Form 10-Q
period 2010-09-30
Innovative Product Opportunities Inc.
filed 2011-01-11
CIK 1494413

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 Form 10-Q


 [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                ACT OF 1934


                For the quarterly period ended September 30, 2010

                                      OR

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                 ACT OF 1934

           For the transition period from _________ to __________

                     Commission File Number: 333-167667

                    INNOVATIVE PRODUCTS OPPORTUNITIES INC.
                         ---------------------------
              (Exact name of registrant as specified in its charter)



            DELAWARE                                  42-1770123
      ----------------------                         --------------
   (State or other jurisdiction of                 (IRS Employer
     incorporation or organization)               Identification No.)


           730 Gana Court, Mississauga, Ontario, Canada L5S 1P1
       ---------------------------------------------------------
                  (Address of principal executive offices)

                              (347) 789-7131
                          ---------------------
           (Registrant's telephone number, including area code)

                              Not Applicable
                          ---------------------
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filed, a non-accelerated filed, or a small reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "small reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated filer [ ]                             Accelerated filer [ ]
Non-Accelerated filer [ ]                       Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of January 7, 2011 the Issuer had 31,000,000 shares of common stock issued and outstanding, par value $0.0001 per share.

                  INNOVATIVE PRODUCTS OPPORTUNITIES INC.
                       QUARTERLY REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 30, 2010
                     (A Development Stage Enterprise)



TABLE OF CONTENTS
                                                                          Page

PART I  - FINANCIAL INFORMATION

Item 1  - Balance Sheets as of September 30, 2010 (Unaudited)
           and December 31, 2009 (Audited)...................................F1

          Statements of Operations and Comprehensive Income for the
           Three and Nine Month Periods Ended September 30, 2010 and 2009
           and from inception (April 3,2009) to
           September 30, 2010(Unaudited).....................................F2

          Statement of Stockholders' Equity from Inception
           (April 3, 2009) to September 30, 2010(Unaudited)..................F3

          Statements of Cash Flows for the Nine Month Periods Ended
           September 30, 2010 and 2009 and from inception (April 3, 2009)
           to September 30, 2010 (Unaudited).................................F4

          Notes to Financial Statements (Unaudited)....................F5 - F11


Item 2  - Management's Discussion and Analysis of Financial Condition and
          Results of Operations...............................................4

Item 3  - Quantitative and Qualitative Disclosures About Market Risk..........8

Item 4T - Controls and Procedures.............................................9



PART II - OTHER INFORMATION

Item 1  - Legal Proceedings...................................................9

Item 1A - Risk Factors........................................................9

Item 2  - Unregistered Sales of Equity Securities and Use of Proceeds........15

Item 3  - Defaults Upon Senior Securities....................................15

Item 4  - Reserved...........................................................15

Item 5  - Other Information .................................................15

Item 6  - Exhibits...........................................................15
...

                       PART I - FINANCIAL INFORMATION


Item 1. Financial Statements.


Innovative Product Opportunities Inc.
(A Development Stage Enterprise)
BALANCE SHEETS

                                                   September 30,   December 31,
                                                           2010           2009
                                                     (Unaudited)      (Audited)
                                                     ------------  ------------
ASSETS

Current assets
        Cash                                          $     6,177   $       --
        Investment securities available-for-sale, at
        fair value                                        232,050           --
                                                     ------------  -----------
                Total current assets                      238,227           --
                                                     ------------  -----------

Total assets                                          $   238,227   $       --
                                                     ============  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
        Income taxes payable                          $    81,849   $       --
        Due to related party                               17,321           --
                                                     ------------  -----------
                Total current liabilities                  99,170           --
                                                     ------------  -----------
Total liabilities                                          99,170           --
                                                     ------------  -----------

Stockholders' equity
        Preferred stock; $0.001 par value;
          1,000,000 shares authorized,
             -0- issued and outstanding                        --           --

        Common stock; $0.0001 par value;
          500,000,000 shares authorized,
             31,000,000 shares and 20,000,000 shares
             issued and outstanding as of Sept. 30,2010
             and December 31, 2009, respectively            3,100        2,000

        Additional paid-in-capital                        108,900           --

        Retained earnings (deficit)
          accumulated during development stage             27,057       (2,000)
                                                     ------------  -----------
                Total stockholders' equity                139,057           --
                                                     ------------  -----------
Total liabilities and stockholders' equity            $   238,227  $        --
                                                     ============  ===========

The accompanying footnotes are an integral part of these financial statements.

                                                                             F1

Innovative Product Opportunities Inc.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

                                                                             From        From
                                                                           inception   inception
                                                                           (April 3,   (April 3,
                                 For the three  For the nine For the three   2009)       2009)
                                 months ended   months ended  months ended  through     through
                                     Sept. 30,     Sept. 30,    Sept. 30,   Sept. 30,   Sept. 30,
                                       2010          2010         2009        2009        2010
                                   ----------    ----------   ----------  ----------   ---------

Sales                              $       --    $   21,000   $       --  $       --   $  21,000
Cost of sales                              --            --           --          --          --
                                   ----------    ----------   ----------  ----------   ---------
  Gross profit                             --        21,000           --          --      21,000
                                   ----------    ----------   ----------  ----------   ---------
Operating expenses
  General and administrative           11,144       121,144           --       2,000     123,144
                                   ----------    ----------   ----------  ----------    --------
 Total expenses                        11,144       121,144           --       2,000     123,144
                                   ----------    ----------   ----------  ----------   ---------
Net operating loss                    (11,144)     (100,144)          --      (2,000)   (102,144)
                                   ----------    ----------   ----------  ----------   ---------
Other income (loss)
  Gain on accounts receivable
  settlement                               --       336,000           --          --     336,000
  Other-than-temporary impairment
  loss on securities                 (124,950)     (124,950)          --          --    (124,950)
                                   ----------    ----------   ----------  ----------   ---------
 Total other income (loss)           (124,950)      211,050           --          --     211,050
                                   ----------    ----------   ----------  ----------   ---------
Income (loss) before taxes           (136,094)      110,906           --      (2,000)    108,906

Provision (recovery) for
  income taxes                         (3,901)       81,849           --          --      81,849
                                   ----------    ----------   ----------  ----------   ---------
Net income (loss)                    (132,193)       29,057           --      (2,000)     27,057

Other comprehensive income
  Net unrealized loss on investment
  securities, available for sale,
  net of tax of $249,900             (464,100)           --           --          --          --
                                   ----------    ----------   ----------  ----------   ---------
Comprehensive income               $ (596,293)   $   29,057   $       --   $  (2,000)  $  27,057
                                   ==========    ==========   ==========  ==========   =========

Basic and diluted net income (loss)
  per common share                 $     0.00    $     0.00   $     0.00   $     0.00
                                  ===========    ==========   ==========   ==========
Weighted average number
  of common shares outstanding
  - basic and diluted              31,000,000    25,600,738   20,000,000   20,000,000
                                   ==========    ==========  ===========  ===========

The accompanying footnotes are an integral part of these financial statements.

                                                                             F2

Innovative Product Opportunities Inc.
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS' EQUITY
>From Inception (April 3, 2009) to September 30, 2010
(Unaudited)


                                                                            Retained
                                                                            Earnings
                                                                           (Deficit)
                                                                           Accumulated
                                                                Additional   During      Total
                       Preferred Stock        Common Stock        Paid-in  Development   Stockholders'
                      Shares     Amount    Shares      Amount     Capital     Stage      Equity
                   ---------  ---------  -----------  ---------  ---------  ----------  -----------

Balance,
 April 3, 2009            --   $     --           --   $     --   $     --   $      --   $       --

Common stock issued
 to founder, $0.0001
  per share,
   April 3, 2009          --         --   20,000,000      2,000         --          --        2,000


Net loss                  --         --           --         --         --      (2,000)      (2,000)
                   ---------  ---------  -----------  ---------  ---------  ----------  -----------
Balance
 December 31, 2009        --         --   20,000,000      2,000         --      (2,000)          --

Common stock issued
 for services             --         --   11,000,000      1,100    108,900          --      110,000

Net income                --         --           --         --         --      29,057       29,057
                   ---------  ---------  -----------  ---------  ---------  ----------  -----------
Balance
 September 30, 2010       --   $     --   31,000,000  $   3,100   $108,900   $  27,057    $ 139,057
                   =========  =========  ===========  =========  =========  ==========  ===========




The accompanying footnotes are an integral part of these financial statements.

                                                                             F3

Innovative Product Opportunities Inc.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
(Unaudited)
                                                        From          From
                                                     inception     inception
                                                      (April 3,     (April 3,
                                       For the nine     2009)         2009)
                                       months ended   through       through
                                         Sept. 30,    Sept. 30,     Sept. 30,
                                           2010         2009          2010
                                        -----------  -----------  ------------
Cash flows from operating activities
  Net income (loss)                     $    29,057  $    (2,000) $     27,057
  Adjustments to reconcile net loss
    to cash used in operating activities
       Shares issued to founder                  --        2,000         2,000
       Stock issued for services            110,000           --       110,000
       Settlement of accounts receivable
         in shares of common stock of
         Metro One Development, Inc.        (21,000)          --       (21,000)
       Gain on accounts receivable
         settlement                        (336,000)          --      (336,000)
        Other-than-temporary impairment
          loss on securities                124,950           --       124,950
  Change in operating assets and liabilities
       Increase in income tax payable        81,849           --        81,849
                                       ------------  -----------  ------------
  Net cash used in operating
  activities                                (11,144)          --       (11,144)
                                       ------------  -----------  ------------
Cash flow from financing activities
  Due to related party                       17,321           --        17,321
                                       ------------  -----------  ------------
  Net cash provided by financing
  activities                                 17,321           --        17,321
                                       ------------  -----------  ------------
Net change in cash                            6,177           --         6,177

Cash, beginning of the period                    --           --            --
                                       ------------  -----------  ------------
Cash, end of the period                 $     6,177  $        --  $      6,177
                                       ============  ===========  ============


The accompanying footnotes are an integral part of these financial statements.

                                                                             F4

Innovative Product Opportunities Inc.
(A Development Stage Enterprise)
(Unaudited)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Innovative Product Opportunities Inc. (the "Company" or "Innovative") was incorporated on April 3, 2009 in the State of Delaware and established a fiscal year end of December 31. The Company is a development stage enterprise organized to provide product development to meet the needs of new and emerging product ideas available for sale today. The Company is currently in the development stage as defined in Financial Accounting Standards Board ("FASB") Accounting Standard Codification ("ASC") 915. All activities of the Company to date relate to its organization and share issuances for services.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited financial statements of Innovative Product Opportunities Inc. have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
The financial statements should be read in conjunction with the annual financial statements for the year ended December 31, 2009 of Innovative roduct Opportunities Inc. in our Form S-1/A filed on September 30, 2010.

The interim financial statements present the balance sheet, statements of operations and comprehensive income, stockholders' equity and cash flows of Innovative Product Opportunities Inc. The financial statements have been repared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2010 and the results of operations and comprehensive income, stockholders' equity and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have significant operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company has retained earnings (deficit) accumulated during development stage at September 30, 2010 and December 31, 2009 of $27,057 and $(2,000), respectively. The Company will be dependent upon the raising of additional capital through placement of its common stock in order to implement its business plan. There can be no assurance that the Company will be successful in this situation.
Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might result from this uncertainty. The Company is funding its initial operations by way of loans from its Chief Executive Officer.
The Company's officers and directors have committed to advancing certain operating costs of the Company.

                                                                           F5

USE OF ESTIMATES AND ASSUMPTIONS

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

INVESTMENT SECURITIES

Equity securities are classified as available for sale and are stated at fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income, net of tax. All available for sale securities are classified as current assets as they are available to support the Company's current operating needs in the next 12 months. Realized gains and losses on the sale of investment securities are recognized at the settlement date using the specific identification method and are included in the statements of operations.

In accordance with ASC 320-10, "Investments-Debt and Equity Securities," the Company evaluates its securities portfolio for other-than-temporary impairment ("OTTI") throughout the year. Each investment that has a fair value less than the book value is reviewed on a quarterly basis by Management. Management considers at a minimum the following factors that, both individually or in combination, could indicate that the decline is other-than-temporary: (a) the Company has the intent to sell the security;
(b) it is more likely than not that it will be required to sell the security before recovery; and (c) the Company does not expect to recover the entire amortized cost basis of the security. Among the factors that are considered in determining intent is a review of capital adequacy, interest rate risk profile and liquidity at the Corporation. An impairment charge is recorded against individual securities if the review described above concludes that the decline in value is other-than-temporary.

INCOME TAXES

The Company accounts for income taxes in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("FASB ASC") 740, Income Taxes. Under the assets and liability method of FASB ASC 740, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

NET LOSS PER SHARE

Basic net income (loss) per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive loss per share reflects the potential dilution of securities that could share in the losses of the Company. Because the Company does not have any potentially dilutive securities, basic and dilutive earnings per share are equal in the accompanying financial statement presentation.
                                                                             F6

FOREIGN CURRENCY TRANSLATION

The financial statements are presented in United States dollars. In accordance with FASB ASC 830, Foreign Currency Matters, foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non-monetary assets and liabilities are translated at exchange rates prevailing at the transaction date. Revenue and expenses are translated at average rates of exchange during the periods presented. Related translation adjustments are reported as a separate component of stockholders' equity (deficit), whereas gains or losses resulting from foreign currency transactions are included in results of operations.

STOCK-BASED COMPENSATION

The Company measures stock-based compensation at the grant date based on the fair value of the award and recognizes stock-based compensation expense over the requisite service period.

The Company also grants awards to non-employees and determines the fair value of such stock-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty's performance is completed.

The Company has not adopted a stock option plan and has not granted any stock options.

FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with the requirements of FASB ASC 820, Fair Value Measurements and Disclosures, and FASB ASC 825, Financial Instruments, the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies.
FASB ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (exit price) in an orderly transaction between market participants at the measurement date. The statement establishes market or observable inputs as the preferred sources of values, followed by assumptions based on hypothetical transactions in the absence of market inputs. The statement requires fair value measurements be classified and disclosed in one of the following categories:

Level 1 - Quoted prices in active markets for identical assets and liabilities.

Level 2 - Quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 - Significant inputs to the valuation model are unobservable.

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.
The fair values of financial instruments, other than Investment securities, are classified as current assets or liabilities approximate their carrying value due to the short-term maturity of the instruments.

                                                                             F7

Investment securities available for sale comprise of 21,000,000 shares of common stock of Metro One Development, Inc. (`Metro One`) The fair value of Metro One shares of $232,050 is based on its closing price on September 30, 2010 of $0.013 per share adjusted for a 15% liquidity discount. Metro One is a listed company with its common stock trading on Other Over-the-Counter. Metro One shares are classified as Level 1 in the fair value hierarchy.

Innovative on May 3, 2010 invoiced Metro One for consulting services valued at $21,000. On May 3, 2010, for payment of these consulting services, Metro One agreed to issue 21,000,000 restricted shares of its common stock to Innovative. The value of the Metro One shares was valued based on its closing price of $0.02 per share on May 3, 2010 adjusted for a 15% liquidity discount since the Metro One shares issued are unregistered securities.

There was an unrealized loss in the Metro One shares of $589,050($838,950 pre-tax unrealized loss less deferred tax recovery of $249,900) and $124,950 ($124,950 pre-tax unrealized loss less deferred income tax expense of $0) during the three and nine month periods ended September 30, 2010, respectively. During the three month period ended September 30, 2010, the Company recognized an other-than-temporary charge to net income (loss) of $124,950 representing the difference of the investment in Metro One at cost and its fair value.
The Company does not anticipate recovering the original investment in Metro One shares. (Refer to Note 7 - Subsequent Events)

RECENT ACCOUNTING PRONOUNCEMENTS
There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted the third quarter of fiscal 2011, or which are expected to impact future periods, that were not already adopted and disclosed in prior periods.

NOTE 3 - STOCK-BASED COMPENSATION

On April 3, 2009, the Company issued 20,000,000 shares of its common stock to its founder and Chief Executive Officer at $0.0001 per share to reimburse $459 of incorporation costs and to pay $1,541 in exchange for services rendered to the Company. Total incorporation costs and services of $2,000 are recorded as general and administrative expenses in the statement of operations. The fair value of the shares was determined by management of the Company on the date of issue of the stock grant. On April 3, 2009, the shares of the Company were not trading and there were no arm's length transactions in the Company shares with an independent party. As such, a quoted market price or a recent transaction in the Company shares was not available to estimate fair value. On the date of issue of the stock grant, the Company was recently formed or in the process of being formed and possessed no assets. The fair value of the Company shares was estimated to be equal to the par value of $0.0001 per share of the Company's common stock.

The Company issued 1,000,000 shares of common stock to Nadav Elituv on May 14, 2010 in exchange for software development services related to interactive displays valued at $10,000.

The Company issued 1,000,000 shares of common stock to The Cellular Connection, Ltd. on May 14, 2010 in exchange for business development services related to going public valued at $10,000. Stuart Turk, as the principal owner of The Cellular Connection, Ltd., has voting and dispositive control over these shares.

                                                                             F8

The Company issued 1,000,000 shares of common stock to Bradley Southam on May 14, 2010 in exchange for graphic arts development services related to interactive displays valued at $10,000.

The Company issued 1,000,000 shares of common stock to Evan Schwartzberg on May 14, 2010 in exchange for accounting and bookkeeping services valued at $10,000.

The Company issued 1,000,000 shares of common stock to Brett W. Gold on May 14, 2010 in exchange for introducing us to potential customers valued at $10,000.

The Company issued 1,000,000 shares of common stock to Al Kau on May 14, 2010 in exchange for introducing us to potential customers valued at $10,000.

The Company issued 1,000,000 shares of common stock to Larry Burke on May 14, 2010 in exchange for design and technical services related to potential customer usage valued at $10,000.

The Company issued 1,000,000 shares of common stock to Aaron Shrira on May 14, 2010 in exchange for introducing us to potential customers valued at $10,000.

The Company issued 1,000,000 shares of common stock to Danielle Goose on May 14, 2010 in exchange for introducing us to potential customers valued at $10,000.

The Company issued 1,000,000 shares of common stock to William Reil on May 14, 2010 in exchange for introducing us to potential customers valued at $10,000.

The Company issued 1,000,000 shares of common stock to Metro One Development, Inc. in trust on May 14, 2010 in exchange for technical knowledge on its interactive displays valued at $10,000.

On May 14, 2010, the shares of the Company were not trading and there were no arm's length transactions in the Company shares with an independent party. As such, a quoted market price or a recent transaction in the Company shares was not available to estimate fair value. As such, the Company determined the value of the consulting services on May 14, 2010 was a more reliable measure of fair value. The value of these services totaling $110,000 is recorded as general and administrative expenses in the statement of operations.

NOTE 4 - DUE TO RELATED PARTY

As of September 30, 2010 and December 31, 2009 advances of $17,321 and $0, respectively, were due to the Company's Chief Executive Officer and majority shareholder. The balances are non-interest bearing, unsecured and have no specified terms of repayment.
                                                                            F9

NOTE 5 - INCOME TAXES

The following table presents income before taxes and income tax expense as well as the taxes charged to stockholders equity:

                                            Nine months
                                                Ended         Period Ended
                                           Sept.30, 2010     Sept. 30, 2009
                                           -------------     --------------
        Income (loss) before taxes            $ 110,906          $ (2,000)
                                           =============     ==============

        Income tax expense charged
        to income (loss) before taxes         $  81,849        $       --
                                           =============     ==============
        Income tax charged directly to
        and netted against other
        comprehensive income                  $      --        $       --
                                           =============     ==============

A reconciliation of the expected consolidated income tax expense, computed by applying a 35% U.S. Federal corporate income tax rate to income before taxes to income tax expense is as follows:
                                            Nine months
                                                Ended         Period Ended
                                           Sept. 30, 2010    Sept. 30, 2009
                                           -------------     --------------
        Expected income tax expense           $   38,817        $     (700)
        Other-than-temporary impairment loss
          on securities                           43,732                --
        Change in valuation allowance               (700)              700
                                           -------------     --------------
                                              $   81,849        $       --
                                           =============     ==============

The tax effects of temporary differences that give rise to deferred tax liabilities are as follows:

                                            Nine months
                                                 Ended         Period Ended
                                           Sept. 30, 2010     Sept. 30, 2009
                                             -----------       ------------
        Current deferred income tax liability
         Investment securities available-for
         -sale, at fair value                 $       --        $        --
                                             ===========       ============

                                                                            F10

At September 30, 2010 and 2009, the Company had available a net-operating loss carry-forward for Federal tax purposes of approximately $0 and $2,000, respectively, which may be applied against future taxable income, if any, at various times through 2029. Certain significant changes in ownership of the Company may restrict the future utilization of these tax loss carry-forwards. At September 30,2009, the Company has a deferred tax asset of $700 representing the benefit of its net operating loss carry-forward.

The Company has not recognized the tax benefit because realization of the tax benefit is uncertain and thus a valuation allowance has been fully provided against the deferred tax asset.

The Company recognizes interest and penalties, if any, related to uncertain tax positions in general and administrative expenses. No interest and penalties related to uncertain tax positions were accrued at September 30, 2010 and 2009.

The tax year 2009 remains open to examination by the major taxing jurisdictions in which the Company operates. The Company expects no material changes to unrecognized tax positions within the next twelve months.

NOTE 6 - STOCKHOLDERS'  EQUITY

The Company is authorized to issue an aggregate of 500,000,000 common shares with a par value of $0.0001 per share and 1,000,000 shares of preferred stock with a par value of $0.001 per share. No preferred shares have been issued.

NOTE 7 - SUBSEQUENT EVENTS

Subsequent to period end, the Company's Chief Executive Officer ("CEO") in a series in transactions advanced to the Company $160,880 and the Company advanced to the CEO $145,000 in cash. As a result of these transactions, there was a net cash advance to the Company of $15,880 by the CEO to the Company in the period from October 1, 2010 to January 5, 2011.

On December 20, 2010, the Company entered into an agreement with Metro One to return 21,000,000 Metro One shares for cancellation.
The 21,000,000 Metro One shares were originally issued to the Company on May 3, 2010 to settle a $21,000 accounts receivable balance due to the Company. It was agreed that the accounts receivable balance of $21,000 would be reinstated and due to the Company upon cancellation of the shares. As a result of this agreement, the Company anticipates recording a loss on cancellation of Metro One share of $211,050 in the statement of operations in the three month period ended December 31, 2010.

                                                                            F11

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains "forward-looking statements" that involve risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in this Form 10-Q and in our Form S-1/A filed
September 30, 2010 and other filings we make with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

The following discussion and analysis of financial condition and results of operations is based upon, and should be read in conjunction with our audited financial statements and related notes thereto included elsewhere in this report, and in our Form S-1/A filed September 30, 2010.


BUSINESS OVERVIEW

We incorporated on April 3, 2009 as Innovative Product Opportunities Inc. under the laws of the State of Delaware. We are currently in the development stage. Additionally, we have not completed development of any product. We expect to incur losses in the foreseeable future due to significant costs associated with our business startup, developing our business and costs associated with on-going operations. Our business is to be a service only product development firm to meet the needs of new and emerging product ideas available for sale today and in the future. Our Certified Engineering Technicians can participate in the creation of products, from hand sketches and design through prototyping and construction. We offer project management to assist our client to produce finished parts ready to market in numerous industries including, but not limited to, consumer and household goods, office products, furniture, and toys. We believe that we will be able to deliver a complete solution to startup and development stage companies.

We have no plans to engage in, a merger or acquisition with any other company, entity or person.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the Financial Statements and accompanying notes. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventories, impairment of long-term assets, stock-based compensation, income taxes and loss contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies, among others, may be impacted significantly by judgment, assumptions and estimates used in the preparation of the Financial Statements:

INVESTMENT SECURITIES

Equity securities are classified as available for sale and are stated at fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income, net of tax. All available for sale securities are classified as current assets as they are available to support the Company's current operating needs in the next 12 months. Realized gains and losses on the sale of investment securities are recognized at the settlement date using the specific identification method and are included in the statements of operations.

In accordance with ASC 320-10, "Investments-Debt and Equity Securities," the Company evaluates its securities portfolio for other-than-temporary impairment ("OTTI") throughout the year. Each investment that has a fair value less than the book value is reviewed on a quarterly basis by Management. Management considers at a minimum the following factors that, both individually or in combination, could indicate that the decline is other-than-temporary: (a) the Company has the intent to sell the security;
(b) it is more likely than not that it will be required to sell the security before recovery; and (c) the Company does not expect to recover the entire amortized cost basis of the security. Among the factors that are considered in determining intent is a review of capital adequacy, interest rate risk profile and liquidity at the Corporation. An impairment charge is recorded against individual securities if the review described above concludes that the decline in value is other-than-temporary.

STOCK-BASED COMPENSATION

The Company measures stock-based compensation at the grant date based on the fair value of the award and recognizes stock-based compensation expense over the requisite service period.

The Company also grants awards to non-employees and determines the fair value of such stock-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty's performance is completed.

The Company has not adopted a stock option plan and has not granted any stock options.

FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with the requirements of FASB ASC 820, Fair Value Measurements and Disclosures, and FASB ASC 825, Financial Instruments, the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies.
FASB ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (exit price) in an orderly transaction between market participants at the measurement date. The statement establishes market or observable inputs as the preferred sources of values, followed by assumptions based on hypothetical transactions in the absence of market inputs. The statement requires fair value measurements be classified and disclosed in one of the following categories:

Level 1 - Quoted prices in active markets for identical assets and liabilities.

Level 2 - Quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations whose inputs are observable or whose significant value drivers are observable.
Level 3 - Significant inputs to the valuation model are unobservable. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.

EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted the third quarter of fiscal 2011, or which are expected to impact future periods, that were not already adopted and disclosed in prior periods.

RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009.

REVENUES

For the nine month periods ended September 30, 2010 and 2009 we generated $21,000 and $0 revenue, respectively. During the nine months ended September 30, 2010, we earned $21,000 of revenue from a contract for design consultation. We are completely dependent upon the willingness of our management to fund our initial operations by way of loans from our Chief Executive Officer.

COSTS OF GOODS SOLD

We did not incur cost of sales for the nine months ended September 30, 2010 or the period ended September 30, 2009.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expense of $121,144 and $2,000 for the periods ended September 30, 2010 and 2009, respectively, can be primarily be attributed to our need to pay for incorporation costs and services.
During the nine month period we incurred $110,000 of consulting expenses for business and software development and design, graphics arts, accounting, bookkeeping and technical services. These consultants were paid in full by 11,000,000 shares of our common stock for their services.

NET INCOME/LOSS

Our net income (loss) for the nine months ended September 30, 2010 and 2009 was $29,057 and $(2,000), respectively. For the nine month period ended September 30, 2010, we had a net operating loss of $100,144. This is due to costs associated with our incorporation and consulting services as described above. In addition, for the nine month period ended September 30, 2010, we experienced a gain on settlement of accounts receivable of $336,000. This gain was due to receiving 21,000,000 unregistered shares of common stock of Metro One Development, Inc. ("Metro One") on May 3, 2010 to settle a $21,000 accounts receivable balance due to us. On May 3, 2010, Metro One's closing price was $0.02 per share. To determine the fair value of the Metro One shares received we further adjusted the closing price by 15%, since the shares received are unregistered. A September 30, 2010, the cost of Metro One shares exceeded fair value by $124,950. This amount was recorded as an other-than-temporary impairment loss in the statement of operations since the Company does not anticipate recovering its original investment in Metro One shares.

Our net income (loss) for the three months ended September 30, 2010 and 2009 was $(136,094) and $0, respectively. The loss recorded during the three months ended September 30, 2010 is due to operating expenses for incorporation costs and services and the an other-than-temporary impairment loss of $124,950 recorded on Metro One shares. For the three months ended September 30, 2009 there were no activities.

On December 20, 2010, the Company entered into an agreement with Metro One to return 21,000,000 Metro One shares for cancellation. It was agreed that the accounts receivable balance of $21,000 would be reinstated and due to the Company upon cancellation of the shares. As a result of this agreement, the Company anticipates recording a loss on cancellation of Metro One share of $211,050 in the statement of operations in the three month period ended December 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

As of September 30, 2010, we had total current assets of $238,227 and total current liabilities of $99,170, resulting in a working capital surplus of $139,057. At the end of the quarterly period ending September 30, 2010, we had cash of $6,177. Our cash flows from operating activities for the nine months ended September 30, 2010 resulted in cash used of $11,144.
Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations. Our cash flow from financing activities for the nine months ended September 30, 2010 was $17,321. The Company has retained earnings (deficit) accumulated during development stage at September 30, 2010 and December 31, 2009 of $29,057 and $(2,000), respectively. The retained earnings reported at September 30, 2010 is largely a result of a non-operating gain on settlement of accounts receivable of $336,000 during the nine months ended September 30, 2010. These conditions led to our auditor reporting substantial doubt about our ability to continue as a going concern.

Over the next 12 months we expect to expend approximately $25,000 in cash for legal, accounting and related services. Cash used for other expenditures is expected to be minimal. We hope to be able to compensate our independent contractors with stock-based compensation, which will not require us to use our cash, although there can be no assurances that we will be successful in these efforts.

We expect to be able to secure capital through advances from our Chief Executive Officer in order to pay expenses such as organizational costs, filing fees, accounting fees and legal fees. We believe it will be difficult to secure capital in the future because we have no assets to secure debt and there is currently no trading market for our securities. We will need additional capital in the next twelve months and if we cannot raise such capital on acceptable terms, we may have to curtail our operations or terminate our business entirely.

The inability to obtain financing or generate sufficient cash from operations could require us to reduce or eliminate expenditures for developing products and services, or otherwise curtail or discontinue our operations, which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, to the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders. If we raise additional funds through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of our common stock and the terms of such debt could impose restrictions on our operations. Regardless of whether our cash assets prove to be inadequate to meet our operational needs, we may seek to compensate providers of services by issuing stock in lieu of cash, which may also result in dilution to existing stockholders.

OPERATING CAPITAL AND CAPITAL EXPENDITURE REQUIREMENTS

We are currently funding our initial operations by way of issuing 20,000,000 shares of our common stock valued at $0.0001 per share to our Chief Executive Officer. We hope to be able to compensate our independent contractors with stock-based compensation, which will not require us to use our cash, although there can be no assurances that we will be successful in these efforts. Our Chief Executive Officer has committed to advancing us an additional $25,000 for certain operating costs in order to start implementing our business plan, the funds are loaned to the company as required to pay amounts owed by the company. As such, our operating capital is currently limited to the personal resources of our Chief Executive Officer. The loans from our Chief Executive
Officer are unsecured and non-interest bearing and have no set terms of repayment. We anticipate receiving additional capital once we are able to have our securities quoted on a public exchange, there is no guarantee our stock will become quoted on a public exchange or develop a market.

OFF-BALANCE SHEET TRANSACTIONS

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a Smaller Reporting Company, as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

ITEM 4T. CONTROLS AND PROCEDURES


DISCLOSURE CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.



                              PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We may be involved from time to time in ordinary litigation, negotiation and settlement matters that will not have a material effect on our operations or finances. We are not aware of any pending or threatened litigation against our Company or our officers and directors in their capacity as such that could have a material impact on our operations or finances.

ITEM 1A. RISK FACTORS

WE ARE A DEVELOPMENT STAGE ENTERPRISE THAT LACKS ANY OPERATING HISTORY OR REVENUES AND WE MAY NEVER GENERATE REVENUES OR BECOME PROFITABLE.

We are a development stage enterprise without financial resources and an operating history on which an investor can base its assessment of our business plan. We expect to incur losses in the foreseeable future due to significant costs associated with our business startup and development, including costs associated with our on-going operations. Our operations may never generate sufficient revenues to fund our continuing operations and we may never generate positive cash flow from our operations. Further, we may not attain or sustain profitability in any future period. If we do not successfully develop our business, you may lose all or part of your investment.

IF WE FAIL TO SUCCESSFULLY MANAGE OUR NEW PRODUCT DEVELOPMENT OR NEW PRODUCT MARKET EXPANSION, OR IF WE FAIL TO ANTICIPATE THE ISSUES ASSOCIATED WITH SUCH DEVELOPMENT OR EXPANSION, OUR BUSINESS MAY SUFFER.

We have not completed development on any product. Our ability to anticipate and manage a variety of issues associated with any new product development or market expansion, such as:

  * difficulties faced in manufacturing;

  * market acceptance;

  * effective management of inventory levels in line with anticipated product demand; and

  * quality problems or other defects in the early stages of product introduction that were not anticipated in the design of those products.

Our business may suffer if we fail to successfully anticipate and manage these issues associated with product development and market expansion and you may lose all or part of your investment.


OUR INDEPENDENT AUDITORS HAVE EXPRESSED DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Currently, we do not have any material assets, nor do we have operations or a source of revenue sufficient to cover our operational costs and allow us to continue as a going concern. Since our inception on April 3, 2009 through September 30, 2010, we have retained earnings accumulated during the development stage of $27,057. We will depend upon the raising of additional capital through placement of our common stock in order to implement our business plan. We are currently funding our initial operations by way of loans from our Chief Executive Officer and through the issuance of common stock in exchange for services. Accordingly, these factors raise substantial doubt as to our ability to continue as a going concern.

CURRENT DECLINING GENERAL ECONOMIC OR BUSINESS CONDITIONS MAY HAVE A NEGATIVE IMPACT ON OUR BUSINESS.

Our current and future business plans depend, in large part, on the overall state of the economy. Concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the U.S. have contributed to increased volatility and diminished expectations for the global economy and expectations of slower global economic growth going forward. These factors, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have precipitated a global economic slowdown. If the economic climate does not improve or continues to deteriorate, it could have a material adverse effect on our ability to implement our business plan.

IF WE ARE UNABLE TO OBTAIN ADDITIONAL FINANCING, WE MAY NOT BE ABLE TO FULFILL OUR BUSINESS PLAN.

We require substantial funds to further develop and implement our business plan. Over the next 12 months we expect to expend approximately $25,000 in cash for legal, accounting and related services. To meet our future obligations, from time to time, we may need to issue debt or shares of our common stock or other equity instruments such as warrants. However, we may not be able to obtain additional financing when needed, or if available, such financing may not be on commercially reasonable terms. If we are unable to obtain financing when needed, we may be forced to curtail our planned development, which would negatively affect the value of your investment.

WE CURRENTLY DO NOT HAVE ANY CUSTOMERS AND IF WE CANNOT ATTRACT CUSTOMERS WE WILL NOT GENERATE REVENUES AND OUR BUSINESS WILL FAIL.

As of January 7, 2011, we have had only one customer. We may not be able to successfully attract other customers and in the event that we do attract customers,we may not be able to maintain such customers and as a result, we will not generate revenues and our business will fail. If our business fails, you will lose all or part of your investment.

OUR ORIGINAL SHAREHOLDERS HAVE CONTROL OVER OUR POLICIES AND AFFAIRS AND THEY MAY TAKE CORPORATE ACTIONS THAT COULD NEGATIVELY IMPACT OUR BUSINESS AND STOCK PRICE.

Our original shareholders own approximately 64.5% of our voting securities. The original shareholders will control our policies and affairs and all corporate actions requiring shareholder approval, including the election of directors. Additionally, these holdings may delay, deter or prevent transactions, such as mergers or tender offers, that would otherwise benefit investors.

WE MAY ENCOUNTER DIFFICULTIES MANAGING OUR PLANNED GROWTH, WHICH WOULD ADVERSELY AFFECT OUR BUSINESS AND COULD RESULT IN INCREASING COSTS AS WELL AS A DECREASE IN OUR STOCK PRICE.

We intend to establish a customer base and develop new products for them.
To manage our anticipated growth, we must continue to improve our operational and financial systems and expand, train, retain and manage our employee base to meet new opportunities. Because of the registration of our securities, we are subject to reporting and disclosure obligations, and we anticipate that we will hire additional finance and administrative personnel to address these obligations. In addition, the anticipated growth of our business will place a significant strain on our existing managerial and financial resources. If we cannot effectively manage our growth, our business may be harmed.


IF WE LOSE THE RESEARCH AND DEVELOPMENT SKILLS AND MANUFACTURING CAPABILITIES OF OUR FOUNDER, OUR ABILITY TO ATTAIN PROFITABILITY MAY BE IMPEDED AND IF WE DO NOT ATTAIN PROFITABILITY, OUR STOCK PRICE MAY DECREASE AND YOU COULD LOSE PART OR ALL OF YOUR INVESTMENT.

Doug Clark founded our Company. He invested the necessary start-up costs from his personal finances and he is our Certified Engineering Technician. In addition, Mr. Clark has relationships with key suppliers. These relationships with suppliers afford us access to valuable resources that help ensure product availability on time that is competitively priced. Our success depends in large part upon Mr. Clark 's contacts in this industry. If we were to lose the benefit of his services, our ability to obtain materials at an affordable price would be adversely effected which would have a negative impact on our operations. We presently have no employment agreement with Mr. Clark.

WE WILL INCUR INCREASED COSTS AND DEMANDS UPON MANAGEMENT AS A RESULT OF COMPLYING WITH THE LAWS AND REGULATIONS AFFECTING PUBLIC COMPANIES, WHICH COULD HARM OUR OPERATING RESULTS.

As a public company, we will incur significant additional legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We also will incur costs associated with corporate governance requirements, including requirements under Section 404 and other provisions of the Sarbanes-Oxley Act, as well as rules implemented by the Securities and Exchange Commission ("SEC"). The expenses incurred by reporting companies for reporting and corporate governance purposes have increased dramatically in recent years. We expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We are unable to currently estimate these costs with any degree of certainty. We also expect these new rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage previously available. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers. Currently we do not have a system of checks and balances in place covering our financial operations and investors will bear the economic risk associated with the lack of such oversight.

BECAUSE WE DO NOT HAVE AN AUDIT COMMITTEE, SHAREHOLDERS WILL HAVE TO RELY ON THE DIRECTORS, WHO ARE NOT INDEPENDENT, TO PERFORM THESE FUNCTIONS.

We do not have an audit or compensation committee comprised of independent directors. These functions are performed by the board of directors as a whole. The members of the Board of Directors are not independent directors. Thus, there is a potential conflict in that the board members are also engaged in management and participate in decisions concerning management compensation and audit issues that may affect management performance.

TO DATE WE HAVE NOT GENERATED REVENUES FROM OPERATIONS AND WE MAY HAVE ADDITIONAL CAPITAL REQUIREMENTS TO CONTINUE OUR OPERATIONS BUT THEY MIGHT NOT BE AVAILABLE TO US ON FAVORABLE TERMS OR AT ALL, AND IF UNAVAILABLE OUR ABILITY TO RUN OUR BUSINESS WILL BE IMPAIRED.

We have limited working capital. As a result, it may be impossible to expand our operations. If we are unable to generate sufficient revenues to cover operating expenses or raise additional funds after the twelve months or during the twelve months should we determine to undertake additional projects, outside of our current business plan, we will be unlikely to expand our business operations. We currently have no other plans or arrangements to raise capital for our business except for this Offering.

RISKS RELATED TO THIS OFFERING AND OUR STOCK

A TRADING MARKET MAY NOT DEVELOP FOR OUR COMMON STOCK AND YOU MAY FIND IT DIFFICULT OR IMPOSSIBLE TO SELL YOUR SHARES FOR THE FORESEEABLE FUTURE.

Our common stock does not currently trade in any market or exchange. As of January 7, 2011, we had only 12 shareholders. This number of shareholders will not be sufficient to build a trading market and we may not sufficiently expand our number of shareholders for the foreseeable future. We intend to list our shares on the Over-the-Counter Bulletin Board but we may not be successful in making that listing. If a trading market does not develop for our common stock, you may find it difficult or impossible to sell your shares.

"PENNY STOCK" RULES MAY MAKE BUYING OR SELLING OUR SECURITIES DIFFICULT WHICH MAY MAKE OUR STOCK LESS LIQUID AND MAKE IT HARDER FOR INVESTORS TO BUY AND SELL OUR SHARES.

Trading in our securities is subject to the SEC's "penny stock" rules and it is anticipated that trading in our securities will continue to be subject to the penny stock rules for the foreseeable future. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends our securities to persons other than prior customers and accredited investors must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser's written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by these requirements may discourage broker-dealers from recommending transactions in our securities, which could severely limit the liquidity of our securities and consequently adversely affect the market price for our securities.

IF OUR STOCK DOES TRADE IN A MARKET OR EXCHANGE, OUR STOCK PRICE MAY BE VOLATILE, AND YOU MAY NOT BE ABLE TO RESELL SHARES OF OUR COMMON STOCK AT OR ABOVE THE PRICE YOU PAID.

Our common stock has not been traded in a public market. We cannot predict the extent to which a trading market will develop or how liquid that market might become. Additionally, we are not selling shares in this offering. The selling stockholders will sell their shares at such prices and such times as they determine. It is possible that they may not sell their shares at all. The selling stockholders will sell at a price of $0.10 per share until the shares are quoted on the Over-the-Counter Bulletin Board and thereafter at prevailing market prices or privately negotiated prices. We intend to seek a market maker to file an application for quotation on the Over-the-Counter Bulletin Board but we may not be successful. The trading price of our common stock following this offering is therefore likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

      - Quarterly variations in our results of operations or those of our competitors.

      - Announcements by us or our competitors of acquisitions, new products, significant contracts, commercial relationships or capital commitments.

      - The emergence of new sales channels in which we are unable to compete effectively.

      - Our ability to develop and market new and enhanced products on a timely basis.

      - Commencement of, or our involvement in, litigation.

      - Any major change in our board or management.

      - General economic conditions and slow or negative growth of related markets.

In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of individual companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a company's securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management's attention and resources.

WE MAY ISSUE ADDITIONAL SHARES OF COMMON STOCK WHICH WOULD REDUCE INVESTORS' PERCENTAGE OF OWNERSHIP, DECREASE THE VALUE OF INVESTORS' INVESTMENT AND MAY DILUTE OUR SHARE VALUE.

Our Certificate of Incorporation authorizes the issuance of 500,000,000 shares of common stock and 1,000,000 shares of preferred stock. In the past, we have been able to pay for some of the services we require through the issuance of our common stock. We may continue to compensate our consultants and other staff with common stock in order to preserve our cash for other uses. The future issuance of authorized common stock may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the common stock held by our investors, may decrease the value of our investors' investment and might have an adverse effect on any trading market for our common stock, if one ever exists.

WE DO NOT PLAN TO PAY DIVIDENDS IN THE FORESEEABLE FUTURE, AND, AS A RESULT, STOCKHOLDERS WILL NEED TO SELL SHARES TO REALIZE A RETURN ON THEIR INVESTMENT.

We have not declared or paid any cash dividends on its capital stock since inception. We intend to retain any future earnings to finance the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future. As a result, stockholders will need to sell shares of common stock in order to realize a return on their investment, if any. If no market develops for the common shares in the future investors would lose their entire investment.

YOU MAY NOT BE ABLE TO SELL YOUR SHARES IN OUR COMPANY BECAUSE THERE IS NO PUBLIC MARKET FOR OUR STOCK.

There is no public market for our common stock. In the absence of being listed, no market is available for investors in our common stock to sell their shares. We intend to have a market maker apply for quotation to the Over-the-Counter Bulletin Board. Assuming that we are successful in finding a market maker to submit for quotation of our stock, of which there can be no assurance, our securities will likely be subject to the penny stock rules, which apply generally to equity securities with a price of less than $5.00 per share, other than securities registered on certain national exchanges or quoted on the NASDAQ system. The penny stock rules reduce the level of trading activity and the secondary market for a security that becomes subject to the penny stock rules. Therefore, investors in this Offering may find it more difficult to sell their Shares.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended September 30, 2010, we did not sell any unregistered securities.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

During the quarter ended September 30, 2010, we did not have any defaults upon senior securities.

ITEM 4. Reserved

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS

EXHIBIT NO.             IDENTIFICATION OF EXHIBIT

3.1   Certificate of Incorporation, dated April 3, 2009 (included as
      Exhibit 3.1 to the Form S-1 filed June 22, 2010, and incorporated herein by reference).


 3.2 Bylaws, dated April 3, 2009 (included as Exhibit 3.2 to the Form S-1 filed June 22, 2010, and incorporated herein by reference).

 4.1 Specimen Stock Certificate (included as Exhibit 4.1 to the Form S-1 filed June 22, 2010, and incorporated herein by reference).


10.1  Innovative Product Opportunities Inc. Trust Agreement (included as
      Exhibit 10.1 to the Form S-1 filed June 22, 2010, and incorporated herein by reference).

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       INNOVATIVE PRODUCTS OPPORTUNITIES INC.



Dated: January 11, 2011                By:/s/ Doug Clark
                                       ----------------------------
                                       Doug Clark, Principal Executive Officer,
                                       President and Chairman of the Board



Dated: January 11, 2011                By:/s/ Robert MacLean
                                       ----------------------------
                                       Robert MacLean, Principal Accounting
                                       Officer