Form 10-K
period 2010-12-31
Innovative Product Opportunities Inc.
filed 2011-03-29
CIK 1494413

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-K

                                  (Mark One)

  [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934
                 For the fiscal year ended December 31, 2010.

  [ ] TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934
                For the transition period from ________ to ________

                      Commission file number 333-167667

                   INNOVATIVE PRODUCT OPPORTUNITIES INC.
             (Name of small business issuer in its charter)

            DELAWARE                                  42-1770123
      ----------------------                         --------------
   (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)               Identification No.)


   730 GANA COURT, MISSISSAUGA, ONTARIO, CANADA                     L5S 1P1
    (Address of principal executive offices)                     (Zip Code)

      Issuer's telephone number: (347) 789-7131

      Securities registered under Section 12(b) of the Exchange Act:

                                       NONE.

      Securities registered under Section 12(g) of the Exchange Act:

                                       NONE.


Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ]; No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ]; No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]; No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ]; No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [ ]
                                                     (Do not check if a smaller
                                                             reporting company)
Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ]; No [X]

State the aggregate market value of the voting and non-voting common equity, consisting solely of common stock, held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $3,100
(based on a total of 31,000,000 shares of the registrant's common stock held by non-affiliates on June 30, 2010, at the closing price of $0.0001 per share)

The number of shares of outstanding common stock of the registrant as of March 28, 2011 was 31,000,000.


Documents incorporated by reference: None.


                   ---------------------------------------

                   INNOVATIVE PRODUCT OPPORTUNITIES INC.
                                 FORM 10-K

                             TABLE OF CONTENTS


                                                                    PAGE NO.
PART I
        ITEM 1.    Business...............................................4

        ITEM 1A.   Risk Factors...........................................5

        ITEM 2.    Properties............................................11

        ITEM 3.    Legal Proceedings.....................................11

        ITEM 4.    Submission of Matters to a Vote of Security Holders...11
PART II
        ITEM 5.    Market for Registrant's Common Equity, Related
                   Stockholder Matters and Issuer Purchases of Equity
                   Securities............................................11

        ITEM 6.    Selected Financial Data...............................13

        ITEM 7.    Management's Discussion and Analysis of Financial
                   Condition and Results of Operations...................14

        ITEM 7A.   Quantitative and Qualitative Disclosures About
                   Market Risk...........................................19

        ITEM 8.    Financial Statements and Supplementary Data.....F1 - F13

        ITEM 9.    Changes in and Disagreements With Accountants on
                   Accounting and Financial Disclosure...................20

        ITEM 9A(T) Controls and Procedures...............................20

        ITEM 9B.   Other Information.....................................21
PART III
        ITEM 10.   Directors, Executive Officers and Corporate
                   Governance............................................21

        ITEM 11.   Executive Compensation................................24

        ITEM 12.   Security Ownership of Certain Beneficial Owners and
                   Management and Related Stockholder Matters............25

        ITEM 13.   Certain Relationships and Related Transactions, and
                   Director Independence.................................26

        ITEM 14.   Principal Accounting Fees and Services................27

        ITEM 15.   Exhibits, Financial Statement Schedules...............27

PART I

ITEM 1. BUSINESS

HISTORICAL DEVELOPMENT

We incorporated in the State of Delaware on April 3, 2009 and commenced business, as Innovative Product Opportunities Inc.

OUR BUSINESS

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

We have utilized the services of our selling shareholders and have started the implementation of our business plan. Some of these services include additional software and graphic art development on interactive displays.

Our business plan does not include engaging in, and we currently have no plans to engage in, a merger or acquisition with any other company, entity or person.

RESEARCH AND DEVELOPMENT

We have not spent any funds on research and development activities since our inception on April 3, 2009.

EMPLOYEES

As of March 28, 2011, we had three employees. All three employees are part-time. We believe that our relations with our employees are good.

CUSTOMERS

We intend to market our services via trade and industry publications to attract clients from industries including, but not limited to, consumer and household goods, office products, furniture, and toys. In general, the clients to whom we market our services also can design and produce their products themselves or direct through our contacts.

Many products developed are new and innovative that requires public recognition to realize potential. We intend to provide a platform and vehicle for that public recognition.

WHOLESALE OPERATIONS

We currently do not have any wholesale operations. As we develop potential clients we will offer to wholesale their products in bulk to contacts in North America and the Orient and we will develop these contacts as it suits the potential client requirements.

COMPETITION

We compete with other designers who offer one or more services competitive with the service we intend to sell. Our principal means of competition are our quality, reliability, and value-added services, including industry contacts and know how.

The product development industry is competitive, characterized by the frequent introduction of new products and includes numerous domestic and foreign competitors, some of which are substantially larger and have greater financial and other resources than we do. We compete principally on the basis of offering quality products at competitive prices and providing high quality customer service. Our competition includes:

*  Ross + Doell
*  Lore Product Design
*  SZID Design
*  C3 Design

PRODUCT DEVELOPMENT

We have received technical knowledge from Metro One Development Inc., an interactive out of home media company giving the consumer more control over their media experience and creating highly entertaining branding displays that respond to the physical movements of the consumer. They are sharing their knowledge on interactive displays they have developed in an effort for
us to provide them with new design solutions.   We do not intend to develop
any products until we raise additional funding.

MANUFACTURING AND PRODUCT SOURCING

Most supplies used in the manufacturing process are readily available from any number of local and international suppliers, at competitive prices. Delivery of product will vary depending on source and quantity required.

We have not identified or retained any suppliers or vendors. we rely on the performance and cooperation of independent suppliers and vendors of raw materials whose services are and will be a material part of our designs. We rely on these subcontractors to manufacture components for our designs that are all based on purchase orders, which the subcontractors can accept or reject. The role any of the multitude of suppliers will play in our business depends on the type of and needs of any potential product design we create and will be a fluid list sourced and created on an as needed basis. We have many contacts in many industries that we rely on for technical expertise when required. This could be a simple catalogue or in depth engineering resources depending on the project. We do not have any agreements in place with any potential supplier.

ITEM 1A.  RISK FACTORS.

An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors and other information included in this Form 10-K. If any of the following risks actually occur, our business, financial condition or results of operations could be materially and adversely affected and you may lose some or all of your investment. The trading price of our common stock, when our stock in fact trades, could decline due to any of these risks, and you could lose all or a part of your investment. We cannot assure any investor that we will successfully address these risks. Prospective investors should carefully consider the following risk factors:

RISKS RELATED TO OUR BUSINESS

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

  * difficulties faced in design for manufacturing;

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


OUR INDEPENDENT AUDITORS HAVE EXPRESSED DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Currently, we do not have any material assets, nor do we have operations or a source of revenue sufficient to cover our operational costs and allow us to continue as a going concern. Since our inception on April 3, 2009 through December 31, 2010, we have an accumulated deficit during the development stage of $108,887. We will depend upon the raising of additional capital through placement of our common stock in order to implement our business plan. We are currently funding our initial operations by way of loans from our Chief Executive Officer and through the issuance of common stock in exchange for services. Accordingly, these factors raise substantial doubt as to our ability to continue as a going concern.

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

WE CURRENTLY HAVE ONLY ONE CUSTOMER AND IF WE CANNOT ATTRACT MORE CUSTOMERS WE WILL NOT GENERATE REVENUES AND OUR BUSINESS WILL FAIL.

As of March 28, 2011, we have had only one customer. We may not be able to successfully attract other customers and in the event that we do attract customers, we may not be able to maintain such customers and as a result, we will not generate revenues and our business will fail. If our business fails, you will lose all or part of your investment.

OUR ORIGINAL SHAREHOLDERS HAVE CONTROL OVER OUR POLICIES AND AFFAIRS AND THEY MAY TAKE CORPORATE ACTIONS THAT COULD NEGATIVELY IMPACT OUR BUSINESS AND STOCK PRICE.

Our CEO owns approximately 64.5% of our voting securities.
The CEO will control our policies and affairs and all corporate actions requiring shareholder approval, including the election of directors. Additionally, these holdings may delay, deter or prevent transactions, such as mergers or tender offers, that would otherwise benefit investors.

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

RISKS RELATED TO OUR STOCK

A TRADING MARKET MAY NOT DEVELOP FOR OUR COMMON STOCK AND YOU MAY FIND IT DIFFICULT OR IMPOSSIBLE TO SELL YOUR SHARES FOR THE FORESEEABLE FUTURE.

Our common stock does not currently trade in any market or exchange. As of March 28, 2011, we had only 2,500 shareholders. This number of shareholders will not be sufficient to build a trading market and we may not sufficiently expand our number of shareholders for the foreseeable future. We intend to list our shares on the Over-the-Counter Bulletin Board but we may not be successful in making that listing. If a trading market does not develop for our common stock, you may find it difficult or impossible to sell your shares.

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

Prior to this offering, our common stock has not been traded in a public market. We cannot predict the extent to which a trading market will develop or how liquid that market might become. Additionally, we are not selling shares in this offering. The selling stockholders will sell their shares at such prices and such times as they determine. It is possible that they may not sell their shares at all. The selling stockholders will sell at a price of $0.10 per share until the shares are quoted on the Over-the-Counter Bulletin Board and thereafter at prevailing market prices or privately negotiated prices. We intend to seek a market maker to file an application for quotation on the Over-the-Counter Bulletin Board but we may not be successful. The trading price of our common stock following this offering is therefore likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

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

We have not declared or paid any cash dividends on its capital stock since inception. We intend to retain any future earnings to finance the operation and expansion of its business and do not anticipate paying any cash dividends in the foreseeable future. As a result, stockholders will need to sell shares of common stock in order to realize a return on their investment, if any. If no market develops for the common shares in the future investors would lose their entire investment.

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

ITEM 2.  PROPERTIES.

On September 1, 2010 we moved into a shared office in Mississauga, Ontario. The premises will be rented on a month to month basis at a rental rate of $250 per month.

ITEM 3. LEGAL PROCEEDINGS

We may be involved from time to time in ordinary litigation, negotiation and settlement matters that will not have a material effect on our operations or finances. We are not aware of any pending or threatened litigation against us or our officers and directors in their capacity as such that could have a material impact on our operations or finances.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fiscal year ended December 31, 2010 we did not submit any matters to a vote of security holders.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

As of the date of this Form 10-K, no established public trading market exists for our securities. We have issued 31,000,000 shares of common stock since our inception on April 3, 2009. All of these shares were restricted when issued. On October 14, 2010, 11,000,000 of these shares were registered in a registration statement for sale by the selling security holders. We have no common equity subject to outstanding purchase options or warrants.

We cannot guarantee that a trading market for our common stock will ever develop or, if a market does develop, that it will continue.

NUMBER OF STOCKHOLDERS

The number of record holders of our common stock as of March 28, 2011 was approximately 2,500, not including nominees of beneficial owners.

DIVIDEND POLICY

We have not paid dividends on our common stock and we do not anticipate paying dividends on our common stock in the foreseeable future. We intend to retain our future earnings, if any, to finance the growth of our business.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

As of December 31, 2010, we do not have any securities authorized for issuance under equity compensation plans.

SECURITIES ISSUED UNDER STOCK OPTION PLANS

During the fiscal year ended December 31, 2010, we did not issue securities under any Stock Option Plans.

RECENT SALES OF UNREGISTERED SECURITIES

On April 3, 2009, we issued 20,000,000 shares of our common stock to our founder, Doug Clark, for incorporation costs and services totaling $2,000.

We issued 1,000,000 shares of common stock to Nadav Elituv on May 14, 2010 in exchange for software development services related to interactive displays valued at $10,000.

We issued 1,000,000 shares of common stock to The Cellular Connection, Ltd. on May 14, 2010 in exchange for business development services related to going public valued at $10,000. Stuart Turk, as the principal owner of The Cellular Connection, Ltd., has voting and dispositive control over these shares.

We issued 1,000,000 shares of common stock to Bradley Southam on May 14, 2010 in exchange for graphic arts development services related to interactive displays valued at $10,000.

We issued 1,000,000 shares of common stock to Evan Schwartzberg on May 14, 2010 in exchange for accounting and bookkeeping services valued at $10,000.

We issued 1,000,000 shares of common stock that we issued to Brett W. Gold on May 14, 2010 in exchange for introducing us to potential customers valued at $10,000.

We issued 1,000,000 shares of common stock to Al Kau on May 14, 2010 in exchange for introducing us to potential customers valued at $10,000.

We issued 1,000,000 shares of common stock to Larry Burke on May 14, 2010 in exchange for design and technical services related to potential customer usage valued at $10,000.

We issued 1,000,000 shares of common stock to Aaron Shrira on May 14, 2010 in exchange for introducing us to potential customers valued at $10,000.

We issued 1,000,000 shares of common stock to Danielle Goose on May 14, 2010 in exchange for introducing us to potential customers valued at $10,000.

We issued 1,000,000 shares of common stock to William Reil on May 14, 2010 in exchange for introducing us to potential customers valued at $10,000.

We issued 1,000,000 shares of common stock to Metro One Development, Inc. in trust on May 14, 2010 in exchange for technical knowledge on its interactive displays valued at $10,000.


The securities issued in the foregoing transactions were undertaken under Rule 506 of Regulation D under the Securities Act of 1933, as amended, by the fact that:

- the sale was made to a sophisticated or accredited investor, as defined in Rule 502;

- we gave the purchaser the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain any additional information which we possessed or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of information furnished;

- at a reasonable time prior to the sale of securities, we advised the purchaser of the limitations on resale in the manner contained in Rule 502(d)2;

- neither we nor any person acting on our behalf sold the securities by any form of general solicitation or general advertising; and

- we exercised reasonable care to assure that the purchaser of the securities is not an underwriter within the meaning of Section 2(11) of the Securities Act of 1933 in compliance with Rule 502(d).

With respect to the sales of our securities described above, we relied on the Section 4(2) exemption from securities registration under the federal securities laws for transactions not involving any public offering. No advertising or general solicitation was employed in offering the securities. The securities were sold to accredited investors. The securities were offered for investment purposes only and not for the purpose of resale or distribution, and the transfer thereof was appropriately restricted by us.


ITEM 6.  SELECTED FINANCIAL DATA.

As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-K contains "forward-looking statements" that involve risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in this Form 10-K and other filings we make with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

The following discussion and analysis of financial condition and results of operations is based upon, and should be read in conjunction with our audited financial statements and related notes thereto included elsewhere in this Form 10-K.


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

Our business plan does not include engaging in, and we currently have no plans to engage in, a merger or acquisition with any other company, entity or person.


MANAGEMENT'S STRATEGIC VISION

Our overall business strategy primarily rests on our ability to secure additional capital through financing activities. Initial revenues will be generated for design services and we will require minimal capital requirements. As we secure funds, we plan to attract new clients and assist them in their product development. We do not know when we will attract new clients and as a result, when, if ever, we will generate revenues. The product a client requires will be for a niche in their business and requires knowledge outside their business scope. Toy companies may not have metal stamping knowledge, but require it for their new toy. Electronics companies may not have extrusion rubber knowledge, but need it for their new electronics. Depending on the complexity of the project and process(s) required, that can take weeks to even years to complete one product. At no cost to us we intend to advertise our services in free trade listings, free industry publications and free web site listings as our main focus for attracting new clients. We do not have a narrow focus on any one client industry, but rather have a wide open approach to any field. Capital will also be provided by clients and paid directly to suppliers on terms offered by the supplier. In addition to increasing our product design offerings, we intend to introduce distribution channels and increase our client list making our services more widely available in additional markets. This strategic vision will evolve as necessitated by the clients we are able to attract. Assuming we attract a new client in the children's toy industry, we will design based on younger bolder images and colour with marketing geared to the younger generation. If we attract an aftermarket automotive performance client, the design will reflect current automotive trends and colours with speed and aesthetics primary direction. A household product may be more discriminating and subdued. Each object may require a different direction from the design, however comparable processes exist for prototyping and presenting the object to market. Dependant on the client attracted, we will have differing costs, contacts and direction. The cost to design, prototype and prepare for manufacturing could be thousands of dollars, while an international launch for a major item could be millions. Our company will bill clients on a weekly or monthly basis for the design work completed throughout the process. Milestones for a project ranging from completed prototypes, to packaging layout, to complete production and assembly of multiple items are possible.
The more detailed, the longer the process runs and the more billable services we can provide.

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

RECENT ACCOUNTING PRONOUNCEMENTS

There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted the fourth quarter of fiscal 2011, or which are expected to impact future periods, that were not already adopted and disclosed in prior periods.

RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE YEAR ENDED DECEMBER 31, 2010 AND 2009.

REVENUES

For the year ended December 31, 2010 and period ended December 31, 2009 we generated $21,000 and $0 revenue, respectively. We earned $21,000 of revenue from a contract for design consultation. We are completely dependent upon the willingness of our management to fund our initial operations by way of loans from our Chief Executive Officer.

COSTS OF GOODS SOLD

We did not incur cost of sales for the year ended December 31, 2010 or the period ended December 31, 2009.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expense of $127,887 and $2,000 for the year ended December 31, 2010 and period ended December 31, 2009, respectively, can be primarily attributed to our need to pay for incorporation costs and services. During the year ended December 31, 2010 we incurred $110,000 of consulting expenses for business and software development and design, graphics arts, accounting, bookkeeping and technical services. These consultants were paid in full by 11,000,000 shares of our common stock for their services.

NET INCOME/LOSS

Our net loss for the year ended December 31, 2010 and the period ended
December 31, 2009 was $(106,887) and $(2,000), respectively. Our net loss since inception (April 3, 2009) through December 31, 2010 was $108,887. For the year period ended December 31, 2010, we had a net operating loss of $(106,887). This is due to costs associated with our incorporation and consulting services as described above. In addition, for the year ended December 31, 2010, we experienced a gain on settlement of accounts receivable of $336,000. This gain was due to receiving 21,000,000 unregistered shares of common stock of Metro One Development, Inc. ("Metro One") on May 3, 2010 to settle a $21,000 accounts receivable balance due to us. On May 3, 2010, Metro One's closing price was $0.02 per share. To determine the fair value of the Metro One shares received we further adjusted the closing price by 15%, since the shares received are unregistered. On September 30, 2010, the cost of Metro One shares exceeded fair value by $124,950. This amount was recorded as an other-than-temporary impairment loss in the statement of operations since the Company does not anticipate recovering its original investment in Metro
One shares. On December 20, 2010, the Company entered into an agreement with Metro One to return 21,000,000 Metro One shares for cancellation. It was agreed that the accounts receivable balance of $21,000 would be reinstated and due to the Company upon cancellation of the shares. As a result of this agreement, the Company recorded a loss on cancellation of Metro One shares of $211,050 in the statement of operations.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

As of December 31, 2010, we had total current assets of $36,775 and total current liabilities of $33,662, resulting in a working capital surplus of $3,113. At the end of the year ending December 31, 2010, we had cash of $15,775. Our cash flows from operating activities for the year ended December 31, 2010 resulted in cash used of $17,427. Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations. Our cash flow from financing activities for the year ended December 31, 2010 was $33,202. The Company has an accumulated deficit during development stage at December 31, 2010 and December 31, 2009 of $(108,887) and $(2,000), respectively. The deficit reported at December 31, 2010 is largely a result of operating expenses for incorporation costs and for services during the year ended December 31, 2010. These conditions led to our auditor reporting substantial doubt about our ability to continue as a going concern.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a Smaller Reporting Company, as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and related notes are included as part of this Annual Report.

                       INNOVATIVE PRODUCT OPPORTUNITIES INC.
                          (A Development Stage Company)
                                      INDEX
                            December 31, 2010 and 2009

                                                                          Page

      REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM...............F1



      FINANCIAL STATEMENTS

      Balance Sheets....................................................... F2

      Statements of Operations............................................. F3

      Statement of Stockholders' Equity.................................... F4

      Statements of Cash Flows............................................. F5

      Notes to Financial Statements.................................. F6 - F11

     FINANCIAL STATEMENTS



Report of Independent Registered Public Accounting Firm


To The Board of Directors and Stockholders
Innovative Product Opportunities, Inc.

We have audited the accompanying balance sheets of Innovative Product Opportunities, Inc. (A Development Stage Company) as of December 31, 2010 and 2009, and the related statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2010, from inception (April 3, 2009) through December 31, 2009, and from inception (April 3, 2009) through
December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Innovative Product Opportunities, Inc. (A Development Stage Company) as of December 31, 2010 and 2009, and the related statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2010, from inception (April 3, 2009) through December 31, 2009, and from inception (April 3, 2009) through
December 31, 2010, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


De Joya Griffith & Company, LLC

/s/ De Joya Griffith & Company, LLC
Henderson, Nevada
March 24, 2011


                                                                            F1

Innovative Product Opportunities Inc.
(A Development Stage Enterprise)
BALANCE SHEETS
(Audited)

                                                     December 31,  December 31,
                                                           2010           2009
                                                    ------------  ------------
ASSETS

Current assets
        Cash                                         $    15,775    $      --
        Accounts receivable                               21,000           --
                                                     ------------  ----------
                Total current assets                      36,775           --
                                                     ------------  ----------

Total assets                                         $    36,775    $      --
                                                     ============  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
        Accounts payable and accrued liabilities     $       460    $      --
        Due to related party                              33,202           --
                                                     ------------  ----------
                Total current liabilities                 33,662           --
                                                     ------------  ----------
Total liabilities                                         33,662           --
                                                     ------------  ----------

Stockholders' equity
        Preferred stock; $0.001 par value;
          1,000,000 shares authorized,
             -0- issued and outstanding                       --           --

        Common stock; $0.0001 par value;
          500,000,000 shares authorized,
             31,000,000 shares and 20,000,000 shares
             issued and outstanding as of
             December 31, 2010 and 2009, respectively      3,100        2,000

        Additional paid-in-capital                       108,900           --

        Deficit accumulated during development stage    (108,887)      (2,000)
                                                     ------------  ----------
                Total stockholders' equity                 3,113           --
                                                     ------------  ----------
Total liabilities and stockholders' equity            $   36,775  $        --
                                                     ============  ==========

The accompanying footnotes are an integral part of these financial statements


                                                                             F2

Innovative Product Opportunities Inc.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS
(Audited)

                                                     From           From
                                                   inception      inception
                                                   (April 3,      (April 3,
                                   For the year       2009)         2009)
                                      ended          through       through
                                   December 31,    December 31,   December 31,
                                       2010           2009           2010
                                   ------------    ------------  ------------

Sales                              $     21,000    $         --  $     21,000
Cost of sales                                --              --            --
                                   ------------    ------------  ------------
     Gross profit                        21,000              --        21,000
                                   ------------    ------------  ------------
Operating expenses
     General and administrative         127,887           2,000       129,887
                                   ------------    ------------  ------------
       Total expenses                   127,887           2,000       129,887
                                   ------------    ------------  ------------
Net operating loss                     (106,887)             --      (108,887)
                                   ------------    ------------  ------------
Other income (loss)
        Gain on accounts receivable
        settlement                      336,000              --       336,000
        Other-than-temporary impairment
        loss on securities             (124,950)             --      (124,950)
        Loss on cancelation of
        securities                     (211,050)             --      (211,050)
                                   ------------    ------------  ------------

Net loss                           $   (106,887)   $     (2,000) $   (108,887)
                                   ============    ============  ============
Basic net loss
  per common share                 $      (0.00)   $      (0.00)
                                   ============    ============
Weighted average number
  of common shares outstanding
  - basic                            26,961,644      20,000,000
                                   ============    ============

The accompanying footnotes are an integral part of these financial statements.

                                                                             F3

Innovative Product Opportunities Inc.
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS' EQUITY
From Inception (April 3, 2009)through December 31, 2010
(Audited)



                                                                         Deficit
                                                                        Accumulated
                                                            Additional    During       Total
                    Preferred Stock       Common Stock        Paid-in  Development Stockholders
                   Shares     Amount    Shares      Amount     Capital     Stage      Equity
               ----------  ---------- ----------  ---------  ---------  ---------   ----------

Balance, inception
 (April 3, 2009)      --     $   --           --  $      --  $      --  $      --   $      --

Common stock issued
 to founder, $0.0001
  per share,
   April 3, 2009      --         --   20,000,000      2,000         --         --       2,000


Net loss              --         --           --         --         --     (2,000)     (2,000)
                ---------  --------- -----------  ---------  ---------  ----------  ----------
Balance
 December 31, 2009    --         --   20,000,000      2,000         --     (2,000)         --

Common stock issued
  for services        --         --   11,000,000      1,100    108,900         --     110,000

Net loss              --         --           --         --         --   (106,887)   (106,887)
                ---------  --------- -----------  ---------  ---------  ---------  -----------
Balance
 December 31, 2010    --     $   --   31,000,000  $   3,100  $ 108,900  $(108,887)  $   3,113
                =========   ======== ===========  =========  =========  ==========  ==========




The accompanying footnotes are an integral part of these financial statements.

                                                                             F4

Innovative Product Opportunities Inc.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
(Audited)
                                                        From          From
                                                     inception     inception
                                                      (April 3,     (April 3,
                                       For the year     2009)         2009)
                                           ended      through       through
                                          Dec. 31,    Dec. 31,      Dec. 31,
                                           2010         2009          2010
                                        -----------  -----------  ------------
Cash flows from operating activities
  Net loss                             $   (106,887)  $   (2,000) $   (108,887)
  Adjustments to reconcile net loss
to cash used in operating activities
       Shares issued to founder                  --        2,000         2,000
       Stock issued for services            110,000           --       110,000
    Change in operating assets and liabilities
       Increase in accounts receivable      (21,000)          --       (21,000)
   Increase in accounts payable and
          accrued liabilities                   460           --           460
                                       ------------  -----------  ------------
  Net cash used in operating
  activities                                (17,427)          --      (17,427)
                                       ------------  -----------  ------------
Cash flow from financing activities
  Advances to related party                 228,202           --       228,202
  Repayments to related party              (195,000)          --      (195,000)
                                       ------------  -----------  ------------
  Net cash provided by financing
  activities                                 33,202           --        33,202
                                       ------------  -----------  ------------
Net change in cash                           15,775           --        15,775

Cash, beginning of the period                    --           --            --
                                       ------------   ----------  ------------
Cash, end of the period                $     15,775  $        --  $     15,775
                                       ============  ===========  ============


The accompanying footnotes are an integral part of these financial statements.

                                                                             F5

Innovative Product Opportunities Inc.
(A Development Stage Enterprise)
December 31, 2010 and 2009
(Audited)

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The financial statements present the balance sheets, statements of operations, stockholders' equity and cash flows of the Company. These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company has a deficit accumulated during development stage at December 31, 2010 and 2009 of $108,887 and $2,000, respectively. The Company will be dependent upon the raising of additional capital through placement of its common stock in order to implement its business plan. There can be no assurance that the Company will be successful in this situation.
Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might result from this uncertainty. The Company is funding its initial operations by way of loans from its Chief Executive Officer.
The Company's officers and directors have committed to advancing certain operating costs of the Company.

                                                                             F6

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

INVESTMENT SECURITIES

Equity securities are classified as available for sale and are stated at fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income, net of tax. All available for sale securities are classified as current assets as they are available to support the Company's current operating needs in the next 12 months. Realized gains and losses on the sale of investment securities are recognized at the settlement date using the specific identification method and are included in the statements of operations

In accordance with ASC 320-10, "Investments-Debt and Equity Securities," the Company evaluates its securities portfolio for other-than-temporary impairment ("OTTI") throughout the year. Each investment that has a fair value less than the book value is reviewed on a quarterly basis by Management. Management considers at a minimum the following factors that, both individually or in combination, could indicate that the decline is other-than-temporary: (a) the Company has the intent to sell the security; (b) it is more likely than not that it will be required to sell the security before recovery; and (c) the Company does not expect to recover the entire amortized cost basis of the security. Among the factors that are considered in determining intent is a review of capital adequacy, interest rate risk profile and liquidity at the Corporation. An impairment charge is recorded against individual securities if the review described above concludes that the decline in value is other-than-temporary.

Revenue recognition - The Company recognizes revenue in accordance ASC
Topic 605 - Revenue Recognition. Under Topic 605, revenue is recognized at the point of passage to the customer of title and risk of loss, there is persuasive evidence of an arrangement, the sales price is determinable, and collection of the resulting receivable is reasonably assured. The Company generally recognizes revenue at the time of delivery of goods. Sales are reflected net of discounts and estimated returns. Amounts billed to customers for shipping and handling are recorded as sales revenues. Costs incurred for shipping and handling are included in cost of sales.

                                                                             F7

Allowance for doubtful accounts - The allowance for doubtful accounts is maintained to provide for losses arising from customers' inability to make required payments. If there is a deterioration of the credit worthiness of the Company's customers and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required.

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

FOREIGN CURRENCY TRANSLATION

The financial statements are presented in and Company's functional currency is the United States dollars. In accordance with FASB ASC 830, Foreign Currency Matters, foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non-monetary assets and liabilities are translated at exchange rates prevailing at the transaction date. Revenue and expenses are translated at average rates of exchange during the periods presented. Related translation adjustments are reported as a separate component of stockholders' equity (deficit), whereas gains or losses resulting from foreign currency transactions are included in results of operations.

                                                                             F8

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

Comprehensive income (loss) - The Company has adopted ASC Topic 220 - Comprehensive Income, which establishes standards for reporting and the display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners or distributions to owners.
Among other disclosures, Topic 220 requires that all items that are required to be recognized under the current accounting standards as a component of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is displayed in the statement of stockholders' deficit and in the balance sheet as a component of stockholders' deficit.


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

                                                                             F9

Level 3 - Significant inputs to the valuation model are unobservable.

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.

The fair values of financial instruments, other than Investment securities, are classified as current assets or liabilities and approximate their carrying value due to the short-term maturity of the instruments.

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

Innovative on May 3, 2010 invoiced Metro One (MTRO) for consulting services valued at $21,000. On May 3, 2010, for payment of these consulting services, Metro One agreed to issue 21,000,000 restricted shares of its common stock to Innovative. The value of the Metro One shares was valued based on its closing price of $0.02 per share on May 3, 2010 adjusted for a 15% liquidity discount since the Metro One shares issued are unregistered securities. The fair value of the Metro One shares received on May 3, 2010 of $357,000 exceeded the value of consulting services valued at $21,000 resulting in a gain of $336,000 on accounts receivable settlement.

On September 30, 2010, a loss in Metro One shares of $124,950 was recognized as an other-than-temporary charge to net loss representing the difference of the investment in Metro One at cost and its fair value.

On December 20, 2010, the Company entered into an agreement with Metro One to return 21,000,000 Metro One shares for cancellation. It was agreed that the accounts receivable balance of $21,000 would be reinstated and due to the Company upon cancellation of the shares. As a result of this agreement, the Company recorded a loss on cancellation of Metro One shares of $211,050 in the statement of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted the fourth quarter of fiscal 2011, or which are expected to impact future periods, that were not already adopted and disclosed in prior periods.

NOTE 3 - DUE TO RELATED PARTY

As of December 31, 2010 and 2009 advances of $33,202 and $0, respectively, were due to the Company's Chief Executive Officer and majority shareholder. The balances are non-interest bearing, unsecured and have no specified terms of repayment.

                                                                            F10

NOTE 4 - INCOME TAXES

The following table presents income before taxes and income tax expense as well as the taxes charged to stockholders equity:


                                              Year Ended     Period Ended
                                           Dec. 31, 2010    Dec. 31, 2009
                                            -----------      ------------
        Net loss before taxes                 $(106,887)       $   (2,000)
                                             ==========       ===========

        Income tax expense charged
        to loss before taxes                  $      --        $       --
                                            ===========       ===========

A reconciliation of the expected consolidated income tax expense, computed by applying a 35% U.S. Federal corporate income tax rate to income before taxes to income tax expense is as follows:

                                               Year Ended     Period Ended
                                            Dec. 31, 2010     Dec. 31, 2009
                                             -----------       ------------
        Expected income tax expense           $  (37,410)       $     (700)
        Share-based payments                      38,110                --
        Change in valuation allowance               (700)              700
                                             -----------       ------------
                                              $       --        $       --
                                             ===========       ============

At December 31, 2010 and 2009, the Company had available a net-operating loss carry-forward for Federal tax purposes of approximately $0 and $2,000, respectively, which may be applied against future taxable income, if any, at various times through 2029. Certain significant changes in ownership of the Company may restrict the future utilization of these tax loss carry-forwards. At December 31, 2009, the Company has a deferred tax asset of $700 representing the benefit of its net operating loss carry-forward. The Company has not recognized the tax benefit because realization of the tax benefit is uncertain and thus a valuation allowance has been fully provided against the deferred tax asset.

The Company recognizes interest and penalties, if any, related to uncertain tax positions in general and administrative expenses. No interest and penalties related to uncertain tax positions were accrued at December 31, 2010 and 2009.

The tax years 2010 and 2009 remain open to examination by the major taxing jurisdictions in which the Company operates. The Company expects no material changes to unrecognized tax positions within the next twelve months.

                                                                            F11

NOTE 5 - STOCKHOLDERS' EQUITY

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


                                                                            F12

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


                                                                            F13

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We have had no changes in or disagreements with our accountants. None of our principal independent accountants have resigned or declined to stand for re-election.


ITEM 9A(T).  CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and
(ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

        1. pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;

        2. provide reasonable assurance that our transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures of our Company are being made only in accordance with authorizations of our management and our directors; and

        3. provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Internal control over financial reporting includes the controls themselves, monitoring and internal auditing practices and actions taken to correct deficiencies identified.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, which are included within disclosure controls and procedures, that occurred during our fiscal quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name, age, positions and offices that each director and officer has held for the past five years as of December 31, 2010. Members of the Board are elected and serve for one year terms or until their successors are elected and qualify. Our executive officers are elected by and serve at the pleasure of our Board of Directors. There are no family relationships among our directors and executive officers.

Name                            Age       Position
------------------------------------------------------------------------------
Doug Clark                      45        President, Chairman, Chief
                                          Executive Officer and Director

Robert McLean                   41        Chief Financial Officer

Grant Stummer                   44        Director

------------------------------------------------------------------------------

BOARD OF DIRECTORS

Our board of directors consists of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal.

The following is information on the business experience of our directors and executive officers:

BIOGRAPHIES OF EXECUTIVE OFFICERS AND DIRECTORS

Doug Clark has been our President, Chief Executive Officer and Chairman of the Board since April 2009. Mr. Clark devotes a minimum of 40% of his working time to the affairs of our Company. Mr. Clark graduated top of his class in Engineering Tool Design at George Brown College and is a current member of OACETT. Mr. Clark worked in engineering for several mold makers before starting DC Design Inc., a product design and manufacturing firm, 14 years ago.
Mr. Clark has created numerous automotive, medical, office and consumer projects from concept to production.

Robert McLean has been our Chief Financial Officer since
April 2009. Mr. McLean devotes a minimum of 25% of his working time to the affairs of our Company. Mr. McLean graduated with an honors degree from University of Toronto in 1995. Robert has worked for a brokerage firm where he had multiple roles as VP of Operations, compliance and also managed his own book of business. He completed his PDO
(Partners, Directors and Senior Officers Qualifying exam) shortly thereafter. These qualifications from the financial industry qualified Robert for the position as CFO. Mr. McLean moved from the financial business and for the past eight years has owned Charbuster Inc., a national brand of outdoor living products.

Grant Stummer, has been our director since April 2009. Mr. Stummer is CEO of Six Points Plastics, a plastic injection tool and part manufacturer. Since 1992 he has worked his way to co-owner of the Mississauga based company. This niche ISO9001 certified plastics company produces complex components that are used worldwide in many industries. In the last 15 years he has tripled his sales and has implemented systems that have increased his profitability as a lean manufacturer. Mr. Stummer's knowledge and contacts in the plastic industry offer our company insight and direction from the industry.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

We are not aware of any material legal proceedings that have occurred within the past five years concerning any director, director nominee, or control person which involved a criminal conviction, a pending criminal proceeding, a pending or concluded administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

We do not have any securities registered under Section 12 of the Exchange Act, as amended. Accordingly, our directors, executive officers, and stockholders beneficially owning more than 10% of our common stock are not required to comply with the reporting requirements of Section 16(a) of the Exchange Act.

CODE OF ETHICS

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We will provide a copy of our Code of Ethics to any person, free of charge, upon written request to Doug Clark at Innovative Product Opportunities Inc., 7235-88077 Belshire Gate, Mississauga, Ontario, Canada L5N 8M1.

PROCEDURE FOR NOMINATING DIRECTORS

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

The Board of Directors will consider candidates for director positions that are recommended by any of our stockholders. The recommended candidate should be submitted to us in writing addressed to 730 Gana Court, Mississauga, Ontario, Canada L5S 1P1. The recommendation shall include the following information: name of candidate; address, phone, and fax number of candidate;
a statement signed by the candidate certifying that the candidate wishes to be considered for nomination to our Board of Directors and stating why the candidate believes that he or she meets the director qualification criteria and would otherwise be a valuable addition to our Board of Directors; a summary of the candidate's work experience for the prior five years and the number of shares of our stock beneficially owned by the candidate.

The Board will evaluate the recommended candidate and will determine whether or not to proceed with the candidate in accordance with our procedures. We reserve the right to change our procedures at any time to comply with the requirements of applicable laws.

COMMITTEES OF THE BOARD OF DIRECTORS

The Board of Directors has the responsibility for establishing broad corporate policies and reviewing our overall performance rather than day-to-day operations. The Board's primary responsibility is to oversee management of our company and, in so doing, serve the best interests of our company and our stockholders. Our full Board of Directors performs all of the functions normally designated to an Audit Committee, Compensation Committee and Nominating Committee.

Although our Board does not have a separately-designated standing Audit Committee, our full Board of Directors performs the functions usually designated to an Audit Committee. As of December 31, 2010, Mr. McLean has been designated as the Board's "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K. We have determined that Mr. McLean is "independent" as independence for audit committee members is defined in Rule 5605 of the Nasdaq Marketplace Rules and Rule 10A-3 of the Securities Exchange Act of 1934. Mr. McLean's experience and background has provided him with an understanding of accounting principles generally accepted in the United States of America and financial statements prepared thereon. Mr. McLean has experience preparing, auditing, analyzing and evaluating financial statements that present a breadth and level of complexity of accounting issues comparable to the issues that can reasonably be expected to be raised by our financial statements. Mr. McLean has an understanding of audit committee functions.

ITEM 11. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION


Summary Compensation Table

--------------------------------------------
Name and  Year   Base   Bonus  Dollar Value
Principal Ended  Salary          of Total
Position  December             Compensation
          31, 2010               for the
          and 2009              Covered
                                 Fiscal
                                  Year
                   $      $        $

--------------------------------------------

Doug Clark,
Principal
Executive
Officer,
President,
Chairman
and
Director   2010    -0-    -0-      -0-
           2009  1,541    -0-    1,541


Robert McLean,
Principal
Accounting
Officer     2010    -0-    -0-      -0-
            2009    -0-    -0-      -0-
--------------------------------------------

As of March 28, 2011, we have not paid any compensation to, or entered into any written employment agreements with our Principal Executive Officer and Principal Accounting Officer, or any other employee. We have, however, verbally agreed with Mr. Clark that employment compensation with base salary and bonuses will be negotiated and determined once our operations begin.

On April 3, 2009, the Company issued 20,000,000 shares of its common stock to its founder and Chief Executive Officer at $0.0001 per share to reimburse $459 of incorporation costs and to pay $1,541 in exchange for services rendered to the Company.


OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

No equity awards were granted during the fiscal year ended December 31, 2010 to our named executive officer.

We do not have any qualified or non-qualified defined benefit plans or nonqualified defined contribution plans or other deferred compensation plans. There are no contracts, agreements, plans or arrangements that provide for payment to our named executive officer following or in connection with the resignation, retirement or termination of the named executive officer, a change in control of our Company, or a change in the named executive officer's responsibilities following a change in control.

DIRECTOR COMPENSATION

During the fiscal year ended December 31, 2010, we did not pay compensation to any of our directors for serving on our board. At the present time, there are no verbal or written contracts, agreements, plans or arrangements to compensate our directors for their services on our board of directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During the fiscal year ended December 31, 2010, Doug Clark and
Grant Stummer served as our directors. We do not have a separately standing compensation committee and our board of directors did not perform similar functions as there was no executive compensation paid from our inception on April 3, 2009 through the end of our most recently completed fiscal year ended December 31, 2010. Our board of directors performs the functions of a compensation committee, however as of March 28, 2011, the board of directors has not set any compensation.

During the fiscal year ended December 31, 2010, none of our executive officers:

  * served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire the board of directors) of another entity, one of whose executive officers served as a member of our board of directors;

  * served as a director of another entity, one of whose executive officers served as a member of our board of directors; or

  * served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire the board of directors) of another entity, one of whose executive officers served as a member of our board of directors.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of March 28, 2011, as to shares of our common stock beneficially owned by: (1) each person who is known by us to own beneficially more than 5% of our common stock, (2) our named executive officer listed in the summary compensation table, (3) each of our directors and (4) all of our directors and executive officers as a group.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

Name and Address of                         Common Shares        Percent
of Beneficial Owner (1)                     Beneficially         of Class (2)
                                            Owned
------------------------                    ----------------     ------------
Doug Clark                                    20,000,000              64.5 %

Robert McLean                                          0               -0-

Grant Stummer                                          0               -0-

Directors and executive officers
as a group (3 persons)                        20,000,000              64.5 %


(1) The address of all individual directors and executive officers is c/o Innovative Product Opportunities Inc., 730 Gana Court Mississauga, Ontario Canada L5S 1P1.

(2) The number of shares of common stock issued and outstanding on March 28, 2011 was 31,000,000 shares.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of December 31, 2010 and 2009, we received advances from our Chief Executive Officer, President, Chairman of the Board and founder, Doug Clark, totaling $33,202 and $0, respectively, to pay for incorporation costs and services.

Our policy with regard to transactions with related persons or entities is that such transactions must be on terms no less favorable than could be obtained from non-related persons. The above-described transactions were conducted at arm's length and on terms no less favorable than those that could be obtained from non-related person.

The above related party transactions are not necessarily indicative of the amounts that would have been incurred had a comparable transaction been entered into with an independent party. The terms of these transactions were more favorable than would have been attained if the transactions were negotiated at arm's length.

The above related party transactions are not necessarily indicative of the amounts that would have been incurred had a comparable transaction been entered into with an independent party. The terms of these transactions were more favorable than would have been attained if the transactions were negotiated at arm's length.

DIRECTOR INDEPENDENCE

As of March 28, 2011, Doug Clark, and Grant Stummer serve as our directors. Mr. Clark is not an independent director. Mr. Stummer is an "independent" director, as defined under the standards of independence set forth in the NASDAQ Marketplace Rules. We intend have a market maker file an application to apply to have our common stock quoted on the Over-the-Counter Bulletin Board, or OTCBB. The OTCBB does not require that a majority of our board of directors be independent.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fees related to services performed by De Joya Griffith & Company, LLC in the years ended December 31, 2010 and 2009 were as follows:

                                      2010         2009

Audit Fees                       $   5,250      $  3,500
Audit-Related Fees                       0             0
Tax Fees                                 0             0
All Other Fees                           0             0
Total                            $   5,250      $  3,500


Pre-Approval Policies

The Board's policy is to pre-approve all audit services and all non-audit services before they commence, including the fees and terms thereof, to be provided by our independent auditor. All of the services provided during the fiscal year ended December 31, 2010 were pre-approved. No audit, review or attest services were approved in accordance with Section 2-01(c)(7)(i)(C) of Regulation S-X during the fiscal year ended December 31, 2010.

During the approval process, the Board considered the impact of the types of services and the related fees on the independence of the independent registered public accounting firm. The services and fees were deemed compatible with the maintenance of that firm's independence, including compliance with rules and regulations of the SEC. Throughout the year, the Board will review any revisions to the estimates of audit fees initially estimated for the engagement.


ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a. The following documents are filed as part of this annual report on Form 10-K:

1. FINANCIAL STATEMENTS

   The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

   Report of Independent Registered Public Accounting Firm

   Balance Sheets at December 31, 2010 and 2009

   Statements of Operations for the year ended December 31, 2010, from inception (April 3, 2009) through December 31, 2009, and from inception (April 3, 2009) through December 31, 2010.

   Statement of Stockholders' Equity from inception (April 3, 2009) through December 31, 2010

   Statements of Cash Flows for the years ended December 31, 2010 and 2009

   Notes to Financial Statements

2. FINANCIAL STATEMENT SCHEDULES

   All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

3. EXHIBITS

   The exhibits listed below are filed with or incorporated by reference in this annual report on Form 10-K.

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

23.1 Consent of De Joya Griffith & Company, LLC, independent registered public accounting firm (filed herewith).

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(filed herewith).

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(filed herewith).

32.1 Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
        (filed herewith).


SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Innovative Product Opportunities Inc.


  Date:   March 29, 2011            By:/s/ Doug Clark
                                    --------------------------
                                    Doug Clark, Principal Executive Officer,
                                    President and Chairman of the Board

  Date:   March 29, 2011            By:/s/ Robert McLean
                                    --------------------------
                                    Robert McLean, Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


SIGNATURE                  TITLE                                   DATE


By:/s/ Doug Clark                                              March 29, 2011
-------------------------  Principal Executive Officer,        ----------------
  Doug Clark               President and Chairman of the Board


By:/s/ Robert McLean       Principal Accounting Officer        March 29, 2011
-------------------------                                      ----------------
  Robert McLean