Form 10-Q
period 2011-03-31
Innovative Product Opportunities Inc.
filed 2011-05-05
CIK 1494413

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 Form 10-Q


 [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                ACT OF 1934


                For the quarterly period ended March 31, 2011

                                      OR

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                 ACT OF 1934

           For the transition period from _________ to __________

                     Commission File Number: 333-167667

                    INNOVATIVE PRODUCT OPPORTUNITIES INC.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of May 3, 2011 the Issuer had 66,000,000 shares of common stock issued and outstanding, par value $0.0001 per share.

                  INNOVATIVE PRODUCTS OPPORTUNITIES INC.
                       QUARTERLY REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED MARCH 31, 2011
                     (A Development Stage Enterprise)



TABLE OF CONTENTS
                                                                          Page

PART I  - FINANCIAL INFORMATION

Item 1  - Balance Sheets as of March 31, 2011 (Unaudited)
           and December 31, 2010 (Audited)..................................F1

          Statements of Operations for the
           three months ended March 31, 2011 and 2010
           and from inception (April 3, 2009) to March 31, 2011(Unaudited)..F2

          Statement of Stockholders' Equity (Deficit) from Inception
           (April 3, 2009) to March 31, 2011(Unaudited).....................F3

          Statements of Cash Flows for the three months ended
           March 31, 2011 and 2010 and from inception (April 3, 2009)
           to March 31, 2011 (Unaudited)....................................F4

          Notes to Financial Statements (Unaudited)....................F5 - F8


Item 2  - Management's Discussion and Analysis of Financial Condition and
          Results of Operations..............................................4

Item 3  - Quantitative and Qualitative Disclosures About Market Risk.........8

Item 4T - Controls and Procedures............................................8



PART II - OTHER INFORMATION

Item 1  - Legal Proceedings..................................................9

Item 1A - Risk Factors.......................................................9

Item 2  - Unregistered Sales of Equity Securities and Use of Proceeds.......14

Item 3  - Defaults Upon Senior Securities...................................15

Item 4  - Reserved..........................................................15

Item 5  - Other Information ................................................15

Item 6  - Exhibits..........................................................15

                       PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Innovative Product Opportunities Inc.
(A Development Stage Enterprise)
BALANCE SHEETS

                                                       March 31,   December 31,
                                                           2011           2010
                                                     (Unaudited)      (Audited)
                                                     ------------  ------------
ASSETS

Current assets
        Cash                                         $     13,817   $   15,775
        Accounts receivable                                    --       21,000
                                                     ------------  -----------
                Total current assets                       13,817       36,775
                                                     ------------  -----------

Total assets                                         $     13,817   $   36,775
                                                     ============  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
        Accounts payable and accrued liabilities        $  13,981   $      460
        Due to related party                               46,989       33,202
                                                     ------------  -----------
                Total current liabilities                  60,970       33,662
                                                     ------------  -----------
Total liabilities                                          60,970       33,662
                                                     ------------  -----------

Stockholders' equity (deficit)
        Preferred stock; $0.001 par value;
          1,000,000 shares authorized,
             -0- issued and outstanding                       --           --

        Common stock; $0.0001 par value;
          500,000,000 shares authorized,
             31,000,000 shares and 31,000,000 shares
             issued and outstanding as of March 31, 2011
             and December 31, 2010, respectively            3,100        3,100

        Additional paid-in-capital                        108,900      108,900

        Accumulated deficit during development stage     (159,153)    (108,887)
                                                     ------------  -----------
                Total stockholders' equity (deficit)      (47,153)       3,113
                                                     ------------  -----------
Total liabilities and stockholders' equity (deficit) $     13,817  $    36,775
                                                     ============  ===========

The accompanying footnotes are an integral part of these financial statements.

                                                                             F1

Innovative Product Opportunities, Inc.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS
(Unaudited)

                                                                       From
                                                                     inception
                                                                    (April 3,
                                  For the three    For the three      2009)
                                   months ended     months ended     through
                                     March 31,       March 31,      March 31,
                                       2011            2010            2011
                                   ------------    ------------  ------------

Sales                              $         --   $          --  $     21,000
Cost of sales                                --              --            --
                                   ------------    ------------  ------------
     Gross profit                            --              --        21,000
                                   ------------    ------------  ------------
Operating expenses
     Bad debts                           21,000              --        21,000
     General and administrative          29,266              --       159,153
                                   ------------    ------------  ------------
       Total expenses                    50,266              --       180,153
                                   ------------    ------------  ------------
Net operating loss                      (50,266)             --      (159,153)
                                   ------------    ------------  ------------
Other income (loss)
        Gain on accounts receivable
        settlement                           --              --       336,000
        Other-than-temporary impairment
        loss on securities                   --              --      (124,950)
        Loss on cancelation of
        securities                           --              --      (211,050)
                                   ------------    ------------  ------------
                                             --              --            --
                                   ------------    ------------  ------------

Net loss                            $   (50,266)  $          --   $  (159,153)
                                   ============    ============  ============
Basic net loss
  per common share                 $      (0.00)  $       (0.00)
                                   ============    ============
Weighted average number
  of common shares outstanding
  - basic                            31,000,000      20,000,000
                                   ============    ============

The accompanying footnotes are an integral part of these financial statements.

                                                                             F2

Innovative Product Opportunities Inc.
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
>From Inception (April 3, 2009) to March 31, 2011
(Unaudited)




                                                                          Deficit
                                                                        Accumulated
                                                            Additional    During      Total
                    Preferred Stock       Common Stock        Paid-in   Development   Stockholders'
                   Shares     Amount    Shares      Amount     Capital     Stage      Equity (Deficit)
               ----------  ---------- ----------  ---------  ---------  ---------     ---------

Balance,
 April 3, 2009        --     $   --           --  $      --  $      --  $      --     $     --

Common stock issued
 to founder, $0.0001
  per share,
   April 3, 2009      --         --   20,000,000      2,000         --         --        2,000


Net loss              --         --           --         --         --     (2,000)      (2,000)
               ----------  ---------- ----------  ---------  ---------  ---------     ---------
Balance
 December 31, 2009    --         --   20,000,000      2,000         --     (2,000)          --

Common stock issued
 for services         --         --   11,000,000      1,100    108,900         --       110,000

Net loss              --         --           --         --         --   (106,887)     (106,887)
               ----------  ---------- ----------  ---------  ---------  ---------     ---------
Balance
 December 31, 2010   --          --   31,000,000      3,100    108,900   (108,887)        3,113

Net loss             --          --           --         --         --    (50,266)      (50,266)
               ----------  ---------- ----------  ---------  ---------  ---------     ---------
Balance
 March 31, 2011       --     $   --   31,000,000  $   3,100  $ 108,900 $ (159,153)    $ (47,153)
               ==========  ========== =========== =========  =========  ==========    ==========




The accompanying footnotes are an integral part of these financial statements.

                                                                             F3

Innovative Product Opportunities Inc.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
(Unaudited)
                                                                      From
                                                                    inception
                                                                     (April 3,
                                      For the three  For the three     2009)
                                       months ended   months ended   through
                                         March 31,     March 31,     March 31,
                                           2011          2010          2011
                                        -----------  -----------  ------------
Cash flows from operating activities
  Net loss                            $    (50,266)  $        --  $  (159,153)
  Adjustments to reconcile net loss
    to cash used in operating activities
       Shares issued to founder                  --           --         2,000
       Stock issued for services                 --           --       110,000
    Change in operating assets and liabilities
       Decrease in accounts receivable       21,000           --            --
       Increase in accounts payable
          and accrued liabilities            13,521           --        13,981
                                       ------------  -----------  ------------
  Net cash used in operating
  activities                                (15,745)          --      (33,172)
                                       ------------  -----------  ------------
Cash flow from financing activities
  Advances by related party                  33,787           --       261,989
  Repayment to related party                (20,000)          --      (215,000)
                                       ------------  -----------  ------------
  Net cash provided by financing
  activities                                 13,787           --        46,989
                                       ------------  -----------  ------------
Net change in cash                           (1,958)          --        13,817

Cash, beginning of the period                15,775           --            --
                                       ------------   ----------  ------------
Cash, end of the period                $     13,817  $        --  $     13,817
                                       ============  ===========  ============


The accompanying footnotes are an integral part of these financial statements.

                                                                             F4

Innovative Product Opportunities Inc.(A Development Stage Enterprise)
(Unaudited)

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited financial statements of Innovative Product Opportunities Inc. have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the annual financial statements for the year ended December 31, 2010 of Innovative Product Opportunities Inc. in our Form 10-K filed on March 29, 2011.

The interim financial statements present the balance sheet, statements of operations, stockholders' equity (deficit) and cash flows of Innovative Product Opportunities Inc. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2011 and the results of operations, stockholders' equity (deficit) and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have significant operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company has an accumulated deficit during development stage at March 31, 2011 and December 31 2010 of $(159,153) and $(108,887), respectively. The Company will be dependent upon the raising of additional capital through placement of its common stock in order to implement its business plan. There can be no assurance that the Company will be successful in this situation Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might result from this uncertainty. The Company is funding its initial operations by way of loans from its Chief Executive Officer. The Company's officers and directors have committed to advancing certain operating costs of the Company.
                                                                             F5

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

In accordance with ASC 320-10, "Investments-Debt and Equity Securities," the Company evaluates its securities portfolio for other-than-temporary impairment ("OTTI") throughout the year. Each investment that has a fair value less than the book value is reviewed on a quarterly basis by Management. Management considers at a minimum the following factors that, both individually or in combination, could indicate that the decline is other-than temporary: (a) the Company has the intent to sell the security; (b) it is more likely than not that it will be required to sell the security before recovery; and (c) the Company does not expect to recover the entire amortized cost basis of the security. Among the factors that are considered in determining intent is a review of capital adequacy, interest rate risk profile and liquidity at the Corporation. An impairment charge is recorded against individual securities if the review described above concludes that the decline in value is other-than temporary.

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

RECENT ACCOUNTING PRONOUNCEMENTS

There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted the first quarter of fiscal 2011, or which are expected to impact future periods, that were not already adopted and disclosed in prior periods.
                                                                             F7

NOTE 3 - DUE TO RELATED PARTY

As of March 31, 2011 and December 31, 2010 advances of $46,989 and $33,202, respectively, were due to the Company's Chief Executive Officer and majority shareholder. The balances are non-interest bearing, unsecured and have no specified terms of repayment.

NOTE 4 - STOCKHOLDERS'  EQUITY

The Company is authorized to issue an aggregate of 500,000,000 common shares with a par value of $0.0001 per share and 1,000,000 shares of preferred stock with a par value of $0.001 per share. No preferred shares have been issued.

NOTE 5 - SUBSEQUENT EVENTS

On April 15, 2011, the Company repaid $30,000 of advances due to related party by exchanging 30,000,000 shares of common stock with the Company's Chief Executive Officer and majority shareholder.

On April 18, 2011, the Company issued a total of 5,000,000 shares of common stock valued at $5,000 as compensation to a director and the Chief Financial Officer.

                                                                             F8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains "forward-looking statements" that involve risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in our Form 10-K filed
March 29, 2011 and other filings we make with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

The following discussion and analysis of financial condition and results of operations is based upon, and should be read in conjunction with our audited financial statements and related notes thereto included elsewhere in this report, and in our Form 10-K filed March 29, 2011.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with the requirements of FASB ASC 820, Fair Value Measurements and Disclosures, and FASB ASC 825, Financial Instruments, the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. FASB ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (exit price) in an orderly transaction between market participants at the measurement date. The statement establishes market or observable inputs as the preferred sources of values, followed by assumptions based on hypothetical transactions in the absence of market inputs. The statement requires fair value measurements be classified and disclosed in one of the following categories:
Level 1 - Quoted prices in active markets for identical assets and liabilities. Level 2 - Quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations whose inputs are observable or whose significant value drivers are observable.
Level 3 - Significant inputs to the valuation model are unobservable.
Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.
EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS
There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted the first quarter of fiscal 2011, or which are expected to impact future periods, that were not already adopted and disclosed in prior periods.

RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010.

REVENUES

For the three months ended March 31, 2011 and 2010 we generated $0 and $0 revenue, respectively. We are completely dependent upon the willingness of our management to fund our initial operations by way of loans from our Chief Executive Officer.

COSTS OF GOODS SOLD

We did not incur cost of sales for the three months ended March 31, 2011 or the three months ended March 31, 2010.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expense of $29,266 and $0 for the periods ended March 31, 2011 and 2010, respectively, can be primarily attributed to our need to pay for professional fees and our transfer agent. In addition, we incurred bad debt expense of $21,000 and $0 for the periods ended March 31, 2011 and 2010, respectively.

NET INCOME/LOSS

Our net loss for the three months ended March 31, 2011 and 2010 was $(50,266) and $0, respectively. This is due to costs associated with professional fees and our transfer agent as described above.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

As of March 31, 2011, we had total current assets of $13,817 and total current liabilities of $60,970, resulting in a working capital deficit of $(47,153).
At the end of the quarterly period ending March 31, 2011 we had cash of $13,817 Our cash flows from operating activities for the three months ended March 31, 2011 resulted in cash used of $15,745. Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations. Our cash flow from financing activities for the three months ended March 31, 2011 was $13,787. The Company has an accumulated deficit during development stage at March 31, 2011 and December 31, 2010 of $(159,153) and $(108,887), respectively
These conditions led to our auditor reporting substantial doubt about our ability to continue as a going concern.

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

OPERATING CAPITAL AND CAPITAL EXPENDITURE REQUIREMENTS

We are currently funding our initial operations by way of issuing 20,000,000 shares of our common stock valued at $0.0001 per share to our Chief Executive Officer. We hope to be able to compensate our independent contractors with stock-based compensation, which will not require us to use our cash, although there can be no assurances that we will be successful in these efforts. Our Chief Executive Officer has committed to advancing us an additional $25,000 for certain operating costs in order to start implementing our business plan. The funds are loaned to the Company as required to pay amounts owed by the Company. As such, our operating capital is currently limited to the personal resources of our Chief Executive Officer. The loans from our Chief Executive
Officer are unsecured and non-interest bearing and have no set terms of repayment. We anticipate receiving additional capital once we are able to have our securities quoted on a public exchange, there is no guarantee our stock will establish a market on a public exchange.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

OUR INDEPENDENT AUDITORS HAVE EXPRESSED DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Currently, we do not have any material assets, nor do we have operations or a source of revenue sufficient to cover our operational costs and allow us to continue as a going concern. Since our inception on April 3, 2009 through March 31, 2011, we have an accumulated deficit during the development stage of $(159,153). We will depend upon the raising of additional capital through placement of our common stock in order to implement our business plan. We are currently funding our initial operations by way of loans from our Chief Executive Officer and through the issuance of common stock in exchange for services. Accordingly, these factors raise substantial doubt as to our ability to continue as a going concern.

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

WE CURRENTLY DO NOT HAVE ANY CUSTOMERS AND IF WE CANNOT ATTRACT CUSTOMERS WE WILL NOT GENERATE REVENUES AND OUR BUSINESS WILL FAIL.

As of May 3, 2011, we have had only one customer. We may not be able to successfully attract other customers and in the event that we do attract customers,we may not be able to maintain such customers and as a result, we will not generate revenues and our business will fail. If our business fails, you will lose all or part of your investment.

OUR ORIGINAL SHAREHOLDERS HAVE CONTROL OVER OUR POLICIES AND AFFAIRS AND THEY MAY TAKE CORPORATE ACTIONS THAT COULD NEGATIVELY IMPACT OUR BUSINESS AND STOCK PRICE.

Our original shareholder on May 3, 2011 owned approximately 75.8% of our voting securities. The original shareholders will control our policies and affairs and all corporate actions requiring shareholder approval, including the election of directors. Additionally, these holdings may delay, deter or prevent transactions, such as mergers or tender offers, that would otherwise benefit investors.

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

Doug Clark founded our Company. He invested the necessary start-up costs from his personal finances and he is our Certified Engineering Technician. In addition, Mr. Clark has relationships with key suppliers. These relationships with suppliers afford us access to valuable resources that help ensure product availability on time that is competitively priced. Our success depends in large part upon Mr. Clark 's contacts in this industry. If we were to lose the benefit of his services, our ability to obtain materials at an affordable price would be adversely affected which would have a negative impact on our operations. We presently have no employment agreement with Mr. Clark.

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

TO DATE WE HAVE GENERATED $21,000 OF REVENUES FROM OPERATIONS SINCE INCEPTION AND WE MAY HAVE ADDITIONAL CAPITAL REQUIREMENTS TO CONTINUE OUR OPERATIONS BUT THEY MIGHT NOT
BE AVAILABLE TO US ON FAVORABLE TERMS OR AT ALL, AND IF UNAVAILABLE OUR ABILITY TO RUN OUR BUSINESS WILL BE IMPAIRED.

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

RISKS RELATED TO OUR STOCK

A TRADING MARKET MAY NOT DEVELOP FOR OUR COMMON STOCK AND YOU MAY FIND IT DIFFICULT OR IMPOSSIBLE TO SELL YOUR SHARES FOR THE FORESEEABLE FUTURE.

We have
listed our shares on the Over-the-Counter Bulletin Board, trading symbol IPRU but we may not be successful in developing a market for them. If a trading market does not develop for our common stock, you may find it difficult or impossible to sell your shares.

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


IF OUR STOCK DOES TRADE, OUR STOCK PRICE MAY BE
VOLATILE, AND YOU MAY NOT BE ABLE TO RESELL SHARES OF OUR COMMON STOCK AT OR ABOVE THE PRICE YOU PAID.

Our common stock has not been traded in a public market. We cannot predict the extent to which a trading market will develop or how liquid that market might become. The selling stockholders will sell their shares at such prices and such times as they determine. It is possible that they may not sell their shares at all. The selling stockholders will sell at prevailing market prices or privately negotiated prices. The trading price of our common stock is therefore likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

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

We have not declared or paid any cash dividends on our capital stock since inception. We intend to retain any future earnings to finance the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. As a result, stockholders will need to sell shares of common stock in order to realize a return on their investment, if any. If no market develops for the common shares in the future, investors would lose their entire investment.

YOU MAY NOT BE ABLE TO SELL YOUR SHARES IN OUR COMPANY BECAUSE THERE IS NO PUBLIC MARKET FOR OUR STOCK.

There is no public market for our common stock.
No market is available for investors in our common stock to sell their shares.
,
Our securities are subject to the penny stock rules, which apply generally to equity securities with a price of less than $5.00 per share, other than securities registered on certain national exchanges or quoted on the NASDAQ system. The penny stock rules reduce the level of trading activity and the secondary market for a security that becomes subject to the penny stock rules. Therefore, investors may find it more difficult to sell their Shares.


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended March 31, 2011, we did not sell any unregistered securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

During the quarter ended March 31, 2011, we did not have any defaults upon senior securities.

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

                                         INNOVATIVE PRODUCTS OPPORTUNITIES INC.


Dated: May 5, 2011                       By:/s/ Doug Clark
                                         ----------------------------
                                         Doug Clark,
                                         Principal Executive Officer,
                                         President and Chairman of the Board


Dated: May 5, 2011                       By:/s/ Robert McLean
                                         ----------------------------
Robert McLean,                           Principal Accounting Officer