Form 10-Q
period 2011-06-30
Innovative Product Opportunities Inc.
filed 2011-08-08
CIK 1494413

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 Form 10-Q


 [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                ACT OF 1934


                For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of August 5, 2011 the Issuer had 66,000,000 shares of common stock issued and outstanding, par value $0.0001 per share.

                  INNOVATIVE PRODUCTS OPPORTUNITIES INC.
         QUARTERLY REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED JUNE 30, 2011
                     (A Development Stage Enterprise)



TABLE OF CONTENTS
                                                                         Page

PART I  - FINANCIAL INFORMATION

Item 1  - Balance Sheets as of June 30, 2011 (Unaudited)
           and December 31, 2010 (Audited)...................................F1

         Statements of Operations for the
         three and six months ended June 30, 2011 and 2010 and
         from inception (April 3, 2009) to June 30, 2011(Unaudited)....F2

         Statement of Stockholders Equity (Deficit) from Inception
               (April 3, 2009) to June 30, 2011 (Unaudited)...................F3

          Statements of Cash Flows for the six months ended
          June 30, 2011 and 2010 and from inception (April 3, 2009)
          to June 30, 2011 (Unaudited).......................................F4
..
          Notes to Financial Statements (Unaudited).....................F5 - F8


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

Item 4T - Controls and Procedures.............................................9



PART II - OTHER INFORMATION

Item 1  - Legal Proceedings...................................................9

Item 1A - Risk Factors........................................................9

Item 2  - Unregistered Sales of Equity Securities and Use of Proceeds........14

Item 3  - Defaults Upon Senior Securities....................................14

Item 4  - Reserved...........................................................14

Item 5  - Other Information .................................................14

Item 6  - Exhibits...........................................................14

                       PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Innovative Product Opportunities Inc.
(A Development Stage Enterprise)
BALANCE SHEETS
                                                    June 30,      December 31,
                                                     2011             2010
                                                 (unaudited)       (Audited)
                                                 -------------    ------------
ASSETS

Current assets
         Cash                                        $  4,209     $   15,775
 Accounts receivable                                     --           21,000

           Total current assets                         4,209          36,775

Total assets                                           $ 4,209       $ 36,775


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
        Accounts payable and accrued liabilities       $  413         $  460
        Due to related party                           31,890         33,202

        Total current liabilities                      32,303         33,662

Total liabilities                                      32,303         33,662

Stockholders' equity (deficit)
       Preferred stock;  $0.001 par value;
         1,000,000 shares authorized,
            -0- issued and outstanding                   --              --

         Common stock; $0.0001 par value;
         500,000,000 shares authorized,
             66,000,000 shares and 31,000,000 shares
             issued and outstanding as of June 30, 2011
             and December 31, 2010, respectively          6,600        3,100

         Additional paid-in-capital                       140,400     108,900

         Accumulated deficit during development stage    (175,094)   (108,887)
                                                        -----------  ----------
         Total stockholders' equity (deficit)             (28,094)      3,113
                                                        -----------  ----------
Total liabilities and stockholders' equity (deficit)       $ 4,209    $ 36,775
                                                         ==========  ==========

The accompanying footnotes are an integral part of these financial statements.

                                                                             F1

Innovative Product Opportunities Inc.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS
(Unaudited)


                              For the            For the            For the            For the             from inception
                           three months         three months       six months         six months           (April 3, 2009)
                           ended June 30,       ended June 30     ended June 30      ended June 30            through
                              2011                 2010               2011               2010               June 30 2011
                          ===============       ==============    ==============     ==============        ================


Sales                         $ --                $ 21,000            $ --              $ 21,000               $ 21,000
Cost of sales                   --                     --               --                   --                    --
                           --------------        -------------     -------------      -------------         ---------------
      Gross profit               --                 21,000              --                21,000                  21,000
                           --------------        -------------     -------------      -------------         ---------------
Operating expenses
      Bad Debts                  --                 21,000              --                21,000                  21,000
 General and administrative    15,941              110,000            45,207             110,000                 175,094
                           --------------        -------------     -------------      -------------         ---------------
   Total expenses              15,941              110,000            66,207             110,000                 196,094
                           --------------        -------------     -------------      -------------         ---------------
  Net operating loss          (15,941)             (89,000)          (66,207)            (89,000)               (175,094)
                           --------------        -------------     -------------      -------------         ---------------
Other income (loss)
   Gain on settlement
     of accounts receivable      --                 336,000              --               336,000                 336,000
   Other-than-temporary
     impairment loss
       on securities             --                     --               --                   --                 (124,950)
   Loss on cancelation
       of securities             --                      --               --                  --                 (211,050)
                           --------------        -------------     -------------      -------------         ---------------
Total other income (loss)         --                336,000               --               336,000                   --


Income (loss) before taxes     (15,941)             247,000           (66,207)             247,000                (175,094)

Provision for income taxes        --                 85,750               --                85,750                   --

Net income (loss)              (15,941)             161,250            (66,207)            161,250                (175,094)

Other comprehensive income,
net of tax. Net unrealized
gain on investment securities,     --                464,100              --               464,100                    --
available-for-sale,
net of tax of $249,900

Comprehensive income (loss)    $ (15,941)           $ 625,350         $ (66,207)          $ 625,350              $ (175,094)

Basic net loss per
common share                     $ 0.00               $ 0.01             $ 0.00             $ 0.01

Weighted average number
of common shares outstanding    60,065,935          25,681,324         45,613,259         22,856,359
- basic


The accompanying footnotes are an integral part of these financial statements.

                                                                             F2


Innovative Product Opportunities Inc.
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
From Inception (April 3, 2009) to June 30, 2011
(Unaudited)

                      Preferred Stock               Common Stock
                                                                                                       Deficit
                                                                                                      Accumulated          Total
                                                                                    Additional          during         Shareholders
                                                                                     Paid-in          Development         Equity
                    Shares        Amount           Shares         Amount             Capital             Stage           (Deficit)
                   ---------    -----------      -----------     ----------        -------------    --------------    -------------
Balance,
 April 3, 2009         --          $ --              ---           $ --              $  --               $ --              $ --

Common stock
issued to founder,
$0.0001 per share,
April 3, 2009          --           --            20,000,000        2,000               --                 --              2,000

Net loss               --           --                 --             --                --               (2,000)          (2,000)
                   ---------    -----------      -----------     ----------        -------------    --------------    -------------
Balance
 December 31, 2009      --          --             20,000,000        2,000               --              (2,000)             --
                   ---------    -----------      -----------     ----------        -------------    --------------    -------------

Common stock
issued for services      --          --            11,000,000        1,100            108,900               --            110,000

Net loss                 --          --                --              --               --                (106,887)       (106,887)
                   ---------    -----------      -----------     ----------        -------------    --------------    -------------
Balance
 December 31, 2010       --          --            31,000,000         3,100            108,900            (108,887)         3,113
                   ---------    -----------      -----------     ----------        -------------    --------------    -------------

Conversion of due
to related party
for common stock         --         --              30,000,000        3,000             27,000               --            30,000

Common stock
issued for services       --        --               5,000,000          500              4,500               --             5,000

Net loss                  --         --                 --               --               --               (66,207)        (66,207)
                   ---------    -----------      -----------     ----------        -------------    --------------    -------------
Balance
 June 30, 2011             --       $ --            66,000,000      $ 6,600           $ 140,400         $ (175,094)      $ (28,094)
                   ---------    -----------      -----------     ----------        -------------    --------------    -------------


The accompanying footnotes are an integral part of these financial statements.

                                                                             F3

Innovative Product Opportunities Inc.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
(Unaudited)
                                                                         From
                                                                      Inception
                                                                      (April 3
                           For the six         For the six              2009)
                           months ended        months ended            through
                           June 30, 2011       June 30, 2010       June 30,2011
Cash flows from             -------------       -------------      ------------
operating activities
 Net loss                      $ (66,207)         $ 161,250         $ (175,094)
 Adjustments to reconcile
 net loss to cash used in
 operating activities
    Shares issued to founder      --                 --                  2,000
    Stock issued for services     5,000           110,000              115,000
    Settlement of accounts
       receivable in shares of
       common stock of Metro One    --             (21,000)                --
       Development, Inc.
  Gain on accounts receivable
      settlement                    --            (336,000)                --
 Change in operating assets
 and liabilities
   Decrease in accounts receivable  21,000            --                   --
    Increase in accounts payable
         and accrued liabilities     (47)              --                  413
    Increase in income tax payable    --             85,750                --
                               -------------     -------------    ------------
  Net cash used in
      operating activities       (40,254)              --            (57,681)
                               -------------     -------------    ------------
Cash flow from
   financing activities
      Advances by
      related party               48,688                --              276,890
      Repayment to
      related party               (20,000)               --           (215,000)
                               -------------     -------------    ------------
  Net cash provided by
     financing  activities         28,688                --            (61,890)
                               -------------     -------------    ------------
Net change in cash                (11,566)               --              4,209

Cash, beginning of the period       15,775               --               --
                               -------------     -------------    ------------
Cash, end of the period            $ 4,209               --              4,209
                               -------------     -------------    ------------
Supplemental disclosure of
non-cash investing and
financing activities
  Conversion of due to related
    party for common stock         $ 30,000             $ --          $ 30,000

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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2011 and the results of operations, stockholders' equity (deficit) and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

                                                                             F5

GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have significant operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company has an accumulated deficit during development stage at June 30, 2011 and December 31, 2010 of $(175,094) and $(108,887), respectively.
The Company will be dependent upon the raising of additional capital through placement of its common stock in order to implement its business plan. There can be no assurance that the Company will be successful in this situation. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might result from this uncertainty. The Company is funding its initial operations by way of loans from its Chief Executive Officer.
The Company's officers and directors have committed to advancing certain operating costs of the Company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

INVESTMENT SECURITIES
Equity securities are classified as available for sale and are stated at fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income, net of tax. All available for sale securities are classified as current assets as they are available to support the Company's current operating needs in the next 12 months. Realized gains and losses on the sale of investment securities are recognized at the settlement date using the specific identification method and are included in the statements of operations.
In accordance with ASC 320-10, "Investments-Debt and Equity Securities," the Company evaluates its securities portfolio for other-than-temporary impairment ("OTTI") throughout the year. Each investment that has a fair value less than the book value is reviewed on a quarterly basis by Management. Management considers at a minimum the following factors that, both individually or in combination, could indicate that the decline is other-than-temporary:
(a) the Company has the intent to sell the security;
(b) it is more likely than not that it will be required to sell the security before recovery; and (c) the Company does not expect to recover the entire amortized cost basis of the security. Among the factors that are considered in determining intent is a review of capital adequacy, interest rate risk profile and liquidity at the Corporation. An impairment charge is recorded against individual securities if the review described above concludes that the decline in value is other-than-temporary.
                                                                             F6

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

NET LOSS PER SHARE

Basic net income (loss) per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive loss per share reflects the potential dilution of securities that could share in the losses of the Company. Because the Company does not have any potentially dilutive securities basic and dilutive earnings per share are equal in the accompanying financial statement presentation.

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


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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


                                                                            F7

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


NOTE 3 - DUE TO RELATED PARTY

As of June 30, 2011 and December 31, 2010 advances of $31,890 and $33,202, respectively, were due to the Company's Chief Executive Officer and majority shareholder. The balances are non-interest bearing, unsecured and have no specified terms of repayment.



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

FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with the requirements of FASB ASC 820, Fair Value Measurements and Disclosures, and FASB ASC 825, Financial Instruments, the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies.
FASB ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (exit price) in an orderly transaction between market participants at the measurement date. The statement establishes market or observable inputs as the preferred sources of values, followed by assumptions based on hypothetical transactions in the absence of market inputs. The statement requires fair value measurements be classified and disclosed in one of the following categories:
Level 1 - Quoted prices in active markets for identical assets and liabilities. Level 2 - Quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations whose inputs are observable or whose s ignificant value drivers are observable.
Level 3 - Significant inputs to the valuation model are unobservable.
Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.

EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS
There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted the first quarter of fiscal 2011, or which are expected to impact future periods, that were not already adopted and disclosed in prior periods.

RESULTS OF OPERATIONS
COMPARISON OF RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010.

REVENUES

Our revenue for the three and six months ended June 30, 2011 was $0 and $0, respectively, compared to $21,000 and $21,000 for the three and six months ended June 30, 2010, respectively. We are completely dependent upon the willingness of our management to fund our initial operations by way of loans from our Chief Executive Officer.

COSTS OF GOODS SOLD
We did not incur cost of sales for the three and six months ended
June 30, 2011 and 2010.

GENERAL AND ADMINISTRATIVE EXPENSES

Our general and administrative expense for the three and six months ended June 30, 2011 were $15,941 and $45,207, respectively, compared to $110,000 and $110,000 for the three and six months ended June 30, 2010, respectively. The expenses can be primarily attributed to our need to pay for professional fees and our transfer agent. In addition, we incurred bad debt expense of $21,000 for the six month period ended June 30, 2011.


NET INCOME/LOSS

Our net loss for the three and six months ended June 30, 2011 were $(15,941) and $(66,207), respectively, compared to net income of $161,250 and $161,250 for the three and six months ended June 30, 2010, respectively. Our losses during the periods ended June 30, 2011 is due to costs associated with professional fees and our transfer agent as described above. Our net income during the periods ended June 30, 2010 was due to a gain on settlement of account receivable of $336,000.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

As of June 30, 2011, we had total current assets of $4,209 and total current liabilities of $32,303, resulting in a working capital deficit of $(28,094). At the end of the quarterly period ending June 30, 2011, we had cash of $4,209 .. Our cash flows from operating activities for the six months ended
June 30, 2011 resulted in cash used of $40,254. Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations. Our cash flow from financing activities for the six months ended June 30, 2011 was $28,688. The Company has an accumulated deficit during development stage at June 30, 2011 and December 31, 2010 of $(175,094) and $(108,887), respectively. These conditions led to our auditor reporting substantial doubt about our ability to continue as a going concern.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.



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


OUR INDEPENDENT AUDITORS HAVE EXPRESSED DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Currently, we do not have any material assets, nor do we have operations or a source of revenue sufficient to cover our operational costs and allow us to continue as a going concern. Since our inception on April 3, 2009 through June 30, 2011, we have an accumulated deficit during the development stage of $(175,094)and $(108,887), respectively. The Company will be dependent upon the raising of additional capital through placement of its common stock in order to implement our business plan. We are currently funding our initial operations by way of loans from our Chief Executive Officer and through the issuance of common stock in exchange for services. Accordingly, these factors raise substantial doubt as to our ability to continue as a going concern.


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


WE CURRENTLY DO NOT HAVE ANY CUSTOMERS AND IF WE CANNOT ATTRACT CUSTOMERS WE WILL NOT GENERATE REVENUES AND OUR BUSINESS WILL FAIL.

As of August 5, 2011, we have had only one customer. We may not be able to successfully attract other customers and in the event that we do attract customers,we may not be able to maintain such customers and as a result, we will not generate revenues and our business will fail. If our business fails, you will lose all or part of your investment.

OUR ORIGINAL SHAREHOLDERS HAVE CONTROL OVER OUR POLICIES AND AFFAIRS AND THEY MAY TAKE CORPORATE ACTIONS THAT COULD NEGATIVELY IMPACT OUR BUSINESS AND STOCK PRICE.

Our original shareholder on August 5, 2011 owned approximately 75.8% of our voting securities.The original shareholders will control our policies and affairs and all corporate actions requiring shareholder approval, including the election of directors. Additionally, these holdings may delay, deter or prevent transactions, such as mergers or tender offers, that would otherwise benefit investors.


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

RISKS RELATED TO OUR STOCK

OUR COMMON STOCK MAY BE
DIFFICULT OR IMPOSSIBLE TO SELL YOUR SHARES FOR THE FORESEEABLE FUTURE.

Our shares are listed on the Over-the-Counter Bulletin Board, trading symbol IPRU.

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


OUR STOCK PRICE MAY BE VOLATILE, AND YOU MAY NOT BE ABLE TO RESELL SHARES OF OUR COMMON STOCK AT OR ABOVE THE PRICE YOU PAID.

We cannot predict the extent to which a trading market will remain or how liquid that market might become. The selling stockholders will sell their shares at such prices and such times as they determine. It is possible that they may not sell their shares at all. The selling stockholders will sell at prevailing market prices or privately negotiated prices. The trading price of our common stock is therefore likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

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

YOU MAY NOT BE ABLE TO SELL YOUR SHARES IN OUR COMPANY

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


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

During the quarter ended June 30, 2011, we did not have any defaults upon senior securities.

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

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Officers pursuant to 18 U.S.C. Section 1350,as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 101 Interactive Data Files for the Innovative Product Opportunities Inc. Form 10Q for the period ended June 30, 2011

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         INNOVATIVE PRODUCTS OPPORTUNITIES INC.


Dated: August 5, 2011                        By:/s/ Doug Clark
                                             ----------------------------
                                            Doug Clark,
                                            Principal Executive Officer,
                                            President and Chairman of the Board


Dated: August 5, 2011                        By:/s/ Robert McLean
                                             ----------------------------
                                             Robert McLean,
                                             Principal Accounting Officer
14