Form 10-Q
period 2011-09-30
Innovative Product Opportunities Inc.
filed 2011-11-04
CIK 1494413

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 Form 10-Q


 [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                ACT OF 1934


                For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of October 27, 2011 the Issuer had 66,000,000 shares of common stock issued and outstanding, par value $0.0001 per share.

                  INNOVATIVE PRODUCT OPPORTUNITIES,INC.
                       QUARTERLY REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 30, 2011
                     (A Development Stage Enterprise)



TABLE OF CONTENTS
                                                                           Page

PART I  - FINANCIAL INFORMATION

Item 1  - Balance Sheets as of September 30, 2011 (Unaudited)
           and December 31, 2010 (Audited)...................................F1

        Statements of Operations for the three and nine months
        ended September 30, 2011 and 2010 and from inception
        (April 3, 2009) to September 30, 2011(Unaudited).                   .F2

          Statement of Stockholders' Equity (Deficit) from Inception
           (April 3, 2009) to September 30, 2011(Unaudited)..................F3

          Statements of Cash Flows for the nine months ended
           September 30, 2011 and 2010 and from inception (April 3, 2009)
           to September 30, 2011 (Unaudited).................................F4

          Notes to Financial Statements (Unaudited).....................F5 - F8


Item 2  - Management's Discussion and Analysis of Financial Condition and
          Results of Operations...............................................4

Item 3  - Quantitative and Qualitative Disclosures About Market Risk..........7

Item 4T - Controls and Procedures.............................................8



PART II - OTHER INFORMATION

Item 1  - Legal Proceedings...................................................8

Item 1A - Risk Factors........................................................8

Item 2  - Unregistered Sales of Equity Securities and Use of Proceeds........13

Item 3  - Defaults Upon Senior Securities....................................13

Item 4  - Reserved...........................................................13

Item 5  - Other Information .................................................13

Item 6  - Exhibits...........................................................13

                       PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Innovative Product Opportunities Inc.
(A Development Stage Enterprise)
BALANCE SHEETS
                                                  September 30,    December 31,
                                                     2011            2010
                                                 (Unaudited)       (Audited)
                                                 ------------       ----------
ASSETS

Current assets
        Cash                                     $  11,355         $    15,775
        Accounts receivable                           --                21,000
                                                 ------------       ----------
                Total current assets                11,355              36,775
                                                 ------------       ----------
Total assets                                     $  11,355         $    36,775
                                                 ============       ==========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
     Accounts payable and accrued liabilities      $ 1,809             $   460
     Due to related party                           54,851              33,202
                                                 ------------       ----------
     Total current liabilities                      56,660              33,662
                                                 ------------       ----------
Total liabilities                                   56,660              33,662
                                                 ------------       ----------
Stockholders' equity (deficit)
    Preferred stock; $0.001 par value;
    1,000,000 shares authorized,
    -0- issued and outstanding                        --                   --

    Common stock; $0.0001 par value;
    500,000,000 shares authorized,
    66,000,000 shares and 31,000,000 shares
    issued and outstanding as of September 30, 2011
    and December 31, 2010, respectively              6,600               3,100

    Additional paid-in-capital                     140,400             108,900

    Accumulated deficit during development stage  (192,305)           (108,887)
                                                 -----------          ---------
    Total stockholders' equity (deficit)           (45,305)              3,113
                                                 -----------          ---------
Total liabilities and stockholders'equity (deficit)$11,355          $   36,775
                                                  =========            ========

The accompanying footnotes are an integral part of these financial statements.

                                                                             F1

Innovative Product Opportunities Inc.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS
(Unaudited)

                                For the             For the             For the               For the             from inception
                             three months          three months        nine months          nine months          (April 3, 2009)
                         ended September 30,    ended September 30   ended September 30,  ended September 30         through
                                2011                 2010                2011                  2010             September30 2011
                          ===============      ==============       ==============      ==============         ================

Sales                         $      --              $   --              $   --             $ 21,000              $  21,000
Cost of sales                        --                  --                  --                  --                      --
                          --------------       -------------        -------------       -------------          ---------------
 Gross profit                        --                  --                  --               21,000                 21,000
                          --------------       -------------        -------------       -------------          ---------------
Operating expenses
Bad Debts                            --                  --              21,000                  --                   21,000
General and administrative       17,211              11,144              62,418              121,144                 192,305
                          --------------       -------------        -------------       -------------          ---------------
Total expenses                   17,211              11,144              83,418              121,144                 213,305
                          --------------       -------------        -------------       -------------          ---------------
Net operating loss              (17,211)            (11,144)            (83,418)            (100,144)               (192,305)
                          --------------       -------------        -------------       -------------          ---------------
Other income (loss)
  Gain on settlement of
    accounts receivable             --                  --                  --              336,000                  336,000
  Other-than-temporary
    impairment loss
     on securities                  --             (124,950)                --             (124,950)                (124,950)
  Loss on cancelation
     of securities                  --                  --                  --                   --                 (211,050)
                            -----------       -------------        -------------       -------------          ---------------
Total other income (loss)           --             (124,950)                --              211,050                     --
                            -----------       -------------        -------------       -------------          ---------------
Income (loss) before taxes     (17,211)            (136,094)           (83,418)             110,906                 (192,305)

Provision for income taxes          --               (3,901)                --               81,849                     --
                            -----------       -------------        -------------       -------------          ---------------
Net income (loss)             $(17,211)          $ (132,193)         $ (83,418)           $  29,057               $ (192,305)
                          ===============      ==============       ==============      ==============        ================
Basic and diluted net
  loss per common share        $  0.00             $   0.00            $  0.00            $    0.01
                          ===============      ==============       ==============      ==============
Weighted average number
   of common shares
   outstanding -
   basic and diluted         66,000,000          31,000,000         52,483,516           25,600,738
                          ===============      ==============       ==============      ==============

The accompanying footnotes are an integral part of these financial statements.

                                                                             F2


Innovative Product Opportunities Inc.
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
From Inception (April 3, 2009) to September 30, 2011
(Unaudited)

                      Preferred Stock               Common Stock
                                                                                                        Deficit
                                                                                                       Accumulated          Total
                                                                                     Additional          during        Shareholders
                                                                                      Paid-in          Development         Equity
                     Shares        Amount           Shares         Amount             Capital             Stage           (Deficit)
                    ---------    -----------      -----------     ----------        -------------    --------------   -------------
Balance,
 April 3, 2009           --          $ --                ---           $ --              $  --               $ --             $ --

Common stock
issued to founder,
$0.0001 per share,
April 3, 2009            --            --          20,000,000         2,000                 --                 --            2,000

Net loss                 --            --                 --             --                 --             (2,000)          (2,000)
                   ---------    -----------      -----------     ----------        -------------    --------------    -------------
Balance
 December 31, 2009       --            --         20,000,000          2,000                 --             (2,000)             --
                   ---------    -----------      -----------     ----------        -------------    --------------    -------------

Common stock
issued for services      --            --         11,000,000          1,100            108,900               --            110,000

Net loss                 --            --                --              --                 --           (106,887)        (106,887)
                   ---------    -----------      -----------     ----------        -------------    --------------    -------------
Balance
 December 31, 2010       --            --         31,000,000          3,100            108,900           (108,887)           3,113
                   ---------    -----------      -----------     ----------        -------------    --------------    -------------

Conversion of due
to related party
for common stock         --            --         30,000,000          3,000             27,000               --             30,000

Common stock
issued for services      --            --          5,000,000            500              4,500               --              5,000

Net loss                 --            --                --             --                  --           (66,207)          (66,207)
                   ---------    -----------      -----------     ----------        -------------    --------------    -------------
Balance
 September 30, 2011      --          $ --         66,000,000        $ 6,600          $ 140,400        $ (175,094)        $ (28,094)
                  ==========     ==========       ==========      =========          =========        ===========        ==========


The accompanying footnotes are an integral part of these financial statements.

                                                                             F3

Innovative Product Opportunities Inc.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
(Unaudited)
                                                              From Inception
                           For the nine        For the nine     (April 3,2009)
                           months ended       months ended         through
                      September 30, 2011  September 30, 2010  September 30,2011
Cash flows from             -------------      -------------     ------------
operating activities

  Net income (loss)       $  (83,418)          $  29,057       $   (192,305)
  Adjustments to reconcile
  net loss to cash used in
  operating activities

  Shares issued to founder       --               --                  2,000
  Stock issued for services    5,000            110,000              115,000
  Settlement of accounts
  receivable in shares of
  common stock of
  Metro One Development, Inc.   --             (21,000)               --
  Gain on accounts receivable
       settlement               --             (336,000)              --
  Other-than-temporary
  impairment loss
  on securities                 --              124,950
  Change in operating assets
  and liabilities
Decrease in accounts receivable $21,000            --                  --
Increase in accounts payable
and accrued liabilities         $ 1,349            --                $1,809
Increase in income tax payable     --            81,849                --
                              -------------     -------------    ------------
Net cash used in
operating  activities          (56,069)         (11,144)           (73,496)
                              -------------     -------------    ------------
Cash flow from financing activities
   Advances by related party    71,649           17,321            299,851
   Repayment to related party  (20,000)             --            (215,000)
   Net cash provided by
   financing  activities        51,649           17,321            (84,851)
                               -------------     -------------    ------------
Net change in cash              (4,420)           6,177             11,355

Cash, beginning of the period   15,775              --                --
                               -------------     -------------    ------------
Cash, end of the period       $ 11,355          $ 6,177            $ 11,355
                               -------------     -------------    ------------
Supplemental disclosure of
non-cash investing and
financing activities
 Conversion of due to related
 party for common stock        $ 30,000          $ --              $ 30,000

The accompanying footnotes are an integral part of these financial statements.

                                                                             F4

Innovative Product Opportunities Inc.
(A Development Stage Enterprise)
(Unaudited)

NOTES TO FINANCIAL STATEMENTS


NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Innovative Product Opportunities Inc. (the "Company" or "Innovative") was incorporated on April 3, 2009 in the State of Delaware and established a fiscal year end of December 31. The Company is a development stage enterprise organized to provide product development to meet the needs of new and emerging product ideas. The Company is currently in the development stage as defined in Financial Accounting Standards Board ("FASB")Accounting Standard Codification ("ASC") 915. Activities of the Company to date relate to its organization, share issuances for services and development of its first product.

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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2011 and the results of operations, stockholders' equity (deficit) and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.
                                                                             F5

GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have significant operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company has an accumulated deficit during development stage at September 30, 2011 and December 31, 2010 of $(192,305) and $(108,887), respectively. The Company will be dependent upon the raising of additional capital through placement of its common stock in order to implement its business plan. There can be no assurance that the Company will be successful in this situation. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might result from this uncertainty. The Company is funding its initial operations by way of loans from its Chief Executive Officer. The Company's officers and directors have committed to advancing certain operating costs of the Company.

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

In accordance with ASC 320-10, "Investments,Debt and Equity Securities," the Company evaluates its securities portfolio for other-than-temporary impairment ("OTTI") throughout the year. Each investment that has a fair value less than the book value is reviewed on a quarterly basis by Management. Management considers at a minimum the following factors that, both individually or in combination, could indicate that the decline is other-than-temporary: (a) the Company has the intent to sell the security; (b) it is more likely than not that it will be required to sell the security before recovery; and (c) the Company does not expect to recover the entire amortized cost basis of the security. Among the factors that are considered in determining intent is a review of capital adequacy, interest rate risk profile and liquidity at the Corporation. An impairment charge is recorded against individual securities if the review described above concludes that the decline in value is other-than-temporary.
                                                                             F6

INCOME TAXES

The Company accounts for income taxes in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("FASB ASC") 740, Income Taxes. Under the assets and liability method of FASB ASC 740, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.


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

The Company adopted a stock option plan on August 30, 2011, but has not granted any stock options.
                                                                             F7

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

RECENT ACCOUNTING PRONOUNCEMENTS
There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted the quarter ended September 30, 2011, or which are expected to impact future periods, that were not already adopted and disclosed in prior periods.

NOTE 3 - DUE TO RELATED PARTY

As of September 30, 2011 and December 31, 2010 advances of $54,851 and $33,202, respectively, were due to the Company's Chief Executive Officer and majority shareholder. The balances are non-interest bearing, unsecured and have no specified terms of repayment.

NOTE 4 - STOCKHOLDERS'  EQUITY

The Company is authorized to issue an aggregate of 500,000,000 common shares with a par value of $0.0001 per share and 1,000,000 shares of preferred stock with a par value of $0.001 per share. No preferred shares have been issued.

On April 15, 2011, the Company repaid $30,000 of advances due to a related party by exchanging 30,000,000 shares of common stock with the Company's Chief Executive Officer and majority shareholder.

On April 18, 2011, the Company issued a total of 5,000,000 shares of common stock valued at $5,000 as compensation to a director and the Chief Financial Officer.

On August 31, 2011, the Company filed a Form S-8 with the SEC registering 150,000,000 shares of the Company's common stock pursuant to the adoption of a Stock Option Plan on August 30, 2011.

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


BUSINESS OVERVIEW

We incorporated on April 3, 2009 as Innovative Product Opportunities Inc.
under the laws of the State of Delaware. We are currently in the development stage. Additionally, we have not completed development of any product. We expect to incur losses in the foreseeable future due to significant costs associated with our business startup, developing our business and costs associated with on-going operations. Our business is to be a product development firm to meet the needs of new and emerging product ideas available for sale today. Our Certified Engineering Technicians can participate in the creation of products, from hand sketches and design through prototyping and construction. We offer project management to assist our client to produce finished parts ready to market in numerous industries including, but not limited to, consumer and household goods, office products, furniture, and toys. We believe that we will be able to deliver a complete solution.

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

We believe the following critical accounting policies, among others, may be impacted significantly by judgment, assumptions and estimates used in the preparation of the Financial Statements.
INVESTMENT SECURITIES
Equity securities are classified as available for sale and are stated at fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income, net of tax. All available for sale securities are classified as current assets as they are available to support the Company's current operating needs in the next 12 months. Realized gains and losses on the sale of investment securities are recognized at the settlement date using the specific identification method and are included in the statements of operations In accordance with ASC 320-10, "Investments,Debt and Equity Securities," the Company evaluates its securities portfolio for other-than-temporary impairment ("OTTI") throughout the year. Each investment that has a fair value less than the book value is reviewed on a quarterly basis by Management. Management considers at a minimum the following factors that, both individually or in combination, could indicate that the decline is other-than-temporary: (a) the Company has the intent to sell the security; (b) it is more likely than not that it will be required to sell the security before recovery; and (c) the Company does not expect to recover the entire amortized cost basis of the security. Among the factors that are considered in determining intent is a review of capital adequacy, interest rate risk profile and liquidity at the Corporation. An impairment charge is recorded against individual securities if the review described above concludes that the decline in value is other-than-temporary.

STOCK-BASED COMPENSATION

The Company measures stock-based compensation at the grant date based on the fair value of the award and recognizes stock-based compensation expense over the requisite service period.

The Company also grants awards to non-employees and determines the fair value of such stock-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty's performance is completed.
The Company adopted a stock option plan on August 30, 2011, but has not granted any stock options.

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

RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE THREE AND NINE MONTHS
ENDED SEPTEMBER 30, 2011 AND 2010 REVENUES

Our revenue for the three and nine months ended September 30,2011 was $0 and $0 respectively, compared to $0 and $21,000 for the three and nine months ended September 30, 2010, respectively. We are completely dependent upon the willingness of our management to fund our initial operations by way of loans from our Chief Executive Officer.

COSTS OF GOODS SOLD
We did not incur cost of sales for the three and nine months ended September 30, 2011 and 2010.


GENERAL AND ADMINISTRATIVE EXPENSES

Our general and administrative expense for the three and nine months ended September 30, 2011 were $17,211 and $62,418, respectively, compared to $11,144 and $121,144 for the three and nine months ended September 30, 2010, respectively. The expenses can be primarily attributed to our need to pay for professional fees and our transfer agent. In addition, we incurred bad debt expense of $21,000 for the nine month period ended September 30, 2011.

NET INCOME/LOSS

Our net losses for the three and nine months ended September 30, 2011 were $(17,211) and $(83,418), respectively, compared to net income (loss) of $(132,193) and $29,057 for the three and nine months ended September 30, 2010, respectively. Our losses during the periods ended September 30, 2011 is due to costs associated with professional fees and our transfer agent as described above. Our net income during the periods ended September 30, 2010 was primarily due to a gain on settlement of account receivable of $336,000.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

As of September 30, 2011, we had total current assets of $11,355 and total current liabilities of $56,660, resulting in a working capital deficit of $(45,305). At the end of the quarterly period ending September 30, 2011, we had cash of $11,355. Our cash flows from operating activities for the nine months ended September 30, 2011 resulted in cash used of $56,069. Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations. Our cash flow from financing activities for the nine months ended September 30, 2011 was $51,649. The Company has an accumulated deficit during development stage at September 30, 2011 and December 31, 2010 of $(192,305) and $(108,887), respectively. These conditions led to our auditor reporting substantial doubt about our ability to continue as a going concern.

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

OPERATING CAPITAL AND CAPITAL EXPENDITURE REQUIREMENTS

We are currently funding our operations by way of cash advances from our Chief Executive Officer. We hope to be able to compensate our independent contractors with stock-based compensation, which will not require us to use our cash, although there can be no assurances that we will be successful in these efforts. Our Chief Executive Officer has committed to advancing us an additional $25,000 for certain operating costs in order to start implementing our business plan. The funds are loaned to the Company as required to pay amounts owed by the Company. As such, our operating capital is currently limited to the personal resources of our Chief Executive Officer. The loans from our Chief Executive Officer are unsecured and non-interest bearing and have no set terms of repayment. Our common stock started trading over the counter and has been quoted on the Over-The Counter Bulletin Board since February 17, 2011. The stock currently trades under the symbol -IPRU.OB.-

OFF-BALANCE SHEET TRANSACTIONS

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

ITEM 4T. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our Chief Executive
Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

OUR INDEPENDENT AUDITORS HAVE EXPRESSED DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Currently, we do not have any material assets, nor do we have operations or a source of revenue sufficient to cover our operational costs and allow us to continue as a going concern. Since our inception on April 3, 2009 through September 30, 2011, we have an accumulated deficit during the development stage of $(192,305). The Company will be dependent upon the raising of additional capital through placement of its common stock in order to implement our business plan. We are currently funding our initial operations by way of loans from our Chief Executive Officer and through the issuance of common stock in exchange for services. Accordingly, these factors raise substantial doubt as to our ability to continue as a going concern.


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

IF WE ARE UNABLE TO OBTAIN ADDITIONAL FINANCING, WE MAY NOT BE ABLE TO FULFILL OUR BUSINESS PLAN.

We require substantial funds to further develop and implement our business plan Over the next 12 months we expect to expend approximately $25,000 in cash for legal, accounting and related services. To meet our future obligations, from time to time, we may need to issue debt or shares of our common stock or other equity instruments such as warrants. However, we may not be able to obtain additional financing when needed, or if available, such financing may not be on commercially reasonable terms. If we are unable to obtain financing when needed, we may be forced to curtail our planned development, which would negatively affect the value of your investment.


WE CURRENTLY DO NOT HAVE ANY CUSTOMERS AND IF WE CANNOT ATTRACT CUSTOMERS WE WILL NOT GENERATE REVENUES AND OUR BUSINESS WILL FAIL.

As of November 14, 2011, we have had only one customer. We may not be able to successfully attract other customers and in the event that we do attract customers, we may not be able to maintain such customers and as a result, we will not generate revenues and our business will fail. If our business fails, you will lose all or part of your investment.

OUR ORIGINAL SHAREHOLDERS HAVE CONTROL OVER OUR POLICIES AND AFFAIRS AND THEY MAY TAKE CORPORATE ACTIONS THAT COULD NEGATIVELY IMPACT OUR BUSINESS AND STOCK PRICE.

Our original shareholder on November 14, 2011 owned approximately 75.8% of our voting securities. The original shareholders will control our policies and affairs and all corporate actions requiring shareholder approval, including the election of directors. Additionally, these holdings may delay, deter or prevent transactions, such as mergers or tender offers, that would otherwise benefit investors.


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


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

During the quarter ended September 30, 2011, we did not have any defaults upon senior securities.

ITEM 4. Reserved


ITEM 5. OTHER INFORMATION.

On August 31, 2011, the Company filed a Form S-8 with the SEC registering 150,000,000 shares of the Company's common stock pursuant to the adoption of a Stock Option Plan on August 30, 2011.

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

                                         INNOVATIVE PRODUCTS OPPORTUNITIES INC.


Dated: October 27, 2011                           By:/s/ Doug Clark
                                             ----------------------------
                                        Doug Clark, Principal Executive Officer
                                          President and Chairman of the Board


Dated: October 27, 2011                           By:/s/ Robert McLean
                                             ----------------------------
				    Robert McLean, Principal Accounting Officer
14

                                                                  EXHIBIT 31.1


                       CERTIFICATION PURSUANT TO
                SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Doug Clark, certify that:

1. I have reviewed this quarterly report of
           INNOVATIVE PRODUCTS OPPORTUNITIES INC.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

   (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

   (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

   (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

   (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

   (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

   (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: October 27, 2011


/s/  Doug Clark
----------------------------------------
By:  Doug Clark
Chief  Executive  Officer

                                                                  EXHIBIT 31.2


                       CERTIFICATION PURSUANT TO
                SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Robert MacLean, certify that:

1. I have reviewed this quarterly report of
                     INNOVATIVE PRODUCTS OPPORTUNITIES INC.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

   (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

   (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

   (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

   (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

   (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

   (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: October 27, 2011



/s/ Robert MacLean
------------------------------------------
By: Robert MacLean
Chief Financial and Accounting Officer

                                                                  EXHIBIT 32.1


                           CERTIFICATIONS PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code), each of the undersigned officers of INNOVATIVE PRODUCTS OPPORTUNITIES INC., a Delaware corporation (the "Company"), does hereby certify, to such officer's knowledge, that:

The quarterly report on Form 10-Q for the quarter ended September 30,2011 (the "Form 10-Q") of the Company fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.




/s/  Doug Clark
----------------------------------------
By:  Doug Clark
Chief  Executive  Officer


/s/ Robert MacLean
----------------------------------------
By: Robert MacLean
Chief Financial and Accounting Officer

October 27, 2011