Form 10-K/A
period 2011-12-31
Innovative Product Opportunities Inc.
filed 2012-04-02
CIK 1494413

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K
                                  (Mark One)

  [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934
                 For the fiscal year ended December 31, 2011.

  [ ] TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934
                For the transition period from ________ to ________

                      Commission file number 333-167667

                   INNOVATIVE PRODUCT OPPORTUNITIES INC.
             (Name of small business issuer in its charter)

            DELAWARE                                  42-1770123
      ----------------------                         --------------
   (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)               Identification No.)

   28 ARGONAUT, SUITE 140 ALISO VIEJO CALIFORNIA                   92656
    (Address of principal executive offices)                     (Zip Code)

      Issuer's telephone number: (347)789-7131

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]; No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ]; No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [ ]
                                                     (Do not check if a smaller
                                                             reporting company)
Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ]; No [X]

State the aggregate market value of the voting and non-voting common equity, consisting solely of common stock, held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $21,120,000
(based on a total of 66,000,000 shares of the registrant's common stock held by non-affiliates on June 30, 2011, at the closing price of $0.32 per share)

The number of shares of outstanding common stock of the registrant as of March 30, 2012 was 118,000,000.


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

        ITEM 1A.   Risk Factors...........................................6

        ITEM 2.    Properties............................................11

        ITEM 3.    Legal Proceedings.....................................11

        ITEM 4.    Submission of Matters to a Vote of Security Holders...11
PART II
        ITEM 5.    Market for Registrant's Common Equity, Related
                   Stockholder Matters and Issuer Purchases of Equity
                   Securities............................................12

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

        ITEM 7A.   Quantitative and Qualitative Disclosures About
                   Market Risk...........................................19

        ITEM 8.    Financial Statements and Supplementary Data.....F1 - F13

        ITEM 9.    Changes in and Disagreements With Accountants on
                   Accounting and Financial Disclosure...................20

        ITEM 9A(T) Controls and Procedures...............................20

        ITEM 9B.   Other Information.....................................21
PART III
        ITEM 10.   Directors, Executive Officers and Corporate
                   Governance............................................22

        ITEM 11.   Executive Compensation................................25

        ITEM 12.   Security Ownership of Certain Beneficial Owners and
                   Management and Related Stockholder Matters............27

        ITEM 13.   Certain Relationships and Related Transactions, and
                   Director Independence.................................27

        ITEM 14.   Principal Accounting Fees and Services................28

        ITEM 15.   Exhibits, Financial Statement Schedules...............29

PART I

ITEM 1. BUSINESS

HISTORICAL DEVELOPMENT

We incorporated in the State of Delaware on April 3, 2009 and commenced business, as Innovative Product Opportunities Inc.

OUR BUSINESS

Our business is a product development firm creating products designed, prototyped and production construction in numerous industries including consumer and household goods, office products, furniture, and toys.

We have started the implementation of our business plan and along with developing product are working in the entertainment/magazine industry through our licensor Cigar and Spirits.

Our business plan does not include engaging in, and we currently have no plans to engage in, a merger or acquisition with any other company, entity or person.

RESEARCH AND DEVELOPMENT

We have not spent any funds on research and development activities since our inception on April 3, 2009.

EMPLOYEES

As of March 30, 2012, we had four employees. All four employees are part-time. We believe that our relations with our employees are good.

CUSTOMERS

We intend to market our services via trade and industry publications. Many products developed are new and innovative that requires public recognition to realize potential. Where possible we plan to merge our efforts for both design and publishing to maximize our opportunities.

COMPETITION

We compete with other designers who offer one or more services competitive with the service we intend to sell. The product development and magazine industry is competitive, characterized by the frequent introduction of new products and includes numerous domestic and foreign competitors, some of which are substantially larger and have greater financial and other resources than we do. We compete principally on the basis of offering quality products. Our competition includes:

*  Lore Product Design          * Cigar Aficionado
*  SZID Design                  * Cigarlife
*  C3 Design                    * Esquire

PRODUCT DEVELOPMENT

We have worked on interactive displays, school products, and home sports products to date. We continue to investigate new product potentials along with the magazine agreement in place.

MANUFACTURING AND PRODUCT SOURCING

Most supplies used in the manufacturing process are readily available from any number of local and international suppliers, at competitive prices. Delivery of product will vary depending on source and quantity required.

ITEM 1A.  RISK FACTORS.

An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors and other information included in this Form 10-K. If any of the following risks actually occur, our business, financial condition or results of operations could be materially and adversely affected and you may lose some or all of your investment. The trading price of our common stock could decline due to any of these risks, and you could lose all or a part of your investment. We cannot assure any investor that we will successfully address these risks. Prospective investors should carefully consider the following risk factors:

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

IF WE FAIL TO SUCCESSFULLY MANAGE OUR NEW PRODUCT DEVELOPMENT OR INCREASE MAGAZINE REVENUE, OR IF WE FAIL TO ANTICIPATE THE ISSUES ASSOCIATED WITH SUCH DEVELOPMENT OR EXPANSION, OUR BUSINESS MAY SUFFER.

We have not completed development on any product and are new into magazine publishing. Our ability to anticipate and manage a variety of issues associated with any new product development or market expansion, such as:

  * difficulties faced in manufacturing or publishing;

  * market acceptance;

  * effective management of inventory levels in line with anticipated Product/magazine demand; and

  * obtaining quality content and advertisers for the magazine

Our business may suffer if we fail to successfully anticipate and manage these issues associated with product development and magazine publishing and you may lose all or part of your investment.

OUR INDEPENDENT AUDITORS HAVE EXPRESSED DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Currently, we do not have any material assets, nor do we have operations or a source of revenue sufficient to cover our operational costs and allow us to continue as a going concern. Since our inception on April 3, 2009 through December 31, 2011, we have an accumulated deficit during the development stage of $5,402,628. The Company will be dependent upon the raising of additional capital through placement of its common stock in order to implement our business plan. We are currently funding our initial operations by way of loans from our Chief Executive Officer and through the issuance of common stock in exchange for services. Accordingly, these factors raise substantial doubt as to our ability to continue as a going concern.

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

WE CURRENTLY DO NOT HAVE ANY CUSTOMERS AND IF WE CANNOT ATTRACT CUSTOMERS WE WILL NOT GENERATE REVENUES AND OUR BUSINESS WILL FAIL.

As of March 30, 2012, we have not generated any profit. We may not be able to successfully attract other customers and in the event that we do attract customers, we may not be able to maintain such customers and as a result, we will not generate revenues and our business will fail. If our business fails, you will lose all or part of your investment.

OUR ORIGINAL SHAREHOLDERS HAVE CONTROL OVER OUR POLICIES AND AFFAIRS AND THEY MAY TAKE CORPORATE ACTIONS THAT COULD NEGATIVELY IMPACT OUR BUSINESS AND STOCK PRICE.

Our original shareholder on March 30, 2012 owned approximately 42.4% of our voting securities. The original shareholders will control our policies and affairs and all corporate actions requiring shareholder approval, including the election of directors. Additionally, these holdings may delay, deter or prevent transactions, such as mergers or tender offers, that would otherwise benefit investors.

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

IF WE LOSE THE SKILLS AND CAPABILITIES OF OUR FOUNDER, OUR ABILITY TO ATTAIN PROFITABILITY MAY BE IMPEDED AND IF WE DO NOT ATTAIN PROFITABILITY,
OUR STOCK PRICE MAY DECREASE AND YOU COULD LOSE PARTOR ALL OF YOUR INVESTMENT.

Doug Clark founded our Company. He invested the necessary start-up costs from his personal finances and he is our Certified Engineering Technician. In addition, Mr. Clark has relationships with key parties. These relationships with suppliers afford us access to valuable resources that help ensure product availability. Our success depends in large part upon Mr. Clark 's contacts.
If we were to lose the benefit of his services, our ability to operate would be adversely affected which would have a negative impact on our operations. We presently have no employment agreement with Mr. Clark.

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

      - The emergence of new sales or publishing channels in which we are unable to compete effectively.

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

ITEM 2.  PROPERTIES.

On March 1, 2012, we moved from a shared office in Mississauga, Ontario to our publishing office in Aliso Viejo California. This space is included with our licensing agreement in place.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fiscal year ended December 31, 2011 we did not submit any matters to a vote of security holders.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Our common stock has traded over the counter and has been quoted on the Over-The-Counter Bulletin Board since February 17, 2010. The stock currently trades under the symbol "IPRU.OB." The following table sets forth the high and low bid prices for our common stock for each quarter during the last two fiscal years, so far as information is reported, as quoted on the Over-the-Counter Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.


                                                 High    Low

For the Fiscal Year Ended December 31, 2011

First Quarter ended March 31, 2011             $ 0.15   $  0.15

Second Quarter ended June 30, 2011             $ 0.71   $  0.15

Third Quarter ended September 30, 2011         $ 0.55   $  0.077

Fourth Quarter ended December 31, 2011         $ 0.18   $  0.0213


NUMBER OF STOCKHOLDERS

The number of record holders of our common stock as of March 30, 2012 was approximately 2,500, not including nominees of beneficial owners.

DIVIDEND POLICY

We have not paid dividends on our common stock and we do not anticipate paying dividends on our common stock in the foreseeable future. We intend to retain our future earnings, if any, to finance the growth of our business.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

As of December 31, 2011, we do not have any securities authorized for issuance under equity compensation plans.

SECURITIES ISSUED UNDER STOCK OPTION PLANS

During the fiscal year ended December 31, 2011, we did not issue securities under any Stock Option Plans.

RECENT SALES OF UNREGISTERED SECURITIES

On April 15, 2011, the Company repaid $30,000 of advances due to related party by exchanging 30,000,000 shares of common stock with the Company's Chief Executive Officer and majority shareholder.

On April 18, 2011, the Company issued a total of 5,000,000 shares of common stock valued at $5,000 as compensation to a director and the Chief Financial Officer

On October 26, 2011, the Company issued 52,000,000 shares of common stock valued at $5,200,000 as compensation for services. The services are valued based on the closing price of $0.10 per share for the shares of common stock exchanged for the services.

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

BUSINESS OVERVIEW

We incorporated on April 3, 2009 as Innovative Product Opportunities Inc. under the laws of the State of Delaware. We are currently in the development stage. We expect to incur losses in the foreseeable future due to significant costs associated with our business start-up, developing our business and costs associated with on-going operations. Our business is to be a product development participating in the creation of products, from hand sketches and design through prototyping and construction. We also have a licence agreement with Cigar and Spirits Magazine that we plan to grow both its advertising and distribution.



MANAGEMENT'S STRATEGIC VISION

Our overall business strategy primarily rests on our ability to secure additional capital through financing activities. Revenues will be generated for new product designs and magazine publishing and we will require minimal capital requirements.
As we secure funds, we plan to attract new clients and assist them in their product development, advertising and publishing. We do not know when we will sell our first product or be profitable in publishing and as a result, when, if ever, we will generate profits. In addition to increasing our product design and publishing/advertising offerings, we intend to introduce distribution channels and increase our products for sale and magazine advertising. This strategic vision will evolve as necessitated by the clients we are able to attract. Moving from a quarterly publication to a bi-monthly publication may also have increased costs and result in poor performance.

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

In accordance with ASC 320.10, 'Investments-Debt and Equity Securities,' the Company evaluates its securities portfolio for other-than-temporary impairment ("OTTI") throughout the year. Each investment that has a fair value less than the book value is reviewed on a quarterly basis by Management. Management considers at a minimum the following factors that, both individually or in combination, could indicate that the decline is other-than-temporary: (a) the Company has the intent to sell the security; (b) it is more likely than not that it will be required to sell the security before recovery; and (c) the Company does not expect to recover the entire amortized cost basis of the security. Among the factors that are considered in determining intent is a review of capital adequacy, interest rate risk profile and liquidity at the Corporation. An impairment charge is recorded against individual securities if the review described above concludes that the decline in value is other-than-temporary.

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

RECENT ACCOUNTING PRONOUNCEMENTS

There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted 2011, or which are expected to impact future periods that were not already adopted and disclosed in prior periods.

RESULTS OF OPERATIONS
COMPARISON OF RESULTS FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010 AND APRIL 3, 2009 (INCEPTION) THROUGH DECEMBER 31, 2011.

REVENUES
For the years ended December 31, 2011 and 2010 we generated $0 and $21,000 in revenue, respectively. We recorded revenue of $21,000 for the cumulative period from Inception (April 3, 2009)through December 31, 2011. We earned $21,000 of revenue from a contract for design consultation in 2010. We are completely dependent upon the willingness of our management to fund our initial operations by way of loans from our Chief Executive Officer.

COSTS OF GOODS SOLD
We did not incur cost of sales for the years ended December 31, 2011 and 2010 and for the cumulative period from Inception (April 3, 2009 through December 31, 2011.

OPERATING EXPENSES
During the year ended December 31, 2011, we recorded $21,000 bad debt expense on an account receivable balance due from Metro One Development, Inc.

General and administrative expense of $67,741 and $17,887 were incurred for the years ended December 31, 2011 and 2010, respectively. During the year ended December 31, 2011 we incurred general and administrative expenses for investor relations, accounting, audit, transfer agent fees, rent and other miscellaneous costs.

During the year ended December 31, 2011 we incurred stock-based compensation expense for 52,000,000 shares issued on October 26, 2011 valued at $5,200,000 for business development, consulting, design and technical services. Also included in stock-based compensation expense are 5,000,000 shares of our common stock issued on April 18 2011 valued at $5,000 paid to a director and Chief Financial Officer for their services.

During the year ended December 31, 2010 we incurred $110,000 of consulting expenses for business and software development and design, graphics arts, accounting, bookkeeping and technical services. These consultants were paid in full by 11,000,000 shares of our common stock for their services.

NET LOSS
Our net loss for the year ended December 31, 2011 and 2010 was $5,293,741 and $106,887, respectively. Our net loss since inception (April 3, 2009) through December 31, 2011 was $5,402,628. This is due to costs associated with our incorporation, ongoing expenses as a public company, consulting services and stock-based compensation expense as described above.

In addition, for the year ended December 31, 2010, we experienced a gain on settlement of accounts receivable of $336,000. This gain was due to receiving 21,000,000 unregistered shares of common stock of Metro One Development, Inc. (Metro One) on May 3, 2011 to settle a $21,000 accounts receivable balance due to us. On May 3, 2010, Metro One's closing price was $0.02 per share. To determine the fair value of the Metro One shares received we further adjusted the closing price by 15%, since the shares received are unregistered. On September 30, 2010, the cost of Metro One shares exceeded fair value by $124,950. This amount was recorded as an other-than-temporary impairment loss in the statement of operations since the Company does not anticipate recovering its original investment in Metro One shares. On December 20, 2010, the Company entered into an agreement with Metro One to return 21,000,000 Metro One shares for cancellation. It was agreed that the accounts receivable balance of $21,000 would be reinstated and due to the Company upon cancellation of the shares.
As a result of this agreement, the Company recorded a loss on cancellation of Metro One shares of $211,050 in the statement of operations.


LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

As of December 31, 2011, we had total current assets of $6,642 and total current liabilities of $62,270, resulting in a working capital deficit of $58,447. At the end of the year ending December 31, 2011, we had cash of $6,642. Our cash flows from operating activities for the year ended December 31, 2011 resulted in cash used of $67,580. Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations. Our cash flow from financing activities for the year ended December 31, 2011 was $58,447. The Company has an accumulated deficit during development stage at December 31, 2011 and December 31, 2010 of $5,402,628 and $108,887, respectively. The deficit reported at December 31, 2011 is largely a result of operating expenses for incorporation costs, ongoing expenses as a public company and for services during the year ended
December 31, 2011. These conditions led to our auditor reporting substantial doubt about our ability to continue as a going concern.

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

OPERATING CAPITAL AND CAPITAL EXPENDITURE REQUIREMENTS

Since inception (April 3, 2009) initial operations have been funded by way of:
- Issuing 20,000,000 our common stock valued at $0.0001 per share to our Chief Executive Officer.
- Conversion of $30,000 of cash advances from our Chief Executive Officer for 30,000,000 shares of our common stock.
- Net cash advances of $61,649 at December 31, 2011 from our Chief Executive Officer. These advances are non-interest bearing, unsecured and have specified terms of repayment.

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

                       INNOVATIVE PRODUCT OPPORTUNITIES INC.
                          (A Development Stage Company)
                                      INDEX
                            December 31, 2011 and 2010

                                                                          Page

      REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM...............F1



      FINANCIAL STATEMENTS

      Balance Sheets....................................................... F2

      Statements of Operations............................................. F3

      Statement of Stockholders' Equity (Deficit).......................... F4

      Statements of Cash Flows............................................. F5

      Notes to Financial Statements.................................. F6 - F13

De Joya Griffith & Company, LLC

CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Innovative Product Opportunities, Inc.

We have audited the accompanying balance sheets of Innovative Product Opportunities, Inc. (A Development Stage Company) as of December 31, 2011 and 2010 and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended and from inception
(April 3, 2009) to December 31, 2011. Innovative Product Opportunities, Inc's. management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over the financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Innovative Product Opportunities, Inc. (A Development Stage Company) as of December 31, 2011 and 2010 and the results of its operations and its cash flows for the years then ended and from inception (April 3, 2009) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Joya Griffith & Company, LLC

/s/ De Joya Griffith & Company, LLC
Henderson, Nevada
March 22, 2012

    					                                     F1

Innovative Product Opportunities Inc.
(A Development Stage Enterprise)
BALANCE SHEETS
(Audited)
                                   December 31, 2011          December 31, 2010
                                   -----------------          -----------------
ASSETS

Current assets
        Cash                           $       6,642             $       15,775
        Accounts receivable                      --                      21,000
                                           -------------           ------------
            Total current assets               6,642                     36,775
                                           -------------           ------------
Total assets                           $       6,642             $       36,775
                                           =============           ============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
        Accounts payable and
        accrued liabilities            $         621             $          460
        Due to related party                  61,649                     33,202
                                           -------------           ------------
            Total current liabilities         62,270                     33,662
                                           -------------           ------------
Total liabilities                             62,270                     33,662
                                           -------------           ------------
Stockholders' equity (deficit)
        Preferred stock; $0.001 par value;
        1,000,000 shares authorized,
        -0- issued and outstanding               --                        --

      Common stock; $0.0001 par value;
      500,000,000 shares authorized,
      118,000,000 shares and 31,000,000 shares
      issued and outstanding as of
      December 31, 2011 and 2010, respectively  11,800                   3,100

      Additional paid-in-capital             5,335,200                 108,900

      Accumulated deficit during
        development stage                   (5,402,628)               (108,887)
                                           -------------           ------------
      Total stockholders' equity (deficit)     (55,628)                  3,113
                                           -------------           ------------
      Total liabilities and stockholders'
             equity (deficit)             $       6,642            $    36,775
                                           =============           ============


The accompanying footnotes are an integral part of these financial statements.


					                                     F2

Innovative Product Opportunities Inc.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS
(Audited)
                                                                 From inception
                             For the year      For the year     (April 3, 2009)
                            ended December    ended December   through December
                              31, 2011          31, 2010           31, 2011
                            ---------------------------------------------------

Sales                       $      --        $      21,000        $      21,000
Cost of sales                      --                 --                    --
                            ---------------------------------------------------
 Gross profit                      --               21,000               21,000
                            ---------------------------------------------------

Operating expenses
Bad Debts                        21,000              --                 21,000
 General and administrative      67,741             17,887              87,628
 Share-based compensation     5,205,000            110,000           5,315,000
                            ---------------------------------------------------
Total expenses                5,293,741            127,887           5,423,628
Net operating loss           (5,293,741)          (106,887          (5,402,628)
                            ---------------------------------------------------

Other income (loss)
Gain on settlement of
  accounts receivable               --            336,000              336,000
  Other-than-temporary
  impairment loss on securities     --           (124,950)            (124,950)
  Loss on cancellation
  of securities                     --           (211,050)            (211,050)
                            ---------------------------------------------------
                             --                      --                      --
                            ---------------------------------------------------

                            ---------------------------------------------------
Net loss                   $ (5,293,741)      $ (106,887)         $ (5,402,628)
                           ====================================================

Basic loss per common share     $       (0.08)          $       0.00
                            ============================================
Weighted average number of
common shares outstanding - basic    65,293,153              26,961,644
                            ============================================


The accompanying footnotes are an integral part of these financial statements.


					                                     F3


Innovative Product Opportunities Inc.
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
From Inception (April 3, 2009) to December 31, 2011
(Audited)

                      Preferred Stock               Common Stock
                                                                                                       Deficit
                                                                                                      Accumulated          Total
                                                                                    Additional          during         Shareholders
                                                                                     Paid-in          Development         Equity
                    Shares        Amount           Shares         Amount             Capital             Stage           (Deficit)
                   ---------    -----------      -----------     ----------        -------------    --------------    -------------
Balance,
 April 3, 2009         --          $ --               ---           $ --              $  --              $ --              $  --

Common stock
issued to founder,
$0.0001 per share,
April 3, 2009          --            --            20,000,000       2,000                --                --               2,000

Net loss               --            --                 --            --                 --             (2,000)            (2,000)
                   ---------    -----------      -----------     ----------        -------------    --------------    -------------
Balance
 December 31, 2009     --            --            20,000,000       2,000                --             (2,000)               --
                   ---------    -----------      -----------     ----------        -------------    --------------    -------------

Common stock
issued for services    --            --            11,000,000       1,100             108,900              --             110,000

Net loss               --            --                --             --                 --            (106,887)         (106,887)
                   ---------    -----------      -----------     ----------        -------------    --------------    -------------
Balance
 December 31, 2010     --            --            31,000,000       3,100             108,900          (108,887)            3,113
                   ---------    -----------      -----------     ----------        -------------    --------------    -------------

Conversion of due
to related party
for common stock       --            --            30,000,000       3,000              27,000              --              30,000

Common stock
issued for services    --            --            57,000,000       5,700           5,199,300              --           5,205,000

Net loss               --            --                 --            --                 --           (5,293,741)      (5,293,741)
                   ---------    -----------      -----------     ----------        -------------    --------------    -------------
Balance
 December 31, 2011     --         $  --           118,000,000     $ 11,800        $ 5,335,200       $ (5,402,628)      $  (55,628)
                   ---------    -----------      -----------     ----------        -------------    --------------    -------------



The accompanying footnotes are an integral part of these financial statements.

                                                                             F4

Innovative Product Opportunities Inc.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
(Audited)

                                                               From Inception
                                                               (April 3, 2009)
                               For the year      For the year      through
                              ended December    ended December    December
                                31, 2011           31, 2010        31, 2011
                              ---------------  ---------------  ---------------
Cash flows from
operating activities
    Net loss                    $ (5,293,741)     $ (106,887)     $ (5,402,628)
    Adjustments to reconcile
      net loss to cash used in
      operating activities
    Shares issued to founder          --               --                2,000
    Stock issued for services      5,205,000         110,000         5,315,000
    Change in operating assets
      and liabilities
    Decrease in accounts receivable   21,000         (21,000)               --
    Increase in accounts payable
      and accrued liabilities            161             460               621
                              ---------------  ---------------  ---------------
    Net cash used in
      operating  activities         (67,580)         (17,427)          (85,007)
                              ---------------  ---------------  ---------------
Cash flow from
financing activities
    Advances by related party         78,447         228,202           306,649
    Repayment to related party       (20,000)       (195,000)         (215,000)
                              ---------------  ---------------  ---------------
    Net cash provided by
      financing  activities           58,447          33,202            91,649
                              ---------------  ---------------  ---------------
Net change in cash                    (9,133)         15,775             6,642

Cash, beginning of the period         15,775            --                 --
                              ---------------  ---------------  ---------------
Cash, end of the period          $     6,642          15,775             6,642
                              ---------------  ---------------  ---------------
                              ---------------  ---------------  ---------------
Supplemental disclosure of
  non-cash investing and
  financing activities
Conversion of due to related
  party for common stock         $    30,000       $    --           $  30,000

The accompanying footnotes are an integral part of these financial statements.

                                                                             F5

Innovative Product Opportunities Inc.
(A Development Stage Enterprise)
December 31, 2011 and 2010
(Audited)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Innovative Product Opportunities Inc. (the "Company" or "Innovative") was incorporated on April 3, 2009 in the State of Delaware and established a fiscal year end of December 31. The Company is a development stage enterprise organized to provide product development and has a license agreement with Cigar and Spirits Magazine. The Company is currently in the development stage as defined in Financial Accounting Standards Board ("FASB") Accounting Standard Codification ("ASC") 915. All activities of the Company to date relate to its organization and share issuances for services.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The financial statements present the balance sheets, statements of operations, stockholders' equity and cash flows of the Company. These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company has a deficit accumulated during development stage at December 31, 2011 and 2010 of $5,402,628 and $108,887, respectively. The Company will be dependent upon the raising of additional capital through placement of its common stock in order to implement its business plan. There can be no assurance that the Company will be successful in this situation. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might result from this uncertainty. The Company is funding its initial operations by way of loans from its Chief Executive Officer.
The Company's officers and directors have committed to advancing certain operating costs of the Company.

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

In accordance with ASC 320-10, 'Investments-Debt and Equity Securities,' the Company evaluates its securities portfolio for other-than-temporary impairment ("OTTI") throughout the year. Each investment that has a fair value less than the book value is reviewed on a quarterly basis by Management. Management considers at a minimum the following factors that, both individually or in combination, could indicate that the decline is other-than-temporary: (a) the Company has the intent to sell the security; (b) it is more likely than not that it will be required to sell the security before recovery; and (c) the Company does not expect to recover the entire amortized cost basis of the security. Among the factors that are considered in determining intent is a review of capital adequacy, interest rate risk profile and liquidity at the Corporation. An impairment charge is recorded against individual securities if the review described above concludes that the decline in value is other-than-temporary.

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

                                                                             F8

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

The fair values of financial instruments are classified as current assets or liabilities and approximate their carrying value due to the short-term maturity of the instruments.

                                                                             F9

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

RECENT ACCOUNTING PRONOUNCEMENTS

There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted the fiscal year 2011, or which are expected to impact future periods that were not already adopted and disclosed in prior periods.

NOTE 3 - DUE TO RELATED PARTY

As of December 31, 2011 and 2010 advances of $61,649 and $33,202, respectively, were due to the Company's Chief Executive Officer and majority shareholder.
The balances are non-interest bearing, unsecured and have no specified terms of repayment.

NOTE 4 - INCOME TAXES



                                                2011              2010
                                            -----------      ------------
        Net loss before taxes                $(5,402,628)        $(108,887)
                                              ===========      ============

        Income tax expense charged
        to loss before taxes                $       --          $     --
                                            ===========       ===========

A reconciliation of the expected income tax expense, computed by applying a 35% U.S. Federal corporate income tax rate to income before taxes to income tax expense is as follows:



                                                                           F10

                                                 2011              2010
                                             -----------       ------------
        Expected income tax expense           $ (1,852,800)      $   (37,410)
        Share-based payments                   1,821,800            38,110
        Change in valuation allowance             31,000              (700)
                                             -----------       ------------
                                            $         --       $        --
                                               ===========       ============

At December 31, 2011 and 2010, the Company had available a net-operating loss carry-forward for Federal tax purposes of approximately $87,600 and $0, respectively, which may be applied against future taxable income, if any, at various times through 2031. Certain significant changes in ownership of the Company may restrict the future utilization of these tax loss carry-forwards. At December 31, 2011, the Company has a deferred tax asset of $30,200 representing the benefit of its net operating loss carry-forward. The Company has not recognized the tax benefit because realization of the tax benefit is uncertain and thus a valuation allowance has been fully provided against the deferred tax asset.

The Company recognizes interest and penalties, if any, related to uncertain tax positions in general and administrative expenses. No interest and penalties related to uncertain tax positions were accrued at December 31, 2011 and 2010.

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

The tax years 2011, 2010 and 2009 remain open to examination by the major taxing jurisdictions in which the Company operates. The Company expects no material changes to unrecognized tax positions within the next twelve months.


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

On April 15, 2011, the Company repaid $30,000 of advances due to a related party by exchanging 30,000,000 shares of common stock with the Company's Chief Executive Officer and majority shareholder.
                                                                           F12

On April 18, 2011, the Company issued a total of 5,000,000 shares of common stock valued at $5,000 as compensation to a director and the Chief Financial Officer.

On August 31, 2011, the Company filed a Form S-8 with the SEC registering 150,000,000 shares of the Company's common stock pursuant to the adoption of a Stock Option Plan on August 30, 2011.

On October 26, 2011, the Company issued 30,000,000 shares of common stock valued at $3,000,000 as compensation for business development services. The services are valued based on the closing price of $0.10 per share for the shares of common stock exchanged for the services.

On October 26, 2011, the Company issued 6,000,000 shares of common stock valued at $600,000 as compensation for consulting services. The services are valued based on the closing price of $0.10 per share for the shares of common stock exchanged for the services.

On October 26, 2011, the Company issued 16,000,000 shares of common stock valued at $1,600,000 as compensation for design and technical services. The services are valued based on the closing price of $0.10 per share for the shares of common stock exchanged for the services.

NOTE 6 - SUBSEQUENT EVENTS

On February 22, 2012, the company issued two promissory notes in the value of $11,250 each for value received. These notes bear no interest and are payable on demand by the note holders.

On March 1, 2012 the company entered into a liscence agreement with Cigar and Spirits Magazine and moved offices to our new California address with Cigar and Spirits. The agreement grants Innovative the right to market the products including but not limited to the sales, promotion, and advertising vehicles of the Magazine. There is no specific rent terms included in the license agreement, but verbally they have agreed to allow IPRU to use their office on an on-going basis free of additional charge.


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


ITEM 9A(T).  CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer has concluded that our disclosure controls and procedures are not effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and
(ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2011.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, which are included within disclosure controls and procedures, that occurred during our fiscal quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name, age, positions and offices that each director and officer have held for the past five years as of December 31, 2011. Members of the Board are elected and serve for one year terms or until their successors are elected and qualify. Our executive officers are elected by and serve at the pleasure of our Board of Directors. There are no family relationships among our directors and executive officers.

Name                            Age       Position
------------------------------------------------------------------------------
Doug Clark                      47        President, Chairman, Chief
                                          Executive Officer and Director
Robert McLean                   43        Chief Financial Officer
Grant Stummer                   46            Director
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

The following is information on the business experience of our directors and executive officers:

BIOGRAPHIES OF EXECUTIVE OFFICERS AND DIRECTORS

Doug Clark has been our President, Chief Executive Officer and Chairman of the Board since April 2009. Mr. Clark devotes a minimum of 40% of his working time to the affairs of our Company. Mr. Clark graduated top of his class in Engineering Tool Design at George Brown College and is a current member of OACETT. Mr. Clark worked in engineering for several mold makers before starting DC Design Inc,a product design and manufacturing firm, 14 years ago. Mr. Clark has created numerous automotive, medical, office and consumer projects from concept to production.

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

The Board of Directors will consider candidates for director positions that are recommended by any of our stockholders. The recommended candidate should be submitted to us in writing addressed to 28 ARGONAUT, Suite 140 ALISO VIEJO CALIFORNIA 92656

.. The recommendation shall include the following information:
name of candidate; address, phone, and fax number of candidate; a statement signed by the candidate certifying that the candidate wishes to be considered for nomination to our Board of Directors and stating why the candidate believes that he or she meets the director qualification criteria and would otherwise be a valuable addition to our Board of Directors; a summary of the candidate's work experience for the prior five years and the number of shares of our stock beneficially owned by the candidate.

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

Although our Board does not have a separately-designated standing Audit Committee, our full Board of Directors performs the functions usually designated to an Audit Committee. As of December 31, 2011 Mr. McLean has been designated as the Board's 'audit committee financial expert' as defined in Item 407(d)(5)(ii) of Regulation S-K. We have determined that Mr. McLean is 'independent' as independence for audit committee members is defined in Rule 5605 of the Nasdaq Marketplace Rules and Rule 10A-3 of the Securities Exchange Act of 1934. Mr. McLean's experience and background has provided him with an understanding of accounting principles generally accepted in the United States of America and financial statements prepared thereon. Mr. McLean has experience preparing, auditing, analyzing and evaluating financial statements that present a breadth and level of complexity of accounting issues comparable to the issues that can reasonably be expected to be raised by our financial statements. Mr. McLean has an understanding of audit committee functions.

ITEM 11. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

Summary Compensation Table

--------------------------------------------
Name and   Year   Base   Bonus  Dollar Value
Principal  Ended  Salary          of Total
Position   December             Compensation
           31, 2011               for the
           and 2010              Covered
                                  Fiscal
                                   Year
                    $      $        $

--------------------------------------------

Doug Clark,
Principal
Executive
Officer,
President,
Chairman
and
Director   2011   5,000    -0-    5,000
           2010     -0-    -0-      -0-

Robert McLean,
Principal
Accounting
Officer     2011  2,500    -0-    2,500
            2010     -0-   -0-      -0-

Grant Strummer,
Director    2011  2,500    -0-    2,500
            2010    -0-    -0-      -0-
--------------------------------------------

As of March 30, 2012, we have not entered into any written employment agreements with our Principal Executive Officer and Principal Accounting Officer, or any other employee. We have, however, verbally agreed with Mr. Clark that employment compensation with base salary and bonuses will be negotiated and determined once our operations begin.

On April 18, 2011, Principal Executive Officer, President, Chairman and Director received compensation of $5,000. In lieu of cash payment, the advances due to related party on the balance sheet of the Company were increased by $5,000.

On April 18, 2011, the Company issued a total of 2,500,000 shares of common stock valued at $2,500 as compensation to the Principal Accounting Officer.

On April 18, 2011, the Company issued a total of 2,500,000 shares of common stock valued at $2,500 as compensation to the Director.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

No equity awards were granted during the fiscal year ended December 31, 2011 to our named executive officer.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During the fiscal year ended December 31, 2011, Doug Clark and Grant Stummer served as our directors. We do not have a separately standing compensation committee and our board of directors did not perform similar functions as there was no executive compensation paid from our inception on April 3, 2009 through the end of our most recently completed fiscal year ended December 31, 2011.
Our board of directors performs the functions of a compensation committee, however as of March 30, 2012, the board of directors has not set any compensation.

During the fiscal year ended December 31, 2011, none of our executive officers:

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of March 30, 2012, as to shares of our common stock beneficially owned by: (1) each person who is known by us to own beneficially more than 5% of our common stock, (2) our named executive officer listed in the summary compensation table, (3) each of our directors and (4) all of our directors and executive officers as a group.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

Name and Address of                         Common Shares        Percent
of Beneficial Owner (1)                     Beneficially         of Class (2)
                                            Owned
------------------------                    ----------------     ------------
Doug Clark                                    50,000,000              42.4 %

Robert McLean                                  2,500,000               2.1 %

Grant Stummer                                  2,500,000               2.1 %

Directors and executive officers
as a group (3 persons)                        55,000,000              46.6 %


(1) The address of all individual directors and executive officers is c/o Innovative Product Opportunities Inc., 28 ARGONAUT, SUITE 140
     ALISO VIEJO CALIFORNIA  92656

(2) The number of shares of common stock issued and outstanding on March 30, 2012 was 118,000,000 shares.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of December 31, 2011 and 2010, we received advances from our Chief Executive Officer, President, Chairman of the Board and founder, Doug Clark, totaling $61,649 and $33,202, respectively, to pay for incorporation costs and services.

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

DIRECTOR INDEPENDENCE

As of March 30, 2012, Doug Clark, and Grant Stummer serve as our directors. Mr. Clark is not an independent director. Mr. Stummer is an 'independent' director, as defined under the standards of independence set forth in the NASDAQ Marketplace Rules. We have our common stock quoted on the Over-the-Counter Bulletin Board, or OTCBB. The OTCBB does not require that a majority of our board of directors be independent.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fees related to services performed by De Joya Griffith & Company, LLC in the years ended December 31, 2011 and 2010 were as follows:

                                      2011         2010

Audit Fees                       $  15,750      $  5,250
Audit-Related Fees                       0             0
Tax Fees                                 0             0
All Other Fees                         750             0
Total                            $  16,500      $  5,250


Pre-Approval Policies

The Board's policy is to pre-approve all audit services and all non-audit services before they commence, including the fees and terms thereof, to be provided by our independent auditor. All of the services provided during the fiscal year ended December 31, 2011 were pre-approved. No audit, review or attest services were approved in accordance with Section 2-01(c)(7)(i)(C) of Regulation S-X during the fiscal year ended December 31, 2011.

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

a. The following documents are filed as part of this annual report on Form 10-K:

1. FINANCIAL STATEMENTS

   The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

   Report of Independent Registered Public Accounting Firm

   Balance Sheets at December 31, 2011 and 2010

Statements of Operations for the years ended December 31, 2011 and 2010, and from inception (April 3, 2009) through December 31, 2011.

Statement of Stockholders' Equity (Deficit) from inception (April 3, 2009) through December 31, 2011

   Statements of Cash Flows for the years ended December 31, 2011 and 2010, and from inception (April 3, 2009) through December 31, 2011.

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

                                       Innovative Product Opportunities Inc.


  Date:   March 30, 2012               By:/s/ Doug Clark
                                              --------------------------
                                       Doug Clark, Principal Executive Officer,
                                            President and Chairman of the Board

  Date:   March 30, 2012               By:/s/ Robert McLean
                                              --------------------------
                                    Robert McLean, Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


SIGNATURE                  TITLE                                   DATE


By:/s/ Doug Clark                                             March 30, 2012
-------------------------  Principal Executive Officer,       -----------------
  Doug Clark               President and Chairman of the Board


By:/s/ Robert McLean       Principal Accounting Officer       March 30, 2012
-------------------------                                     -----------------
  Robert McLean

                                                                  EXHIBIT 31.1
CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

I, Doug Clark, certify that:
1. I have reviewed this annual report of Innovative Product Opportunities Inc.;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

   (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

Date: March 30, 2012

By: /s/ Doug Clark
- -------------------------------------------
Doug Clark Chief Executive Officer,
Principal Executive Officer, and President

                                                                  EXHIBIT 31.2

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

I, Robert McLean, certify that:
1. I have reviewed this annual report of Innovative Product Opportunities Inc.;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

   (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

Date: March 30, 2012

By: /s/ Robert McLean
- -------------------------------------------
Robert McLean, Chief Financial Officer,
Principal Financial Officer and Principal Accounting Officer

                                                                 EXHIBIT 32.1

CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)


Pursuant to section 906 of the Sarbanes Oxley Act of 2002 (subsections (a) and
(b) of section 1350, chapter 63 of title 18, United States Code), each of the undersigned officers of Innovative Product Opportunities Inc, a Delaware corporation (the "Company"), does hereby certify, to such officer's knowledge, that:

The annual report on Form 10-K for the year ended December 31, 2011 (the "Form 10-K") of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in the Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the Company.


DATE: March 30, 2012


/s/ Doug Clark
- -----------------------------------------
Doug Clark, Chief Executive Officer,
Principal Executive Officer, President,
Chairman of the Board and Director