Form 10-Q
period 2012-03-31
Innovative Product Opportunities Inc.
filed 2012-05-15
CIK 1494413

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 Form 10-Q


 [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                ACT OF 1934


                For the quarterly period ended March 31, 2012

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


           28 Argonaut, Suite 140, Aliso Viejo, California 92656
       ---------------------------------------------------------
                  (Address of principal executive offices)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of May 15, 2012 the Issuer had 118,000,000 shares of common stock issued and outstanding, par value $0.0001 per share.

                  INNOVATIVE PRODUCT OPPORTUNITIES INC.
                       QUARTERLY REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED MARCH 31, 2012
                     (A Development Stage Enterprise)



TABLE OF CONTENTS
                                                                           Page

PART I  - FINANCIAL INFORMATION

Item 1  - Consolidated Balance Sheets (Unaudited) as of March 31, 2012
           and December 31, 2011 ............................................F1

         Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2012 and 2011 and from inception (April 3, 2009)
           to March 31, 2012.................................................F2

         Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2012 and 2011 and from inception (April 3, 2009)
           to March 31, 2012.................................................F3

          Notes to Consolidated Financial Statements (Unaudited).........F4 F10

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

Item 2  - Unregistered Sales of Equity Securities and Use of Proceeds........14

Item 3  - Defaults Upon Senior Securities....................................15

Item 4  - Mine Safety Disclosures............................................15

Item 5  - Other Information .................................................15

Item 6  - Exhibits...........................................................15

                       PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

Innovative Product Opportunities Inc.
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEETS
(unaudited)                                            March 31,   December 31,
                                                           2012           2011
                                                     (Unaudited)      (Audited)
                                                     ------------  ------------
ASSETS

Current assets
        Cash                                         $     9,207      $   6,642
        Accounts receivable                                3,000             -
        Advances                                           2,006             -
                                                     ------------  ------------
                Total current assets                      14,213      $   6,642
                                                     ------------  ------------
Total assets                                         $    14,213      $   6,642
                                                     ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
        Accounts payable and accrued liabilities     $     6,564      $     621
        Notes payable                                     56,250             -
        Due to related party                              62,248         61,649
                                                     ------------  ------------
                Total current liabilities                125,062         62,270
                                                     ------------  ------------
Total liabilities                                        125,062         62,270
                                                     ------------  ------------
Stockholders' equity (deficit)
        Preferred stock; $0.001 par value;
          1,000,000 shares authorized,
             -0- issued and outstanding                      --            --

        Common stock; $0.0001 par value;
          500,000,000 shares authorized,
          118,000,000 shares issued and
          outstanding as of March 31, 2012
          and December 31, 2011, respectively             11,800         11,800

        Additional paid-in-capital                     5,335,200      5,335,200

        Accumulated deficit during development stage  (5,434,928)   (5,402,628)
                                                     ------------  ------------
                                                         (87,928)      (55,628)
            Non-controlling interest                     (22,921)          --
               Total stockholders' equity (deficit)     (110,849)      (55,628)
                                                     ------------  ------------
Total liabilities and stockholders' equity (deficit) $     14,213     $   6,642
                                                     ============  ============

The accompanying footnotes are an integral part of these financial statements.

                                                                             F1

Innovative Product Opportunities, Inc.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
                                                                       From
                                                                     inception
                                                                    (April 3,
                                  For the three    For the three      2009)
                                   months ended     months ended     through
                                     March 31,       March 31,      March 31,
                                       2012            2011            2012
                                   ------------    ------------  ------------
Sales                              $     11,855     $       --     $   32,855
Cost of sales                             3,063             --          3,063
                                   ------------    ------------  ------------
     Gross profit                         8,792             --         29,792
                                   ------------    ------------  ------------
Operating expenses
     Bad debts                             --            21,000        21,000
     General and administrative          47,465          29,266       135,093
     Stock-based compensation              --               --      5,315,000
                                   ------------    ------------  ------------
       Total expenses                    47,465          50,266     5,471,093
                                   ------------    ------------  ------------
Net operating loss                      (38,673)        (50,266)   (5,441,301)
                                   ------------    ------------  ------------
Other income (loss)
        Gain on accounts receivable
        settlement                          --              --        336,000
        Other-than-temporary impairment
        loss on securities                  --              --       (124,950)
        Loss on cancelation of
        securities                          --              --       (211,050)
                                     ------------    ------------  -----------
                                            --              --           --
                                     ------------    ------------  ------------
Net loss for the period           $     (38,673)        (50,266)    (5,441,301)

Net loss attributable to
non-controlling interest                  6,373             --           6,373
                                    ------------    ------------  ------------
Net loss attributable to
Innovative Products Opportunities Inc.$ (32,300)      $ (50,266)   $(5,434,928)
                                    ============     ============  ============

Net loss attributed to Innovative
Products Opportunities Inc.
per common share - basic          $    0.00          $    0.00
                                   ============    ============
Weighted average number
  of common shares outstanding
  - basic                           118,000,000      31,000,000
                                   ============    ============

The accompanying footnotes are an integral part of these financial statements.

                                                                             F2

Innovative Product Opportunities Inc.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                                      From
                                                                    inception
                                                                     (April 3,
                                      For the three  For the three     2009)
                                       months ended   months ended   through
                                         March 31,     March 31,     March 31,
                                           2012          2011          2012
                                        -----------  -----------  ------------
Cash flows from operating activities
  Net income attributable to
  Innovative Product Opportunities Inc. $  (32,300)   $ (50,266)  $ (5,434,928)
  Adjustments to reconcile net loss
    to cash used in operating activities
       Non-controlling interests            (6,373)                     (6,373)
       Shares issued to founder                --           --           2,000
       Stock issued for services               --           --       5,315,000
    Change in operating assets and liabilities
        (Increase)decrease in
            accounts receivable             (3,000)      21,000         (3,000)
   Increase in due from related party       (4,452)          --         (4,452)
       Increase in accounts payable
          and accrued liabilities            5,943        13,521         6,564
                                       ------------  -----------   ------------
  Net cash used in operating
  activities                               (40,182)      (15,745)     (125,189)
                                       ------------  -----------   ------------
  Cash flow from investing activities
      Cash received on acquisition of
      Szar International, Inc.                 696           --         696
                                        ------------  -----------  ------------
  Net cash provided by investing
      activities                               696           --         696
                                        ------------  -----------  ------------
Cash flow from financing activities
  Advances by related party                    599        33,787       307,248
  Repayment to related party                   ---       (20,000)     (215,000)
  Advance on notes payable                  41,200          --          41,200
  Proceeds from issuance of common
  shares by Szar International, Inc.           252          --             252
                                       ------------  -----------   ------------
  Net cash provided by financing
  activities                                42,051        13,787       133,700
                                       ------------  -----------   ------------
Net change in cash                           2,565        (1,958)        9,207
Cash, beginning of the period                6,642        15,775          --
                                       ------------   ----------   ------------
Cash, end of the period                $     9,207        13,817         9,207
                                       ============  ===========   ============
Supplemental disclosure of non-cash
investing and financing activities
     Conversion of due to related
     party for common stock            $      --        $    --       $  30,000
                                       ============  ===========   ============
     Notes payable on acquisition
     of Szar International, Inc.       $    15,050      $    --       $  15,050
                                       ============  ===========   ============
     Due to related party on
     acquisition of Szar
     International, Inc.               $     2,496      $    --       $   2,496
                                       ============  ===========   ============
The accompanying footnotes are an integral part of these consolidated financial statements.
                                                                             F3

Innovative Product Opportunities Inc.
(A Development Stage Enterprise)
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Innovative Product Opportunities Inc. (the "Company" or "Innovative") was incorporated on April 3, 2009 in the State of Delaware and established a fiscal year end of December 31. The Company is a development stage enterprise organized to provide product development. The Company is currently in the development stage as defined in Financial Accounting Standards Board ("FASB") Accounting Standard Codification ("ASC") 915. All activities of the Company to February 29, 2012 relate to its organization and share issuances for services.

On March 1, 2012 the company entered into a license agreement with Szar International, Inc. (dba Cigar & Spirits Magazine) ('Cigar & Spirits') and moved offices to our new California address with Cigar and Spirits. The agreement grants Innovative the right to market the products of Cigar & Spirits including but not limited to the sales, promotion, and advertising vehicles of the Magazine. There is no specific rent terms included in the license agreement but verbally they have agreed to allow IPRU to use their office on an on-going basis free of additional charge.

The Company has determined that Cigar & Spirits is a Variable Interest Entity and that Innovative Products Opportunities Inc. is the primary beneficiary. As such, Cigar & Spirits has been consolidated into the Company's financial statements.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Innovative Product Opportunities Inc. have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The consolidated financial statements should be read in conjunction with the annual financial statements for the year ended December 31, 2011 of Innovative Product Opportunities Inc. in our Form 10-K filed on March 30, 2012.

The interim consolidated financial statements present the balance sheets, statements of operations and cash flows of Innovative Product Opportunities Inc. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2012 and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

                                                                            F4

GOING CONCERN

The Company's consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have significant operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company has an accumulated deficit during development stage at March 31, 2012 and December 31, 2011 of $(5,434,928) and $(5,402,628), respectively. The Company will be dependent upon the raising of additional capital through placement of its common stock in order to implement its business plan. There can be no assurance that the Company will be successful in this situation. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might result from this uncertainty. The Company is funding its initial operations by way of loans from its Chief Executive Officer. The Company's officers and directors have committed to advancing certain operating costs of the Company.

CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its variable interest entity ("VIE") in which the Company is the primary beneficiary. The Company has adopted the accounting standards for non-controlling interests and reclassified the equity attributable to its non-controlling interests as a component of equity in the accompanying consolidated balance sheets. All significant intercompany balances and transactions have been eliminated in consolidation.

Management's determination of the appropriate accounting method with respect to the Company's variable interests is based on accounting standards for VIEs issued by the Financial Accounting Standards Board ("FASB"). The Company consolidates any VIEs in which it is the primary beneficiary and discloses significant variable interests in VIEs of which it is not the primary beneficiary, if any.

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

                                                                            F5

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

In accordance with ASC 320-10, "Investments-Debt and Equity Securities," the Company evaluates its securities portfolio for other-than-temporary impairment ("OTTI") throughout the year. Each investment that has a fair value less than the book value is reviewed on a quarterly basis by Management. Management considers at a minimum the following factors that, both individually or in combination, could indicate that the decline is other-than-temporary: (a) the Company has the intent to sell the security (b) it is more likely than not that it will be required to sell the security before recovery; and (c) the Company does not expect to recover the entire amortized cost basis of security. Among the factors that are considered in determining intent is a review of capital adequacy, interest rate risk profile and liquidity at the Corporation. An impairment charge is recorded against individual securities if the review described above concludes that the decline in value is other-than-temporary.

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

FOREIGN CURRENCY TRANSLATION

The financial statements are presented in United States dollars. In accordance with FASB ASC 830, Foreign Currency Matters, foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non-monetary assets and liabilities are translated at exchange rates prevailing at the transaction date. Revenue and expenses are translated at average rates of exchange during the periods presented. Related translation adjustments are reported as a separate component of stockholders' equity (deficit), whereas gains or losses resulting from foreign currency transactions are included in results of operations.
                                                                           F6

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

RECENT ACCOUNTING PRONOUNCEMENTS
There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted the quarter ended March 31, 2012 or which are expected to impact future periods, that were not already adopted and disclosed in prior periods.

                                                                        F7

3.  VARIABLE INTEREST ENTITY

Following is a description of our financial interests in a variable interest entity that we consider significant, those for which we have determined that we are the primary beneficiary of the entity and, therefore, have consolidated the entity into our financial statements.

Szar International, Inc. (dba Cigar & Spirits Magazine) ("Cigar & Spirits") - On March 1, 2012, we entered into a License Agreement with Cigar & Spirits. Under the terms of the Agreement, we have the right to market the products of Cigar & Spirits including but not limited to the sales, promotion and advertising vehicles. We have agreed to pay a fee of 1.5% of all sales generated plus a management fee of 1.5% based on the total monies paid for employee salaries, benefits and commissions. The Company is responsible for all expenses that relate to sales generated under the License Agreement. Cigar & Spirits may at any time in its sole discretion, with sixty days prior notice, terminate the agreement and revoke the license granted for any reason whatsoever and upon such termination we will immediately stop using the Cigar & Spirits trade names.

We have determined that we are the primary beneficiary of Cigar & Spirits as our interest in the entity is subject to variability based on results from operations and changes in the fair value. After February 29, 2012, all operations of Cigar & Spirits are included in the License Agreement.

The results of operations for Cigar & Spirits have been included in the financial statements of the Company. The Company did not pay consideration to enter into the License Agreement. The acquisition has been accounted for using the purchase method as follows:

        Cash                                           $     696
        Due to related party                              (2,446)
        Notes payable                                    (15,050)
        Non-controlling interest                          16,800
                                                        ---------
                                                     $        -
                                                        =========
At March 31, 2012 our consolidated balance sheet recognizes current assets of $5,829 and notes payable of $28,750 related to our interests in Cigar & Spirits. Our statement of operations recognizes sales of $11,855, cost of sales of $3,063 and selling, general and administrative expenses of $15,165 related to our interest in Cigar & Spirits for the period from March 1, 2012 to March 31, 2012.

NOTE 4 - NOTES PAYABLE

On February 22, 2012, the company issued two promissory notes in the value of $11,250 each for value received. These notes bear no interest and are payable on demand by the note holders.

On March 6, 2012, the company issued two promissory notes in the value of $2,500 each for value received. These notes bear no interest and are payable on demand by the note holders.

As of March 31, 2012 and December 31, 2011 notes payable of $56,250 and $0, respectively, were outstanding. The balances are non-interest bearing, unsecured and have no specified terms of repayment.
                                                                        F8

NOTE 5 - RELATED PARTY TRANSACTIONS

As of March 31, 2012 and December 31, 2011 advances of $62,248 and $61,649, respectively, were due to the Company's Chief Executive Officer and majority shareholder. The balances are non-interest bearing, unsecured and have no specified terms of repayment.

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

The Company issued 1,000,000 shares of common stock to Larry Burke on May 14, 2010 in exchange for design and technical services related to potential customer usage valued at $10,000.
                                                                        F9

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

The Company issued 1,000,000 shares of common stock to Metro One
Development,Inc. in trust on May 14, 2010 in exchange for technical knowledge on its interactive displays valued at $10,000.

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

                                                                        F10

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains "forward-looking statements" that involve risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in our Form 10-K filed March 30, 2012 and other filings we make with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

The following discussion and analysis of financial condition and results of operations is based upon, and should be read in conjunction with our audited financial statements and related notes thereto included elsewhere in this report, and in our Form 10-K filed March 30, 2012.

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

On March 1, 2012, we entered into a License Agreement with Szar International, Inc. (dba Cigar & Spirits Magazine) ("Cigar & Spirits"). Under the terms of the Agreement, we have the right to market the products of Cigar & Spirits including but not limited to the sales, promotion and advertising vehicles. We have agreed to pay a fee of 1.5% of all sales generated plus a management fee of 1.5% based on the total monies paid for employee salaries, benefits and commissions. The Company is responsible for all expenses that relate to sales generated under the License Agreement. Cigar & Spirits may at any time in its sole discretion, with sixty days prior notice, terminate the agreement and revoke the license granted for any reason whatsoever and upon such termination we will immediately stop using the Cigar & Spirits trade names.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the Financial Statements and accompanying notes. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, impairment of long-term assets, stock-based compensation, income taxes and loss contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies, among others, may be impacted significantly by judgment, assumptions and estimates used in the preparation of the Financial Statements.

CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its variable interest entity ("VIE") in which the Company is the primary beneficiary. The Company has adopted the accounting standards for non-controlling interests and reclassified the equity attributable to its non-controlling interests as a component of equity in the accompanying consolidated balance sheets. All significant intercompany balances and transactions have been eliminated in consolidation.

Management's determination of the appropriate accounting method with respect to the Company's variable interests is based on accounting standards for VIEs issued by the Financial Accounting Standards Board ("FASB"). The Company consolidates any VIEs in which it is the primary beneficiary and discloses significant variable interests in VIEs of which it is not the primary beneficiary, if any.

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

Level 1 - Quoted prices in active markets for identical assets and liabilities.
Level 2 - Quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations whose inputs are observable or whose significant value drivers are observable.
Level 3 - Significant inputs to the valuation model are unobservable. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.
EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS
There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted the quarter ended March 31, 2012 or which are expected to impact future periods, that were not already adopted and disclosed in prior periods.

RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011.

REVENUES
Our revenue for the three months ended March 31, 2012 and 2011 was $11,855 and $0, respectively. The increase in revenues was a result of the License Agreement with Szar International, Inc. (dba Cigar & Spirits Magazine) ("Cigar & Spirits") on March 1, 2012. As a result of the License Agreement, the Company has determined that it is the primary beneficiary of Cigar & Spirits, a Variable Interest Entity, and Cigar & Spirits has been fully consolidated in our financial statements.

COSTS OF GOODS SOLD

Our cost of sales for the three months ended March 31, 2012 and 2011 was $3,063 and $0, respectively. The increase in cost of sales was directly related to the sales associated with the License Agreement with Cigar & Spirits.

GENERAL AND ADMINISTRATIVE EXPENSES

Our general and administrative expense for the three months ended March 31, 2012 and 2011 was $47,465 and $29,266, respectively. The expenses can be primarily attributed to our need to pay for professional fees and our transfer agent and for the operations of Cigar & Spirits. The increase in general and administration expenses was primarily the result of the additional expenses incurred through Cigar & Spirits. In addition, we incurred bad debt expense of $21,000 for the three month period ended March 31, 2011.

NET INCOME/LOSS

Our net losses for the three months ended March 31, 2012 and 2011 were $(32,300) and $(50,266), respectively. Our losses during the periods ended March 31, 2012 is due to costs associated with professional fees, our transfer agent and the operation of Cigar and Spirits as described above.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY
As of March 31, 2012, we had total current assets of $14,213 and total current liabilities of $125,062, resulting in a working capital deficit of $(110,849). At the end of the quarterly period ending March 31, 2012, we had cash of $9,207. Our cash flows from operating activities for the three months ended March 31, 2012 resulted in cash used of $40,182. Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations. Our cash flow from investing activities for the three months end March 31, 2012 was $696 and our cash flow from financing activities for the three months ended March 31, 2012 was $42,051. The Company has an accumulated deficit during development stage at March 31, 2012 and December 31, 2011 of $(5,434,928) and $(5,402,628), respectively. These conditions led to our auditor reporting substantial doubt about our ability to continue as a going concern.

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

OPERATING CAPITAL AND CAPITAL EXPENDITURE REQUIREMENTS

We are currently funding our operations by way of cash advances from our Chief Executive Officer. We hope to be able to compensate our independent contractors with stock-based compensation, which will not require us to use our cash, although there can be no assurances that we will be successful in these efforts. Our Chief Executive Officer has committed to advancing us an additional $25,000 for certain operating costs in order to start implementing our business plan. The funds are loaned to the Company as required to pay amounts owed by the Company. As such, our operating capital is currently limited to the personal resources of our Chief Executive Officer. The loans from our Chief Executive Officer are unsecured and non-interest bearing and have no set terms of repayment. Our common stock started trading over the counter and has been quoted on the Over-The Counter Bulletin Board since February 17, 2011. The stock currently trades under the symbol "IPRU.OB."

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

ITEM 4T. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are not effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

WE ARE A DEVELOPMENT STAGE ENTERPRISE THAT LACKS ANY OPERATING HISTORY AND WE MAY NEVER BECOME PROFITABLE.

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


OUR INDEPENDENT AUDITORS HAVE EXPRESSED DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Currently, we do not have any material assets, nor do we have operations or a source of revenue sufficient to cover our operational costs and allow us to continue as a going concern. Since our inception on April 3, 2009 through March 31, 2012, we have an accumulated deficit during the development stage of $(5,434,928). The Company will be dependent upon the raising of additional capital through placement of its common stock in order to implement our business plan. We are currently funding our initial operations by way of loans from our Chief Executive Officer and through the issuance of common stock in exchange for services. Accordingly, these factors raise substantial doubt as to our ability to continue as a going concern.


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


WE CURRENTLY DO NOT HAVE ANY CUSTOMERS AND IF WE CANNOT ATTRACT CUSTOMERS WE WILL NOT GENERATE REVENUES AND OUR BUSINESS WILL FAIL.

Up to February 29, 2012, we have had only one customer. On March 1, 2012, we entered into a License Agreement with Szar International, Inc. (dba Cigar & Spirits Magazine), a variable interest entity that we consider significant, for which we have determined that we are the primary beneficiary of the entity and, therefore, have consolidated the entity into our financial statements. As a result of the License Agreement, we recorded $11,855 of revenue from the one month period ended March 31, 2012. We may not be able to successfully attract other customers and in the event that we do attract customers, we may not be able to maintain such customers and as a result, we will not generate revenues and our business will fail. If our business fails, you will lose all or part of your investment.

OUR ORIGINAL SHAREHOLDERS HAVE CONTROL OVER OUR POLICIES AND AFFAIRS AND THEY MAY TAKE CORPORATE ACTIONS THAT COULD NEGATIVELY IMPACT OUR BUSINESS AND STOCK PRICE.

Our original shareholder on May 15, 2012 owned approximately 42.4% of our voting securities. The original shareholders will control our policies and affairs and all corporate actions requiring shareholder approval, including the election of directors. Additionally, these holdings may delay, deter or prevent transactions, such as mergers or tender offers, that would otherwise benefit investors.


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

TO DATE WE HAVE GENERATED $32,855 OF REVENUES FROM OPERATIONS SINCE INCEPTION AND WE MAY HAVE ADDITIONAL CAPITAL REQUIREMENTS TO CONTINUE OUR OPERATIONS BUT THEY MIGHT NOT BE AVAILABLE TO US ON FAVORABLE TERMS OR AT ALL, AND IF UNAVAILABLE OUR ABILITY TO RUN OUR BUSINESS WILL BE IMPAIRED.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

During the quarter ended March 31, 2012, we did not have any defaults upon senior securities.
ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

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

                                             INNOVATIVE PRODUCTS
OPPORTUNITIES INC.


Dated: May 15, 2012                          By:/s/ Doug Clark
                                             ----------------------------
                                             Doug Clark, Principal Executive
Officer,
                                               President and Chairman of the
Board


Dated: May 15, 2012                          By:/s/ Robert McLean
                                             ----------------------------
Robert McLean, Principal
Accounting
Officer