Form 10-Q
period 2012-06-30
Innovative Product Opportunities Inc.
filed 2012-08-20
CIK 1494413

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 Form 10-Q


 [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                ACT OF 1934

                For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of August 14, 2012 the Issuer had 208,000,000 shares of common stock issued and outstanding, par value $0.0001 per share.

                  INNOVATIVE PRODUCT OPPORTUNITIES INC.
                       QUARTERLY REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED JUNE 30, 2012
                     (A Development Stage Enterprise)



TABLE OF CONTENTS
                                                                          Page

PART I  - FINANCIAL INFORMATION

Item 1 - Consolidated Balance Sheets (Unaudited) as of June 30, 2012
           and December 31, 2011 ...........................................F1

          Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2012 and 2011 and from inception
          (April 3, 2009) to June 30, 2012..................................F2

          Consolidated Statements of Cash Flows (Unaudited) for the
           six months ended June 30, 2012 and 2011 and from inception
           (April 3, 2009) to June 30, 2012.................................F3

          Notes to Consolidated Financial Statements (Unaudited)........F4-F10

Item 2  - Management's Discussion and Analysis of Financial Condition and
          Results of Operations..............................................4

Item 3  - Quantitative and Qualitative Disclosures About Market Risk.........8

Item 4T - Controls and Procedures............................................9

PART II - OTHER INFORMATION

Item 1  - Legal Proceedings..................................................9

Item 1A - Risk Factors.......................................................9

Item 2  - Unregistered Sales of Equity Securities and Use of Proceeds.......14

Item 3  - Defaults Upon Senior Securities...................................15

Item 4  - Mine Safety Disclosures...........................................15

Item 5  - Other Information ................................................15

Item 6  - Exhibits..........................................................15

                        PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

Innovative Product Opportunities Inc.
(A Development Stage Enterprise)
BALANCE SHEETS
(Unaudited)
                                                    June 30,      December 31,
                                                     2012             2011
                                                 -------------    ------------
ASSETS
Current assets
         Cash                                        $  3,815     $   6,642
         Prepaid expenses                              47,667           --
                                                 -------------    ------------
                Total current assets                   51,482          6,642
                                                 -------------    ------------
Total assets                                         $ 51,482     $    6,642
                                                 =============    ============
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
        Accounts payable and accrued liabilities    $  11,064     $      621
        Notes payable                                 117,850            --
        Due to related party                           69,353         61,649
                                                 -------------    ------------
                Total current liabilities             198,267         62,270
                                                 -------------    ------------
Total liabilities                                     198,267         62,270
                                                 -------------    ------------
Stockholders' deficit
        Preferred stock; $0.001 par value;
        1,000,000 shares authorized,
        -0- issued and outstanding                      --               --

        Common stock; $0.0001 par value;
        500,000,000 shares authorized,
        208,000,000 and 118,000,0000 shares
        issued and outstanding as of June 30,2012
        and December 31,2011, respectively            20,800           11,800

        Additional paid-in capital                 5,523,200        5,335,200
                                                 -------------    ------------
        Accumulated deficit during
        development stage                         (5,640,645)      (5,402,628)
                                                 -------------    ------------
                                                     (96,645)         (55,628)
        Non-controlling interest                     (50,140)             --
                                                 -------------    ------------
        Total stockholders' deficit                 (146,785)         (55,628)
                                                 -------------    ------------

Total liabilities and stockholders' deficit     $     51,482       $    6,642
                                                 =============    ============

The accompanying footnotes are an integral part of these consolidated financial statements.
                                                                            F1

Innovative Product Opportunities Inc.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS
(Unaudited)

                              For the            For the            For the            For the             from inception
                           three months         three months       six months         six months           (April 3, 2009)
                           ended June 30,       ended June 30     ended June 30      ended June 30            through
                              2012                 2011               2012               2011               June 30 2012
                          ===============       ==============    ==============     ==============        ================
Sales                       $  32,789             $    --           $  44,644         $   --                $   65,644
Cost of sales                     615                  --               3,678             --                     3,678
                           --------------        -------------     -------------      -------------         ---------------
Gross profit                   32,174                  --              40,966             --                    61,966
                           --------------        -------------     -------------      -------------         ---------------
Operating expenses
Bad debts                         --                   --                 --            21,000                  21,000
General and administrative     115,777               15,941           163,242           45,207                 250,870
Stock-based compensation       149,333                 --             149,333             --                 5,464,333
                           --------------        -------------     -------------      -------------         ---------------
Total expenses                 265,110               15,941           312,575           66,207               5,736,203
                           --------------        -------------     -------------      -------------         ---------------
Net operating loss            (232,936)             (15,941)         (271,609)         (66,207)             (5,674,237)
                           --------------        -------------     -------------      -------------         ---------------
Other income (expense)
Gain on settlement of
accounts receivable               --                   --                 --              --                   336,000
Other-than-temporary
impairment loss on
securities                        --                   --                 --              --                  (124,950)
Loss on cancelation
of securities                     --                   --                 --              --                  (211,050)
                           --------------        -------------     -------------      -------------         ---------------
                                  --                   --                 --              --                       --
                           --------------        -------------     -------------      -------------         ---------------

Net loss for the period       (232,936)             (15,941)          (271,609)        (66,207)              (5,674,237)

Net loss attributable
to non-controlling interest     27,219                 --               33,592            --                     33,592
                           --------------        -------------     -------------      -------------         ---------------
Net loss attributable to
Innovative Products
Opportunities Inc.         $  (205,717)           $ (15,941)       $  (238,017)       $ (66,207)          $  (5,640,645)
                          ===============       ==============    ==============     ==============        ================
Net loss attributed to
Innovative Products
Opportunities Inc. per
common share - basic       $      0.00            $     0.00        $     0.00         $   0.00
                          ===============       ==============    ==============     ==============
Weighted average number
of common shares
outstanding - basic         170,417,581           60,065,935        144,208,789       45,613,259

The accompanying footnotes are an integral part of these consolidated financial statements.
                                                                           F2

Innovative Product Opportunities Inc.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
(Unaudited)
                                                                         From
                                                                      Inception
                                                                      (April 3
                           For the six         For the six              2009)
                           months ended        months ended            through
                           June 30, 2012       June 30, 2011       June 30,2012
Cash flows from             -------------       -------------      ------------
operating activities
attributable to Innovative
Product Opportunities Inc.   $  (271,609)        $  (66,207)      $ (5,674,237)

Adjustments to reconcile
net loss to cash used in
operating activities
Shares issued to founder            --                 --                2,000

Stock issued for services        149,333              5,000          5,464,333
Change in operating
assets and liabilities
(Increase)decrease in
accounts receivable                 --               21,000               --

Increase in due from
related party                    (2,446)                 --            (2,446)

Increase in accounts payable
and accrued liabilities          10,444                 (47)            11,065
                            -------------       -------------      ------------
Net cash used in
operating  activities           (114,278)            (40,254)         (199,285)
                            -------------       -------------      ------------
Cash flow from investing
activities Cash received
on acquisition of
Szar International, Inc.            696                  --                696

Proceeds from issuance of
common shares by
Szar International, Inc.            252                  --                252
                            -------------       -------------      ------------
Net cash provided by
investing  activities               948                  --                948
                            -------------       -------------      ------------
Cash flow from
financing activities
Advances by related party        24,244                48,688          330,893

Repayment of advances
to related party                (16,541)              (20,000)        (231,541)

Advance on notes payable        117,800                 --             117,800
Repayment of notes payable      (15,000)                --             (15,000)
                            -------------       -------------      ------------
Net cash provided by
financing  activities           110,503                28,688          202,152
                            -------------       -------------      ------------
Net change in cash              (2,827)               (11,566)           3,815

Cash, beginning of the period    6,642                 15,775              --
                            -------------       -------------      ------------
Cash, end of the period       $  3,815              $   4,209         $  3,815
                            =============       =============      ============
Supplemental disclosure of
non-cash investing and
financing activities
Prepayment of
compensation in stock         $  47,667             $     -           $  47,667
                            =============       =============      ============
 Conversion of due to
 related party for
 common stock                 $    --               $  30,000         $  30,000
                             =============       =============      ============
Notes payable on
acquisition of
Szar International, Inc.      $  15,050             $     --          $  15,050
                            =============       =============      ============
Due to related party on
acquisition of Szar
International, Inc.           $   2,446             $     --          $   2,446
                            =============       =============      ============

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Innovative Product Opportunities Inc. have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The consolidated financial statements should be read in conjunction with the annual financial statements for the year ended December 31, 2011 of Innovative Product Opportunities Inc. in our Form 10-K filed on March 30, 2012

The interim consolidated financial statements present the balance sheets, statements of operations and cash flows of Innovative Product Opportunities Inc The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2012 and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.
                                                                        F4

GOING CONCERN

The Company's consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have significant operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company has an accumulated deficit during development stage at June 30, 2012 and December 31, 2011 of $(5,640,645) and $(5,402,628), respectively. The Company will be dependent upon the raising of additional capital through placement of its common stock in order to implement its business plan. There can be no assurance that the Company will be successful in this situation. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might result from this uncertainty. The Company is funding its initial operations by way of loans from its Chief Executive Officer. The Company's officers and directors have committed to advancing certain operating costs of the Company.

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

RECENT ACCOUNTING PRONOUNCEMENTS
There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted the quarter ended June 30, 2012 or which are expected to impact future periods, that were not already adopted and disclosed in prior periods.
                                                                          F7

3.  VARIABLE INTEREST ENTITY

Following is a description of our financial interests in a variable interest entity that we consider significant, those for which we have determined that we are the primary beneficiary of the entity and, therefore, have consolidated the entity into our financial statements.

Szar International, Inc. (dba Cigar & Spirits Magazine) ('Cigar & Spirits')
- On March 1, 2012, we entered into a License Agreement with Cigar & Spirits. Under the terms of the Agreement, we have the right to market the products of Cigar & Spirits including but not limited to the sales, promotion and advertising vehicles. We have agreed to pay a fee of 1.5% of all sales generated plus a management fee of 1.5% based on the total monies paid for employee salaries, benefits and commissions. The Company is responsible for all expenses that relate to sales generated under the License Agreement. Cigar & Spirits may at any time in its sole discretion, with sixty days prior notice, terminate the agreement and revoke the license granted for any reason whatsoever and upon such termination we will immediately stop using the Cigar
& Spirits trade names.

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
                                                        =========

At June 30, 2012 our consolidated balance sheet recognizes current assets of $2,856 and current liabilities of $52,995 related to our interests in Cigar & Spirits. Our statement of operations recognizes sales of $44,644, cost of sales of $3,678 and selling, general and administrative expenses of $74,558 related to our interest in Cigar & Spirits for the period from March 1, 2012 to June 30, 2012. Additionally during the period from March 1, 2012 to
June 30, 2012, the Company received $252 in proceeds from issuance of common shares by Szar International, Inc.

                                                                            F8

 NOTE 4 - NOTES PAYABLE
On February 22, 2012, the company issued two promissory notes in the value of $11,250 each for value received. These notes bear no interest and are payable on demand by the note holders.

On March 6, 2012, the company issued two promissory notes in the value of $2,500 each for value received. These notes bear no interest and are payable on demand by the note holders.

On May 1, 2012, the company issued a promissory note in the value of $12,500 for value received. These notes bear no interest and are payable on demand by the note holder.

On May 10, 2012, the company issued a promissory note in the value of $12,500 for value received. These notes bear no interest and are payable on demand by the note holder.

On May 31, 2012, the company issued a promissory note in the value of $32,000 for value received. In May 2012, a total of $15,000 was paid back. These notes bear no interest and are payable on demand by the note holder.

During the period from April 1, 2012 to June 30, 2012, Cigar & Spirits received advances of $33,300. The balances are non-interest bearing, unsecured and have no specified terms of repayment.

As of June 30, 2012 and December 31, 2011 notes payable of $117,850 and $0, respectively, were outstanding. The balances are non-interest bearing, unsecured and have no specified terms of repayment.

 NOTE 5 - RELATED PARTY TRANSACTIONS
As of June 30, 2012 and December 31, 2011 advances of $69,352 and $61,649, respectively, were due to the Company's Chief Executive Officer and majority shareholder. The balances are non-interest bearing, unsecured and have no specified terms of repayment.

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

                                                                          F9

The tax years 2011, 2010 and 2009 remain open to examination by the major taxing jurisdictions in which the Company operates. The Company expects no material changes to unrecognized tax positions within the next twelve months.

On April 16, 2012, the Company issued 60,000,000 shares of common stock valued at $150,000 with $116,667 expensed during the three months ended June 30, 2012 and $33,333 included in prepaid expenses at June 30, 2012 for compensation for business development, consulting, design and technical services. The services are valued based on the closing price of $0.0038 per share for the shares of common stock exchanged for the services.

On June 21, 2012, the Company issued 30,000,000 shares of common stock valued at $54,000 as compensation for business development and consulting services. The services are valued based on the closing price of $0.0018 per share for the shares of common stock exchanged for the services.

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

On March 1, 2012, we entered into a License Agreement with
Szar International, Inc. (dba Cigar & Spirits Magazine) ('Cigar & Spirits'). Under the terms of the Agreement, we have the right to market the products of Cigar & Spirits including but not limited to the sales, promotion and advertising vehicles. We have agreed to pay a fee of 1.5% of all sales generated plus a management fee of 1.5% based on the total monies paid for employee salaries, benefits and commissions. The Company is responsible for all expenses that relate to sales generated under the License Agreement. Cigar & Spirits may at any time in its sole discretion, with sixty days prior notice, terminate the agreement and revoke the license granted for any reason whatsoever and upon such termination we will immediately stop using the Cigar & Spirits trade names.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with the requirements of FASB ASC 820, Fair Value Measurements and Disclosures, and FASB ASC 825, Financial Instruments, the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. FASB ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (exit price) in an orderly transaction between market participants at the measurement date. The statement establishes market or observable inputs as the preferred sources of values, followed by assumptions based on hypothetical transactions in the absence of market inputs. The statement requires fair value measurements be classified and disclosed in one of the following categories:
Level 1 - Quoted prices in active markets for identical assets and liabilities. Level 2 - Quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations whose inputs are observable or whose significant value drivers are observable.
Level 3 - Significant inputs to the valuation model are unobservable.
Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.
EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS
There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted the quarter ended June 30, 2012 or which are expected to impact future periods, that were not already adopted and disclosed in prior periods.

RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 AND FROM INCEPTION (APRIL 3, 2009) THROUGH JUNE 30, 2012.

REVENUES
Our revenue for the three and six months ended June 30, 2012 was $32,789 and $44,644, respectively, compared to $0 and $0 for the three and six months ended June 30, 2011. Our revenue from inception (April 3, 2009) through
June 30, 2012 was $65,644. The increase in revenues was a result of the License Agreement with Szar International, Inc. (dba Cigar & Spirits Magazine)
('Cigar & Spirits') on March 1, 2012. As a result of the License Agreement, the Company has determined that it is the primary beneficiary of Cigar & Spirits, a Variable Interest Entity, and Cigar & Spirits has been fully consolidated in our financial statements.

COSTS OF GOODS SOLD
Our cost of sales for the three and six months ended June 30, 2012 was $615 and $3,678, respectively, compared to $0 and $0 for the three and six months ended June 30, 2011. Our revenue from inception (April 3, 2009) through
June 30, 2012 was $3,678. The increase in cost of sales was directly related to the sales associated with the License Agreement with Cigar & Spirits.

GENERAL AND ADMINISTRATIVE EXPENSES
Our general and administrative expense for the three and six months ended
June 30, 2012 was $115,777 and $163,242, respectively, compared to $15,941 and $45,207 for the three and six months ended June 30, 2011. The expenses can be primarily attributed to our need to pay for professional fees and our transfer agent and for the operations of Cigar & Spirits. The increase in general and administration expenses was primarily the result of the additional expenses incurred through Cigar & Spirits. During the three months ended
June 30, 2012, we issued 90,000,000 shares of common stock of the Company valued at $197,000 for business development, consulting, design and technical services, of which $47,667 was recorded as prepaid for the services rendered in July 2012. In addition, we incurred bad debt expense of $21,000 for the three month period ended March 31, 2011.

NET INCOME/LOSS
Our net loss for the three and six months ended June 30, 2012 was $232,936 and $271,609, respectively, compared to $15,941 and $66,207 for the three and six months ended June 30, 2011. Our losses during the periods ended June 30, 2012 is due to costs associated with professional fees, our transfer agent and the operation of Cigar and Spirits as described above.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY
As of June 30, 2012, we had total current assets of $51,482 and total current liabilities of $198,267, resulting in a working capital deficit of $(146,785). At the end of the quarterly period ending June 30, 2012, we had cash of $3,815. Our cash flows from operating activities for the six months ended June 30, 2012 resulted in cash used of $114,278. Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations. Our cash flow from investing activities for the six months end June 30, 2012 was $948 and our cash flow from financing activities for the six months ended
June 30, 2012 was $110,503. The Company has an accumulated deficit during development stage at June 30, 2012 and December 31, 2011 of $(5,640,645) and $(5,402,628), respectively. These conditions led to our auditor reporting substantial doubt about our ability to continue as a going concern.

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

OPERATING CAPITAL AND CAPITAL EXPENDITURE REQUIREMENTS

We are currently funding our operations by way of cash advances from our Chief Executive Officer. We hope to be able to compensate our independent contractors with stock-based compensation, which will not require us to use our cash, although there can be no assurances that we will be successful in these efforts. Our Chief Executive Officer has committed to advancing us an additional $25,000 for certain operating costs in order to start implementing our business plan. The funds are loaned to the Company as required to pay amounts owed by the Company. As such, our operating capital is currently limited to the personal resources of our Chief Executive Officer. The loans from our Chief Executive Officer are unsecured and non-interest bearing and have no set terms of repayment. Our common stock started trading over the counter and has been quoted on the Over-The Counter Bulletin Board since February 17, 2011. The stock currently trades under the symbol 'IPRU.OB.'

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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


OUR INDEPENDENT AUDITORS HAVE EXPRESSED DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Currently, we do not have any material assets, nor do we have operations or a source of revenue sufficient to cover our operational costs and allow us to continue as a going concern. Since our inception on April 3, 2009 through June 30, 2012, we have an accumulated deficit during the development stage of $(5,640,645). The Company will be dependent upon the raising of additional capital through placement of its common stock in order to implement our business plan. We are currently funding our initial operations by way of loans from our Chief Executive Officer and through the issuance of common stock in exchange for services. Accordingly, these factors raise substantial doubt as to our ability to continue as a going concern.


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

IF WE ARE UNABLE TO OBTAIN ADDITIONAL FINANCING, WE MAY NOT BE ABLE TO FULFILL OUR BUSINESS PLAN.

We require substantial funds to further develop and implement our business plan .. Over the next 12 months we expect to expend approximately $25,000 in cash for legal, accounting and related services. To meet our future obligations, from time to time, we may need to issue debt or shares of our common stock or other equity instruments such as warrants. However, we may not be able to obtain additional financing when needed, or if available, such financing may not be on commercially reasonable terms. If we are unable to obtain financing when needed, we may be forced to curtail our planned development, which would negatively affect the value of your investment.

WE CURRENTLY DO NOT HAVE ANY CUSTOMERS AND IF WE CANNOT ATTRACT CUSTOMERS WE WILL NOT GENERATE REVENUES AND OUR BUSINESS WILL FAIL.

Up to February 29, 2012, we have had only one customer. On March 1, 2012, we entered into a License Agreement with Szar International, Inc. (dba Cigar & Spirits Magazine), a variable interest entity that we consider significant, for which we have determined that we are the primary beneficiary of the entity and, therefore, have consolidated the entity into our financial statements.
As a result of the License Agreement, we recorded $44,644 of revenue for the four month period ended June 30, 2012. We may not be able to successfully attract other customers and in the event that we do attract customers, we may not be able to maintain such customers and as a result, we will not generate revenues and our business will fail. If our business fails, you will lose all or part of your investment.

OUR ORIGINAL SHAREHOLDERS HAVE CONTROL OVER OUR POLICIES AND AFFAIRS AND THEY MAY TAKE CORPORATE ACTIONS THAT COULD NEGATIVELY IMPACT OUR BUSINESS AND STOCK PRICE.

Our original shareholder on August 14, 2012 owned approximately 24% of our voting securities. The original shareholders will control our policies and affairs and all corporate actions requiring shareholder approval, including the election of directors. Additionally, these holdings may delay, deter or prevent transactions, such as mergers or tender offers, that would otherwise benefit investors.


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

TO DATE WE HAVE GENERATED $65,644 OF REVENUES FROM OPERATIONS SINCE INCEPTION AND WE MAY HAVE ADDITIONAL CAPITAL REQUIREMENTS TO CONTINUE OUR OPERATIONS BUT THEY MIGHT NOT BE AVAILABLE TO US ON FAVORABLE TERMS OR AT ALL, AND IF UNAVAILABLE OUR ABILITY TO RUN OUR BUSINESS WILL BE IMPAIRED.

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

During the quarter ended June 30, 2012, we did not have any defaults upon senior securities.

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

                                         INNOVATIVE PRODUCTS OPPORTUNITIES INC.

Dated: August 14, 2012                          By:/s/ Doug Clark
                                             ----------------------------
                                       Doug Clark, Principal Executive Officer
                                           President and Chairman of the Board

Dated: August 14, 2012                          By:/s/ Robert McLean
                                             ----------------------------
                                    Robert McLean, Principal Accounting Officer