Form 10-Q
period 2012-09-30
Innovative Product Opportunities Inc.
filed 2012-11-15
CIK 1494413

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 Form 10-Q

 [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                ACT OF 1934

                For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of November 14,2012 the Issuer had 348,000,000 shares of common stock issued and outstanding, par value $0.0001 per share.

                  INNOVATIVE PRODUCT OPPORTUNITIES INC.
                       QUARTERLY REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 30, 2012
                     (A Development Stage Enterprise)



TABLE OF CONTENTS
                                                                          Page
PART I  - FINANCIAL INFORMATION

Item 1 - Consolidated Balance Sheets (Unaudited) as of September 30, 2012
           and December 31, 2011 ............................................F1

          Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2012 and 2011 and from inception
          (April 3, 2009) to September 30, 2012..............................F2

          Consolidated Statements of Cash Flows (Unaudited) for the
           nine months ended September 30, 2012 and 2011 and from inception
           (April 3, 2009) to September 30, 2012.............................F3

          Notes to Consolidated Financial Statements (Unaudited)..........F4-F9

Item 2  - Management's Discussion and Analysis of Financial Condition and
          Results of Operations...............................................4

Item 3  - Quantitative and Qualitative Disclosures About Market Risk..........7

Item 4T - Controls and Procedures.............................................7

PART II - OTHER INFORMATION

Item 1  - Legal Proceedings...................................................8

Item 1A - Risk Factors........................................................8

Item 2  - Unregistered Sales of Equity Securities and Use of Proceeds.........8

Item 3  - Defaults Upon Senior Securities.....................................8

Item 4  - Mine Safety Disclosures............................................ 8

Item 5  - Other Information ................................................. 8

Item 6  - Exhibits........................................................... 9

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Innovative Product Opportunities Inc.
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEETS
        (Unaudited)
                                                  September 30,    December 31,
                                                     2012              2011
                                                  -----------        ---------
ASSETS

Current assets
        Cash                                         $4,871            $6,642
        Accounts receivable                           2,428               --
                                                  -----------        ---------
                Total current assets                  7,299             6,642
                                                  -----------        ---------
Total assets                                         $7,299            $6,642
                                                  ===========        =========
LIABILITIES AND STOCKHOLDERS'DEFICIT
Current liabilities
        Accounts payable and accrued liabilities    $25,048             $  621
        Notes payable                               143,225                --
        Due to related party                         73,602             61,649
                                                  -----------        ---------
                Total current liabilities           241,875             62,270
                                                  -----------        ---------
Total liabilities                                   241,875             62,270
                                                  -----------        ---------
Stockholders' deficit
        Preferred stock; $0.001 par value;
        1,000,000 shares authorized,
         -0- issued and outstanding                    --                 --

        Common stock; $0.0001 par value;
        500,000,000 shares authorized,
        208,000,000 and 118,000,0000 shares
        issued and outstanding as of
        September 30, 2012 and
        December 31, 2011, respectively              20,800             11,800

        Additional paid-in capital                5,523,200          5,335,200

        Accumulated deficit during
        development stage                        (5,695,653)        (5,402,628)
                                                 -----------         ---------
        Total Innovative Product Opportunities,
        Inc. stockholders' deficit                 (151,653)           (55,628)
        Non-controlling interest                    (82,923)                --
                                                  -----------        ---------
        Total stockholders' deficit                (234,576)           (55,628)
                                                  -----------        ---------
Total liabilities and stockholders' deficit     $     7,299           $  6,642
                                                  ===========        =========

The accompanying footnotes are an integral part of these consolidated financial statements.
                                                                             F1

Innovative Product Opportunities Inc.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                For the             For the             For the               For the             from inception
                             three months          three months        nine months          nine months          (April 3, 2009)
                         ended September 30,    ended September 30   ended September 30,  ended September 30         through
                                2012                 2011                2012                  2011              September30 2012
                            ===============      ==============       ==============      ==============         ================
Sales                       $  58,902             $    --              $ 103,546           $    --                $ 124,546
Cost of sales                  14,295                  --                 17,973                --                   17,973
                            --------------       -------------        -------------       -------------          ---------------
Gross profit                   44,607                  --                 85,573                --                  106,573
                            --------------       -------------        -------------       -------------          ---------------
Operating expenses
Bad debts                        --                    --                   --                21,000                 21,000
General and administrative     84,730                17,211              247,973              62,418                335,601
Stock-based compensation       47,668                  --                197,000                --                5,512,000
                            --------------       -------------        -------------       -------------          ---------------
Total expenses                132,398                17,211              444,973              83,418              5,868,601
                            --------------       -------------        -------------       -------------          ---------------
Net operating loss            (87,791)              (17,211)            (359,400)            (83,418)            (5,762,028)
                            --------------       -------------        -------------       -------------          ---------------
Other income (expense)
  Gain on settlement of
   accounts receivable           --                    --                   --                  --                  336,000
  Other-than-temporary
   impairment loss
    on securities                --                    --                   --                  --                 (124,950)
  Loss on cancelation
    of securities                --                    --                   --                  --                 (211,050)
                            --------------       -------------        -------------       -------------          ---------------
                                 --                    --                   --                  --                      --
                            --------------       -------------        -------------       -------------          ---------------
Net loss for the period       (87,791)              (17,211)            (359,400)            (83,418)            (5,762,028)

Net loss attributable
to non-controlling interest    32,783                  --                 66,375                --                   66,375
                            --------------       -------------        -------------       -------------          ---------------
Net loss attributable to
Innovative Product
Opportunities Inc.          $ (55,008)             $ (17,211)          $(293,025)          $ (83,418)            $(5,695,653)
                            ===============      ==============       ==============      ==============         ================
Net loss attributed to
Innovative Product
Opportunities Inc.
per common share - basic    $    0.00               $   0.00            $   0.00           $     0.00
                            ===============      ==============       ==============      ==============
Weighted average number
of common shares
outstanding - basic           208,000,000           66,000,000          165,627,739          52,483,516
                            ===============      ==============       ==============      ==============

The accompanying footnotes are an integral part of these financial statements.
                                                                             F2

Innovative Product Opportunities Inc.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)                                                    From Inception
                           For the nine        For the nine     (April 3,2009)
                           months ended       months ended         through
                      September 30, 2012  September 30, 2011  September 30,2012
Cash flows from             -------------      -------------     ------------
operating activities
   Net loss                  $ (359,400)         $ (83,418)      $(5,762,028)
   Adjustments to reconcile
   net loss to cash used in
   operating activities

   Shares issued to founder       --                  --               2,000
   Stock issued for services    97,000              5,000          5,512,000
   Change in operating
     assets and liabilities                           --
   (Increase)decrease in
     accounts receivable        (2,428)            21,000             (2,428)
   Increase in accounts payable
     and accrued liabilities    24,427              1,349             25,048
   Net cash used in
     operating  activities    (140,401)           (56,069)          (225,408)
                            -------------      -------------     ------------
Cash flow from investing activities
   Cash received from Szar
     International, Inc.           696                --                 696
   Proceeds from issuance of
     common shares by
     Szar International, Inc.      252                --                 252
                            -------------      -------------     ------------
   Net cash provided by
     investing  activities         948                --                 948
                            -------------      -------------     ------------
Cash flow from financing activities
   advances by related party    28,494             71,649             335,143
   Repayment of advances
   to related party            (16,541)           (20,000)           (231,541)
   Advance on notes payable    125,729                --              125,729
                            -------------      -------------     ------------
   Net cash provided by
   financing  activities       137,682             51,649             229,331
                            -------------      -------------     ------------
Net change in cash              (1,771)            (4,420)              4,871

Cash, beginning of the period    6,642             15,775                 --
                            -------------      -------------     ------------
Cash, end of the period       $  4,871          $  11,355          $    4,871
                            =============      =============     ============

Supplemental disclosure of
non-cash investing and
financing activities
   Conversion of due to
   related party for
   common stock                $   --           $  30,000          $   30,000
                            =============      =============     ============
   Notes payable on
   acquisition of
   Szar International, Inc.    $ 15,050         $     --           $   15,050
                            =============      =============     ============
   Due to related party on
   acquisition of Szar I
   nternational, Inc.          $  2,446         $     --           $    2,446
                            =============      =============     ============

The accompanying footnotes are an integral part of these consolidated financial statements.
                                                                             F3

Innovative Product Opportunities Inc.
(A Development Stage Enterprise)
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Innovative Product Opportunities Inc. (the "Company" or "Innovative") was incorporated on April 3, 2009 in the State of Delaware and established a fiscal year end of December 31. The Company is a development stage enterprise organized to provide product development. The Company is currently in the development stage as defined in Financial Accounting Standards Board ("FASB") Accounting Standard Codification ("ASC") 915. The Company has not generated significant revenue from its operations and is currently seeking new business opportunities.

On March 1, 2012 the company entered into a license agreement with Szar International, Inc. (dba Cigar & Spirits Magazine) (-Cigar & Spirits-) and moved offices to our new California address with Cigar and Spirits. The agreement grants Innovative the right to market the products of Cigar & Spirits including but not limited to the sales, promotion, and advertising vehicles of the Magazine. There is no specific rent terms included in the license agreement, but verbally they have agreed to allow IPRU to use their office on an on-going basis free of additional charge.

The Company has determined that Cigar & Spirits is a Variable Interest Entity and that Innovative Products Opportunities Inc. is the primary beneficiary. As such, Cigar & Spirits has been consolidated into the Company's financial statements.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Innovative Product Opportunities Inc. have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The consolidated financial statements should be read in conjunction with the annual financial statements for the year ended December 31, 2011 of Innovative Product Opportunities Inc. in our Form 10-K filed on March 30, 2012 and subsequently amended on April 2, 2012.

The interim consolidated financial statements present the balance sheets, statements of operations and cash flows of Innovative Product Opportunities Inc The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2012 and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

                                                                             F4

GOING CONCERN

The Company's consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have significant operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company has an accumulated deficit during development stage at September 30, 2012 and December 31, 2011 of $(5,695,653) and $(5,402,628), respectively. The Company will be dependent upon the raising of additional capital through placement of its common stock in order to implement its business plan. There can be no assurance that the Company will be successful in this situation. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might result from this uncertainty. The Company is funding its initial operations by way of loans from its Chief Executive Officer. The Company's officers and directors have committed to advancing certain operating costs of the Company.

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

Management's determination of the appropriate accounting method with respect to the Company's variable interests is based on accounting standards for VIEs issued by the Financial Accounting Standards Board ("FASB") .. The Company consolidates any VIEs in which it is the primary beneficiary and discloses significant variable interests in VIEs of which it is not the primary beneficiary, if any.

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

NET LOSS PER SHARE

Basic net income (loss) per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period increased to include the number of additional common shares that would have been outstanding if potentially dilutive securities had been issued. There were no potentially dilutive securities outstanding during the periods presented.

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

                                                                             F6

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

RECENT ACCOUNTING PRONOUNCEMENTS
There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted the quarter ended September 30, 2012 or which are expected to impact future periods, that were not already adopted and disclosed in prior periods.

3.  VARIABLE INTEREST ENTITY

Following is a description of our financial interests in a variable interest entity that we consider significant, those for which we have determined that we are the primary beneficiary of the entity and, therefore, have consolidated the entity into our financial statements.

Szar International, Inc. (dba Cigar & Spirits Magazine) (-Cigar & Spirits-) - On March 1, 2012, we entered into a License Agreement with Cigar & Spirits. Under the terms of the Agreement, we have the right to market the products of Cigar & Spirits including but not limited to the sales, promotion and advertising vehicles. We have agreed to pay a fee of 1.5% of all sales generated plus a management fee of 1.5% based on the total monies paid for employee salaries, benefits and commissions. The Company is responsible for all expenses that relate to sales generated under the License Agreement.
Cigar & Spirits may at any time in its sole discretion, with sixty days prior notice, terminate the agreement and revoke the license granted for any reason whatsoever and upon such termination we will immediately stop using the Cigar & Spirits trade names.
                                                                            F7

We have determined that we are the primary beneficiary of Cigar & Spirits as our interest in the entity is subject to variability based on results from operations and changes in the fair value. After February 29, 2012, all operations of Cigar & Spirits are included in the License Agreement.

The results of operations for Cigar & Spirits have been included in the financial statements of the Company. The Company did not pay consideration to enter into the License Agreement. The acquisition has been accounted for using the purchase method on March 1, 2012 as follows:

        Cash                                           $     696
        Due to related party                              (2,446)
        Notes payable                                    (15,050)
        Non-controlling interest                          16,800
                                                       ---------
                                                     $        -
                                                       =========

At September 30, 2012 our consolidated balance sheet includes current assets of $7,231 and current liabilities of $90,154 related to our interests in Cigar & Spirits. Our statement of operations includes sales of $103,546, cost of sales of $17,973 and selling, general and administrative expenses of $151,948 related to our interest in Cigar & Spirits for the period from March 1, 2012 to September 30, 2012. Additionally during the period from
March 1, 2012 to September 30, 2012, the Company received $252 in proceeds from issuance of common shares by Szar International, Inc.

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

On July 31, 2012, the company issued a promissory note in the value of $1,750 for value received. These notes bear no interest and are payable on demand by the note holder.

                                                                            F8

During the period from April 1, 2012 to September 30, 2012, Cigar & Spirits received advances of $56,925. The balances are non-interest bearing, unsecured and have no specified terms of repayment.

As of September 30, 2012 and December 31, 2011 notes payable totaling $143,225 and $0, respectively, were outstanding. The balances are non-interest bearing, unsecured and have no specified terms of repayment.

NOTE 5 - RELATED PARTY TRANSACTIONS

As of September 30, 2012 and December 31, 2011 advances of $73,602 and $61,649, respectively, were due to the Company's Chief Executive Officer and majority shareholder. The balances are non-interest bearing, unsecured and have no specified terms of repayment.

NOTE 6 - STOCKHOLDERS' EQUITY

The Company is authorized to issue an aggregate of 500,000,000 common shares with a par value of $0.0001 per share and 1,000,000 shares of preferred stock with a par value of $0.001 per share. No preferred shares have been issued.

On April 16, 2012, the Company issued 60,000,000 shares of common stock valued at $143,000 with $95,333 expensed during the three months ended June 30, 2012 and $47,667 expensed during the three months ended September 30, 2012 as compensation for business development, consulting, design and technical services. The services are valued based on the closing price of the Company's common stock on the date of the agreement exchanged for the services.

On June 21, 2012, the Company issued 30,000,000 shares of common stock valued at $54,000 as compensation for business development and consulting services. The services are valued based on the closing price of $0.0018 per share for the shares of common stock exchanged for the services.

During the nine months ended September 30, 2012, the Company expensed $197,000 for compensation for business development, consulting, design and technical services.

NOTE 7 - SUBSEQUENT EVENTS


From October 10, 2012 to October 18, 2012, the Company issued 140,000,000 shares of common stock valued at $226,600 ($0.0016 per share) for payment of principal totaling $14,000 on outstanding notes payable resulting in a loss on settlement of debt of $212,600.

                                                                             F9

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains "forward-looking statements" that involve risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in our Form 10-K filed on March 30, 2012 and subsequently amended on April 2, 2012, and other filings we make with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

The following discussion and analysis of financial condition and results of operations is based upon, and should be read in conjunction with our audited financial statements and related notes thereto included elsewhere in this report, and in our Form 10-K filed on March 30, 2012 and subsequently amended on April 2, 2012.

BUSINESS OVERVIEW

We were incorporated on April 3, 2009 as Innovative Product Opportunities Inc. under the laws of the State of Delaware. We are currently in the development stage as the Company has not generated significant revenue from its operations and is currently seeking new business opportunities. We expect to incur losses in the foreseeable future due to significant costs associated with our business startup, developing our business and costs associated with on-going operations. Our business is to be a service only product development firm to meet the needs of new and emerging product ideas available for sale today and in the future. Our Certified Engineering Technicians can participate in the creation of products, from hand sketches and design through prototyping and construction. We offer project management to assist our client to produce finished parts ready to market in numerous industries including, but not limited to, consumer and household goods, office products, furniture, and toys. We believe that we will be able to deliver a complete solution to startup and development stage companies.

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

RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 AND FROM INCEPTION (APRIL 3, 2009) THROUGH SEPTEMBER 30, 2012.

REVENUES

Our revenue for the three and nine months ended September 30, 2012 was $58,902 and $103,546, respectively, compared to $0 and $0 for the three and nine months ended September 30, 2011. Our revenue from inception (April 3, 2009) through September 30, 2012 was $124,546. The increase in revenues was a result of the License Agreement with Szar International, Inc. (dba Cigar & Spirits Magazine) (-Cigar & Spirits-) on March 1, 2012. As a result of the License Agreement, the Company has determined that it is the primary beneficiary of Cigar & Spirits, a Variable Interest Entity, and Cigar & Spirits has been fully consolidated in our financial statements.

COSTS OF GOODS SOLD

Our cost of sales for the three and nine months ended September 30, 2012 was $14,295 and $17,973, respectively, compared to $0 and $0 for the three and nine months ended September 30, 2011. Our cost of goods sold from inception (April 3, 2009) through September 30, 2012 was $17,973. The increase in cost of sales was directly related to the sales associated with the License Agreement with Cigar & Spirits.

GENERAL AND ADMINISTRATIVE EXPENSES

Our general and administrative expense for the three and nine months ended September 30, 2012 was $84,730 and $247,973, respectively, compared to $17,211 and $62,418 for the three and nine months ended September 30, 2011. The expenses can be primarily attributed to our need to pay for professional fees and our transfer agent and for the operations of Cigar & Spirits. The increase in general and administration expenses was primarily the result of the additional expenses incurred through Cigar & Spirits. During the nine months ended September 30, 2012, we issued 90,000,000 shares of common stock of the Company valued at $197,000 for business development, consulting, design and technical services. In addition, we incurred bad debt expense of $21,000 during nine month period ended September 30, 2011.

NET INCOME/LOSS

Our net loss for the three and nine months ended September 30, 2012 was $87,791 and $359,400, respectively, compared to $17,211 and $83,418 for the three and nine months ended September 30, 2011. Our losses during the periods ended September 30, 2012 is due to costs associated with professional fees, our transfer agent and the operation of Cigar and Spirits as described above.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

As of September 30, 2012, we had total current assets of $7,299 and total current liabilities of $241,875, resulting in a working capital deficit of $234,576. As of September 30, 2012, we had cash of $4,871. Our cash flows from operating activities for the nine months ended September 30, 2012 resulted in cash used of $140,401. Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations. Our cash flow from investing activities for the nine months end September 30, 2012 was $948 and our cash flow from financing activities for the nine months ended
September 30, 2012 was $137,682. The Company has an accumulated deficit during development stage at September 30, 2012 and December 31, 2011 of $(5,695,653) and $(5,402,628), respectively. These conditions led to our auditor reporting substantial doubt about our ability to continue as a going concern.

Over the next 12 months we expect to expend approximately $50,000 in cash for legal, accounting and related services and an additional $150,000 in cash to implement our business plan. We hope to be able to compensate our independent contractors with stock-based compensation, which will not require us to use our cash, although there can be no assurances that we will be successful in these efforts.

We expect to be able to secure capital through advances from our Chief Executive Officer and others in order to pay expenses such as organizational costs, filing fees, accounting fees and legal fees. We believe it will be difficult to secure capital in the future because we have no assets to secure debt and there is currently no trading market for our securities. We will need additional capital in the next twelve months and if we cannot raise such capital on acceptable terms, we may have to curtail our operations or terminate our business entirely.

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

OPERATING CAPITAL AND CAPITAL EXPENDITURE REQUIREMENTS

We are currently funding our operations by way of cash advances from our Chief Executive Officer and others. We hope to be able to compensate our independent contractors with stock-based compensation, which will not require us to use our cash, although there can be no assurances that we will be successful in these efforts. We expect that we will be required to raise an additional $200,000 in cash by issuing new debt or equity for operating costs in order to implement our business plan in the next twelve months. The funds are loaned to the Company as required to pay amounts owed by the Company. As such, our operating capital is currently limited to the personal resources of our Chief Executive Officer and others. The loans from our Chief Executive Officer and others are unsecured and non-interest bearing and have no set terms of repayment. Our common stock started trading over the counter and has been quoted on the Over-The Counter Bulletin Board since February 17, 2011. The stock currently trades under the symbol -IPRU.OB.-

OFF-BALANCE SHEET TRANSACTIONS

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


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

ITEM 1A. RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

During the quarter ended September 30, 2012, we did not have any defaults upon senior securities.

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

                                         INNOVATIVE PRODUCTS OPPORTUNITIES INC.


Dated: November 14, 2012                     By:/s/ Doug Clark
                                             ----------------------------
                                        Doug Clark, Principal Executive Officer
                                          President and Chairman of the Board


Dated: November 14, 2012                     By:/s/ Robert McLean
                                             ----------------------------
                                                Robert McLean,
                                                Principal Accounting Officer