Form 10-K
period 2012-12-31
Innovative Product Opportunities Inc.
filed 2013-04-15
CIK 1494413

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K
                                  (Mark One)

  [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934
                 For the fiscal year ended December 31, 2012.

  [ ] TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934
                For the transition period from ________ to ________

                      Commission file number 333-167667

                   INNOVATIVE PRODUCT OPPORTUNITIES INC.
             (Name of small business issuer in its charter)

            DELAWARE                                  42-1770123
      ----------------------                         --------------
   (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)               Identification No.)

   28 ARGONAUT, SUITE 140, ALISO VIEJO CALIFORNIA                   92656
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ]; No [X]

State the aggregate market value of the voting and non-voting common equity, consisting solely of common stock, held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $332,800
(based on a total of 208,000,000 shares of the registrant's common stock held by non-affiliates on June 30, 2012, at the closing price of $0.0016 per share)

The number of shares of outstanding common stock of the registrant as of April 12, 2013 was 348,000,000.


Documents incorporated by reference: None.


                   ---------------------------------------

                   INNOVATIVE PRODUCT OPPORTUNITIES INC.
                                 FORM 10-K

                             TABLE OF CONTENTS
                                                                    PAGE NO.
PART I
        ITEM 1.    Business...............................................4

        ITEM 1A.   Risk Factors...........................................5

        ITEM 2.    Properties............................................10

        ITEM 3.    Legal Proceedings.....................................10

        ITEM 4.    Mine Safety Disclosure................................10
PART II
        ITEM 5.    Market for Registrant's Common Equity, Related
                   Stockholder Matters and Issuer Purchases of Equity
                   Securities............................................10

        ITEM 6.    Selected Financial Data...............................12

        ITEM 7.    Management's Discussion and Analysis of Financial
                   Condition and Results of Operations...................12

        ITEM 7A.   Quantitative and Qualitative Disclosures About
                   Market Risk...........................................17

        ITEM 8.    Financial Statements and Supplementary Data.....F1 - F14

        ITEM 9.    Changes in and Disagreements With Accountants on
                   Accounting and Financial Disclosure...................19

        ITEM 9A(T) Controls and Procedures...............................19

        ITEM 9B.   Other Information.....................................20
PART III
        ITEM 10.   Directors, Executive Officers and Corporate
                   Governance............................................21

        ITEM 11.   Executive Compensation................................24

        ITEM 12.   Security Ownership of Certain Beneficial Owners and
                   Management and Related Stockholder Matters............26

        ITEM 13.   Certain Relationships and Related Transactions, and
                   Director Independence.................................26

        ITEM 14.   Principal Accounting Fees and Services................27

        ITEM 15.   Exhibits, Financial Statement Schedules...............28

PART I

ITEM 1. BUSINESS

HISTORICAL DEVELOPMENT

We incorporated in the State of Delaware on April 3, 2009 and commenced business, as Innovative Product Opportunities Inc.

OUR BUSINESS

Our business is a product development firm creating products designed, prototyped and produced in numerous industries including consumer and household goods, office products, furniture, and toys.

We have started the implementation of our business plan and along with developing products are working in the entertainment/magazine industry through our licensor Cigar and Spirits.

On March 1, 2012 the company entered into a license agreement with Szar International, Inc. (dba Cigar & Spirits Magazine) ("Cigar & Spirits") and moved offices to our new California address with Cigar and Spirits. The agreement grants Innovative the right to market the products of Cigar & Spirits including but not limited to the sales, promotion, and advertising vehicles of the Magazine. There is no specific rent terms included in the license agreement, but verbally they have agreed to allow IPRU to use their office on an on-going basis free of additional charge.

Since March 1, 2012, the Company has not earned revenues from rights acquired under this license agreement.

RESEARCH AND DEVELOPMENT

We have not spent any funds on research and development activities since our inception on April 3, 2009.

EMPLOYEES

As of April 12, 2013, we had four employees. All four employees are part-time. We believe that our relations with our employees are good.

CUSTOMERS

We intend to market our services via trade and industry publications. Many products developed are new and innovative that requires public recognition to realize potential. Where possible we plan to merge our efforts for both design and publishing to maximize our opportunities.

COMPETITION

We compete with other designers who offer one or more services competitive with the service we intend to sell. The product development and magazine industries are competitive, characterized by the frequent introduction of new products and includes numerous domestic and foreign competitors, some of which are substantially larger and have greater financial and other resources than we do. We compete principally on the basis of offering quality products. Our competition includes:

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

OUR INDEPENDENT AUDITORS HAVE EXPRESSED DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Currently, we do not have any material assets, nor do we have operations or a source of revenue sufficient to cover our operational costs and allow us to continue as a going concern. Since our inception on April 3, 2009 through December 31, 2012, we have an accumulated deficit during the development stage of $5,928,585. The Company will be dependent upon the raising of additional capital through placement of its common stock in order to implement our business plan. We are currently funding our initial operations by way of loans from our Chief Executive Officer and through the issuance of common stock in exchange for services. Accordingly, these factors raise substantial doubt as to our ability to continue as a going concern.

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

IF WE ARE UNABLE TO OBTAIN ADDITIONAL FINANCING, WE MAY NOT BE ABLE TO FULFILL OUR BUSINESS PLAN.

We require substantial funds to further develop and implement our business plan Over the next 12 months we expect to expend approximately $50,000 in cash for legal, accounting and related services. To meet our future obligations, from time to time, we may need to issue debt or shares of our common stock or other equity instruments such as warrants. However, we may not be able to obtain additional financing when needed, or if available, such financing may not be on commercially reasonable terms. If we are unable to obtain financing when needed, we may be forced to curtail our planned development, which would negatively affect the value of your investment.

WE CURRENTLY DO NOT HAVE ANY CUSTOMERS AND IF WE CANNOT ATTRACT CUSTOMERS WE WILL NOT GENERATE REVENUES AND OUR BUSINESS WILL FAIL.

As of April 12, 2013, we have not generated any profit. We may not be able to successfully attract other customers and in the event that we do attract customers, we may not be able to maintain such customers and as a result, we will not generate revenues and our business will fail. If our business fails, you will lose all or part of your investment.

OUR ORIGINAL SHAREHOLDERS HAVE CONTROL OVER OUR POLICIES AND AFFAIRS AND THEY MAY TAKE CORPORATE ACTIONS THAT COULD NEGATIVELY IMPACT OUR BUSINESS AND STOCK PRICE.

Our original shareholder on April 12, 2013 owned approximately 15.8% of our voting securities. The original shareholders will control our policies and affairs and all corporate actions requiring shareholder approval, including the election of directors. Additionally, these holdings may delay, deter or prevent transactions, such as mergers or tender offers, that would otherwise benefit investors.

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

Our shares are listed on the Over-the-Counter Bulletin Board, symbol IPRU.

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

We have not declared or paid any cash dividends on our capital stock since inception. We intend to retain any future earnings to finance the operation and expansion of our business and do not anticipate paying any cash dividends

9
<PAGE

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

ITEM 4. MINE SAFETY DISCLOSURE.

Note applicable.

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

                                                 High    Low

For the Fiscal Year Ended December 31, 2012

First Quarter ended March 31, 2012             $ 0.0400 $ 0.0030

Second Quarter ended June 30, 2012             $ 0.0193 $ 0.0015

Third Quarter ended September 30, 2012         $ 0.0048 $ 0.0013

Fourth Quarter ended December 31, 2012         $ 0.0030 $ 0.0014


NUMBER OF STOCKHOLDERS

The number of record holders of our common stock as of April 12, 2013 was approximately 20, not including nominees of beneficial owners.

DIVIDEND POLICY

We have not paid dividends on our common stock and we do not anticipate paying dividends on our common stock in the foreseeable future. We intend to retain our future earnings, if any, to finance the growth of our business.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

As of December 31, 2012, we do not have any securities authorized for issuance under equity compensation plans.

SECURITIES ISSUED UNDER STOCK OPTION PLANS

During the fiscal year ended December 31, 2012, we did not issue securities under any Stock Option Plans.

RECENT SALES OF UNREGISTERED SECURITIES

On April 16, 2012, the Company issued 60,000,000 shares of common stock valued at $143,000 expensed during the year ended December 31, 2012 as stock-based compensation for business development, consulting, design and technical services. The services are valued based on the closing price of the Company's common stock on the date of the agreement exchanged for the services.

On June 21, 2012, the Company issued 30,000,000 shares of common stock valued at $54,000 as stock-based compensation for business development and consulting services. The services are valued based on the closing price of the Company's common stock on the date of the agreement exchanged for the services.

From October 10, 2012 to October 18, 2012, the Company issued 140,000,000 shares of common stock valued at $226,600 for settlement of $14,000 in notes payable.As a result the Company recorded a loss on settlement of debt of $212,600

The securities issued in the foregoing transactions were undertaken under Rule 506 of Regulation D under the Securities Act of 1933, as amended, by the fact that:
- the sale was made to a sophisticated or accredited investor, as defined in Rule 502;

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

BUSINESS OVERVIEW

We incorporated on April 3, 2009 as Innovative Product Opportunities Inc. under the laws of the State of Delaware. We are currently in the development stage. We expect to incur losses in the foreseeable future due to significant costs associated with our business start-up, developing our business and costs associated with on-going operations. Our business is product development, participating in the creation of products, from hand sketches and design through prototyping and construction.

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

Since March 1, 2012, the Company has not earned revenues from rights acquired under this license agreement.

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

RECENT ACCOUNTING PRONOUNCEMENTS

There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted 2012, or which are expected to impact future periods that were not already adopted and disclosed in prior periods.

RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011 AND APRIL 3, 2009 (INCEPTION) THROUGH DECEMBER 31, 2012.

REVENUES

For the years ended December 31, 2012 and 2011 we generated $0 and $0 in revenue, respectively. We recorded revenue of $21,000 for the cumulative period from Inception (April 3, 2009) through December 31, 2011. We earned $21,000 of revenue from a contract for design consultation in 2010. We are completely dependent upon the willingness of our management to fund our initial operations by way of loans from our Chief Executive Officer.

COSTS OF GOODS SOLD

We did not incur cost of sales for the years ended December 31, 2012 and 2011 and for the cumulative period from Inception (April 3, 2009 through December 31, 2012.

OPERATING EXPENSES

During the years ended December 31, 2012 and 2011, we recorded $0 and $21,000 bad debt expense on an account receivable balance due from Metro One Development, Inc.

Our general and administrative expense for the years ended December 31, 2012 and 2011 was $116,357 and $67,741, respectively. The expenses can be primarily attributed to our need to pay for professional fees and our transfer agent. The increase in general and administrative expenses in primarily attributed to investor relations.

During the year ended December 31, 2012, we issued 90,000,000 shares of common stock of the Company valued at $197,000 for business development, consulting, design and technical services. During the year ended December 31, 2011 we incurred stock-based compensation expense for 52,000,000 shares issued on October 26, 2011 valued at $5,200,000 for business development, consulting, design and technical services. Also included in stock-based compensation expense are 5,000,000 shares of our common stock issued on April 18, 2011 valued at $5,000 paid to a director and Chief Financial Officer for their services.

From October 10, 2012 to October 18, 2012, the Company issued 140,000,000 shares of common stock valued at $226,600 for settlement of $14,000 in notes payable. As a result, the Company recorded a loss on settlement of debt of $212,600.

NET LOSS

Our net loss for the years ended December 31, 2012 and 2011 was $525,957 and $5,293,741, respectively. Our losses during the years ended
December 31, 2012 and 2011 is due to costs associated with professional fees, our transfer agent, stock-based compensation, loss on settlement of debt.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

As of December 31, 2012, we had total current assets of $2,268 and total current liabilities of $160,253, resulting in a working capital deficit of $157,985. At the end of the year ending December 31, 2012, we had cash of $2,268. Our cash flows from operating activities for the year ended
December 31, 2012 resulted in cash used of $108,744. Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations. Our cash flow from financing activities for the year ended December 31, 2012 was $104,370. The Company has an accumulated deficit during development stage at December 31, 2012 and December 31, 2011 of $5,928,585 and $5,402,628, respectively. The deficit reported at December 31, 2012 is largely a result of operating expenses for professional fees, our transfer agent, stock-based compensation, loss on settlement of debt. These conditions led to our auditor reporting substantial doubt about our ability to continue as a going concern.

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

We expect to be able to secure capital through advances from our Chief Executive Officer and others in order to pay expenses such as organizational costs, filing fees, accounting fees and legal fees. We believe it will be difficult to secure capital in the future because we have no assets to secure debt and there is currently no trading market for our securities. We will need additional capital in the next twelve months and if we cannot raise such capital on acceptable terms, we may have to curtail our operations or terminate our business entirely. We have no written agreements with our CEO or any others to confirm advances.

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

OPERATING CAPITAL AND CAPITAL EXPENDITURE REQUIREMENTS

Since inception (April 3, 2009) initial operations have been funded by way of:
-Issuing 20,000,000 our common stock valued at $0.0001 per share to our
        Chief Executive Officer.
-Conversion of $30,000 of cash advances from our Chief Executive Officer for
        30,000,000 shares of our common stock.
-Net cash advances of $73,602 at December 31, 2012 from our Chief Executive
        Officer. These advances are non-interest bearing, unsecured and have no specified terms of repayment.
-Net notes payable of $78,417 a December 31, 2012. These notes are non-interest bearing, unsecured and have no specified terms of repayment.

We hope to be able to compensate our independent contractors with stock-based compensation, which will not require us to use our cash, although there can be no assurances that we will be successful in these efforts. We expect to be able to secure capital through advances from our Chief Executive Officer and others in order to pay expenses such as organizational costs, filing fees, accounting fees and legal fees. The loans from our Chief Executive Officer and notes payable from others are unsecured and non-interest bearing and have no set terms of repayment. We have no written agreement at this time for any advances from any parties.

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

                       INNOVATIVE PRODUCT OPPORTUNITIES INC.
                          (A Development Stage Company)
                                      INDEX
                            December 31, 2012 and 2011

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

      Notes to Financial Statements.................................. F6 - F14

De Joya Griffith & Company, LLC

CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Innovative Product Opportunities Inc.

We have audited the accompanying balance sheets of Innovative Product Opportunities Inc. (A Development Stage Company) (the "Company") as of
December 31, 2012 and 2011 and the related statements of operations, stockholders' equity (deficit), and cash flows for the year ended
December 31, 2012 and December 31, 2011 and for the periods from inception (April 3, 2009) to December 31, 2012 Innovative Product Opportunities Inc. management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Innovative Product Opportunities Inc. (A Development Stage Company) as of December 31, 2012 and 2011 and the results of their operations and its cash flows for the year ended December 31, 2012 and December 31, 2011 and for the periods from inception (April 3, 2009) to December 31, 2012 , in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith, LLC
Henderson, Nevada
April 09, 2013

                                                                           F1

Innovative Product Opportunities Inc.
(A Development Stage Enterprise)
BALANCE SHEETS
(Audited)
                                December 31, 2012             December 31, 2011
                                -----------------             -----------------
ASSETS

Current assets
        Cash                          $    2,268                    $     6,642
                                    -------------                  ------------
          Total current assets             2,268                          6,642
                                    -------------                  ------------
Total assets                          $    2,268                    $     6,642
                                    =============                  ============
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
        Accounts payable and
        accrued liabilities           $    8,234                    $       621
        Notes payable                     78,417                             --
        Due to related party              73,602                         61,649
                                    -------------                  ------------
          Total current liabilities      160,253                         62,270
                                    -------------                  ------------
Total liabilities                        160,253                         62,270
                                    -------------                  ------------
Stockholders' deficit
    Preferred stock; $0.001 par value;
    1,000,000 shares authorized,
     -0- issued and outstanding               --                             --

    Common stock; $0.0001 par value;
    500,000,000 shares authorized,
    348,000,000 shares and 118,000,000 shares
    issued and outstanding as of December
    31, 2012 and 2011, respectively       34,800                         11,800

    Additional paid-in-capital         5,735,800                      5,335,200

    Accumulated deficit during
         development stage            (5,928,585)                   (5,402,628)
                                    -------------                  ------------
    Total stockholders' deficit         (157,985)                      (55,628)
                                    -------------                  ------------
    Total liabilities and
           stockholders' deficit       $   2,268                     $    6,642
                                    =============                  ============

The accompanying footnotes are an integral part of these financial statements.

F2

Innovative Product Opportunities Inc.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS
(Audited)
                                                                From inception
                            For the year      For the year     (April 3, 2009)
                           ended December    ended December   through December
                              31, 2012          31, 2011           31, 2012
                            ---------------------------------------------------

Sales                      $      --        $      21,000        $      21,000
Cost of sales                     --                 --                    --
                            ---------------------------------------------------
 Gross profit                     --               21,000               21,000
                            ---------------------------------------------------

Operating expenses
Bad Debts                       21,000               --                 21,000
 General and administrative    116,357             67,741              203,985
 Share-based compensation      197,000          5,205,000            5,512,000
                            ---------------------------------------------------
Total expenses                 313,357          5,293,741            5,736,985
Net operating loss            (313,357)        (5,293,741)          (5,715,985)
                            ---------------------------------------------------
Other income (loss)
Gain on settlement of
   accounts receivable             --                 --               336,000
   Other-than-temporary
   impairment loss on securities   --                 --              (124,950)
   Loss on cancellation
   of securities                   --                 --              (211,050)
                            ---------------------------------------------------
   Loss on settlement of debt (212,600)               --              (212,600)
                            ---------------------------------------------------
                              (212,600)               --              (212,600)

                            ---------------------------------------------------
Net loss for the period $     (525,957)       $ (5,293,741)       $ (5,928,585)
                           ====================================================
Net loss per common
  share - basic         $         0.00        $      (0.08)
                           ====================================================
Weighted average number of
common shares outstanding
  - basic                  206,270,548          65,293,153
                           ====================================================


The accompanying footnotes are an integral part of these financial statements.


F3


Innovative Product Opportunities Inc.
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
From Inception (April 3, 2009) to December 31, 2012
(Audited)

                      Preferred Stock               Common Stock
                                                                                                       Deficit
                                                                                                      Accumulated          Total
                                                                                    Additional          during         Shareholders
                                                                                     Paid-in          Development         Equity
                    Shares        Amount           Shares         Amount             Capital             Stage           (Deficit)
                   ---------    -----------      -----------     ----------        -------------    --------------    -------------
Balance,
 April 3, 2009         --          $ --                --           $ --              $  --              $ --              $  --

Common stock
issued to founder,
$0.0001 per share,
April 3, 2009          --            --           20,000,000        2,000                --                --               2,000

Net loss               --            --                --             --                 --             (2,000)            (2,000)
                   ---------    -----------      -----------     ----------        -------------    --------------    -------------
Balance
 December 31, 2009     --            --           20,000,000        2,000                --             (2,000)               --
                   ---------    -----------      -----------     ----------        -------------    --------------    -------------

Common stock
issued for services    --            --           11,000,000        1,100             108,900              --             110,000

Net loss               --            --                --             --                 --           (106,887)          (106,887)
                   ---------    -----------      -----------     ----------        -------------    --------------    -------------
Balance
 December 31, 2010     --            --           31,000,000        3,100             108,900         (108,887)             3,113
                   ---------    -----------      -----------     ----------        -------------    --------------    -------------

Conversion of due
to related party
for common stock       --            --           30,000,000        3,000              27,000              --              30,000

Common stock
issued for services    --            --           57,000,000        5,700           5,199,300              --            5,205,000

Net loss               --            --                --             --                 --          (5,293,741)        (5,293,741)
                   ---------    -----------      -----------     ----------        -------------    --------------    -------------
Balance
December 31, 2011      --          $ --          118,000,000    $  11,800      $    5,335,200      $ (5,402,628)     $     (55,628)
                   ---------    -----------      -----------     ----------        -------------    --------------    -------------
Common stock
issued for services    --            --           90,000,000        9,000             188,000              --              197,000

Common stock
issued to settle
notes payable          --            --          140,000,000       14,000             212,600              --              226,600

Net loss               --            --                --             --                 --            (525,957)          (525,957)
                   ---------    -----------      -----------     ----------        -------------    --------------    -------------
Balance
December 31, 2012      --          $ --          348,000,000    $  34,800     $    5, 735,800      $ (5,928,585)     $    (157,985)
                   ---------    -----------      -----------     ----------        -------------    --------------    -------------



The accompanying footnotes are an integral part of these financial statements.

                                                                             F4

Innovative Product Opportunities Inc.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
(Audited)

                                                               From Inception
                                                               (April 3, 2009)
                               For the year      For the year      through
                              ended December    ended December    December
                                31, 2011           31, 2010        31, 2011
                              ---------------  ---------------  ---------------
Cash flows from
operating activities
    Net loss for the period     $  (525,957)    $ (5,293,741)    $  (5,928,585)
    Adjustments to reconcile
      net loss to cash used in
      operating activities
    Shares issued to founder            --                               2,000
    Stock issued for services       197,000        5,205,000         5,512,000
    Loss on settlement of debt      212,600              --            212,600
    Change in operating assets
      and liabilities
   (Increased)decrease in
      accounts receivable               --            21,000               --
    Increase in accounts payable
      and accrued liabilities         7,613              161             8,234
                              ---------------  ---------------  ---------------
    Net cash used in operating
      activities                   (108,744)         (67,580)         (193,751)
                              ---------------  ---------------  ---------------
Cash flow from
 financing activities
    Advances by related party        32,244           78,447           338,893
    Repayment of related party      (20,291)         (20,000)         (235,291)
    Advances on notes payable       119,917              --            119,917
    Repayment to notes payable      (27,500)             --            (27,500)
                              ---------------  ---------------  ---------------
    Net cash provided by
      financing  activities         104,370           58,447           196,019
                              ---------------  ---------------  ---------------
Net change in cash                   (4,374)          (9,133)            2,268

Cash, beginning of the period         6,642           15,775               --

Cash, end of the period         $     2,268            6,642     $       2,268
                              ---------------  ---------------  ---------------
Supplemental disclosure of
  non-cash investing and
  financing activities
Conversion of due to related
  party for common stock        $               $     30,000      $     30,000
                              ---------------  ---------------  ---------------
Settlement of notes payable
  for common stock              $   226,600     $        --       $    226,600
                              ---------------  ---------------  ---------------


The accompanying footnotes are an integral part of these financial statements.


                                                                             F5

Innovative Product Opportunities Inc.
(A Development Stage Enterprise)
December 31, 2012 and 2011
(Audited)

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

On March 1, 2012 the company entered into a license agreement with Szar International, Inc. (dba Cigar & Spirits Magazine) (-Cigar & Spirits-) and moved offices to our new California address with Cigar and Spirits. The agreement grants Innovative the right to market the products of Cigar & Spirits including but not limited to the sales, promotion, and advertising vehicles of the Magazine. There is no specific rent terms included in the license agreement but verbally they have agreed to allow Innovative to use their office on an on-going basis free of additional charge.

Since March 1, 2012, the Company has not earned revenues from rights acquired under this license agreement.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The financial statements present the balance sheets and statements of operations, stockholders' equity and cash flows of the Company. These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company has a deficit accumulated during development stage at December 31, 2012 and 2011 of $5,928,585 and $5,402,628, respectively. The
Company will be dependent upon the raising of additional capital through placement of its common stock in order to implement its business plan. There can be no assurance that the Company will be successful in this situation. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might result from this uncertainty. The Company is funding its initial operations by way of loans from its Chief Executive Officer.
The Company's officers and directors have committed to advancing certain operating costs of the Company.




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


REVENUE RECOGNITION

The Company recognizes revenue in accordance ASC Topic 605 -Revenue Recognition Under Topic 605, revenue is recognized at the point of passage to the customer of title and risk of loss, there is persuasive evidence of an arrangement, the sales price is determinable, and collection of the resulting receivable is reasonably assured. The Company generally recognizes revenue at the time of delivery of goods. Sales are reflected net of discounts and estimated returns. Amounts billed to customers for shipping and handling are recorded as sales revenues. Costs incurred for shipping and handling are included in cost of sales.

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




                                                                             F7

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













                                                                             F8

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

RECENT ACCOUNTING PRONOUNCEMENTS

There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted the fiscal year 2012, or which are expected to impact future periods that were not already adopted and disclosed in prior periods.




                                                                             F9

NOTE 3 - NOTES PAYABLE

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

On November 5, 2012 the company issued a promissory note in the value of$16,667 for value received. These notes bear no interest and are payable on demand by the note holder.

On December 3, 2012 the company issues a promissory note in the value of $4,500 for value received. These notes bear no interest and are payable on demand by the note holder.

From October 10, 2012 to October 18,2012, the Company issued 140,000,000 shares of common stock valued at $226,600 for settlement of $14,000 in notes payable. As a result,the Company recorded a loss on settlement of debt of $212,600

As of December 31, 2012 and December 31, 2011 notes payable totaling $78,417 and $0, respectively, were outstanding. The balances are non-interest bearing, unsecured and have no specified terms of repayment.




                                                                            F10

NOTE 4 - DUE TO RELATED PARTY

As of December 31, 2012 and 2011 advances of $73,602 and $61,649 respectively, were due to the Company's Chief Executive Officer and majority shareholder. The balances are non-interest bearing, unsecured and have no specified terms of repayment.

NOTE 5 - INCOME TAXES

                                                2012              2011
                                            -----------      ------------
        Net loss before taxes              $ (525,957)      $(5,293,741)
                                            ===========      ============

        Income tax expense charged
        to loss before taxes               $     --        $       --
                                            ===========       ===========

A reconciliation of the expected income tax expense, computed by applying a 35% U.S. Federal corporate income tax rate to income before taxes to income tax expense is as follows:

                                                2012              2011
                                             -----------     ------------
        Expected income tax expense        $ (184,000)      $(1,852,800)
        Share-based payments                   69,000         1,821,800
        Loss on settlement of debt             74,000              --
        Change in valuation allowance          41,000            31,000
                                             -----------     ------------
                                           $     --       $        --
                                             ===========     ============

At December 31, 2012 and 2011, the Company had available a net-operating loss carry-forward for Federal tax purposes of approximately $204,000 and $87,600, respectively, which may be applied against future taxable income, if any, at various times through 2031. Certain significant changes in ownership of the Company may restrict the future utilization of these tax loss carry-forwards. At December 31, 2012, the Company has a deferred tax asset of $72,000 representing the benefit of its net operating loss carry-forward. The Company has not recognized the tax benefit because realization of the tax benefit is uncertain and thus a valuation allowance has been fully provided against the deferred tax asset.

The Company recognizes interest and penalties, if any, related to uncertain tax positions in general and administrative expenses. No interest and penalties related to uncertain tax positions were accrued at December 31, 2012 and 2011.

The tax years 2012, 2011, 2010 and 2009 remain open to examination by the major taxing jurisdictions in which the Company operates. The Company expects no material changes to unrecognized tax positions within the next twelve months.



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

The Company issued 1,000,000 shares of common stock to Nadav Elituv on May 14,2010 in exchange for software development services related to interactive displays valued at $10,000.

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

The Company issued 1,000,000 shares of common stock to Danielle Goose on May 14 , 2010 in exchange for introducing us to potential customers valued at $10,000.

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

On April 16, 2012, the Company issued 60,000,000 shares of common stock valued at $143,000 expensed during the year ended December 31, 2012 as stock-based compensation for business development, consulting, design and technical services. The services are valued based on the closing price of the Company's common stock on the date of the agreement exchanged for the services.

On June 21, 2012, the Company issued 30,000,000 shares of common stock valued at $54,000 as stock-based compensation for business development and consulting services.

The services are valued based on the closing price of the Company's common stock on the date of the agreement exchanged for the services.

From October 10, 2012 to October 18, 2012,the Company issued 140,000,000 shares of common stock valued at $226,600 for settlement of $14,000 in notes payable. As a result, the Company recorded a loss on settlement of debt of $212,600.

                                                                             F13

NOTE 7 - SUBSEQUENT EVENTS

On January 8, 2013, the company issued a promissory note in the value of $6,000 for value received. These notes bear no interest and are payable on demand by the note holder.

On February 2, 2013, the company issued a promissory note in the value of $6,000 for value received. These notes bear no interest and are payable on demand by the note holder.

On February 22, 2013, the company issued a promissory note in the value of $6,000 for value received. These notes bear no interest and are payable on demand by the note holder.



                                                                            F14

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We have had no changes in or disagreements with our accountants. None of our principal independent accountants have resigned or declined to stand for re-election.


ITEM 9A(T).  CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are not effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934(i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and
(ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012.In making this assessment,management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2012.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, which are included within disclosure controls and procedures, that occurred during our fiscal quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name, age, positions and offices that each director and officer have held for the past five years as of December 31, 2012. Members of the Board are elected and serve for one year terms or until their successors are elected and qualify. Our executive officers are elected by and serve at the pleasure of our Board of Directors. There are no family relationships among our directors and executive officers.

Name                            Age       Position
------------------------------------------------------------------------------
Doug Clark                      48        President, Chairman, Chief
                                          Executive Officer and Director
Robert McLean                   44        Chief Financial Officer
Grant Stummer                   47        Director
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

The following is information on the business experience of our directors and executive officers:

BIOGRAPHIES OF EXECUTIVE OFFICERS AND DIRECTORS

Doug Clark has been our President, Chief Executive Officer and Chairman of the Board since April 2009. Mr. Clark devotes a minimum of 40% of his working time to the affairs of our Company. Mr. Clark graduated top of his class in Engineering Tool Design at George Brown College and is a current member of OACETT. Mr. Clark worked in engineering for several mold makers before starting a product design and manufacturing firm, 14 years ago. Mr. Clark has created numerous automotive, medical, office and consumer projects from concept to production.

Robert McLean has been our Chief Financial Officer since
April 2009. Mr. McLean devotes a minimum of 25% of his working time to the affairs of our Company. Mr. McLean graduated with an honors degree from University of Toronto in 1995. Robert has worked for a brokerage firm where he had multiple roles as VP of Operations, compliance and also managed his own book of business. He completed his PDO
(Partners, Directors and Senior Officers Qualifying exam) shortly thereafter. These qualifications from the financial industry qualified Robert for the position as CFO. Mr. McLean moved from the financial business and for the past eight years has owned a national brand of outdoor living products.

Grant Stummer, has been our director since April 2009. Mr. Stummer is CEO of A private plastic injection tool and part manufacturer. Since 1992 he has worked his way to co-owner of the Mississauga based company. This niche ISO9001 certified plastics company produces complex components that are used worldwide in many industries. In the last 15 years he has tripled his sales and has implemented systems that have increased his profitability as a lean manufacturer. Mr. Stummer's knowledge and contacts in the plastic industry offer our company insight and direction from the industry.

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

CODE OF ETHICS

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We will provide a copy of our Code of Ethics to any person, free of charge, upon written request to Doug Clark at Innovative Product Opportunities Inc., 28 Argonaut, Suite 140, Aliso Viejo, California 92656


PROCEDURE FOR NOMINATING DIRECTORS

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

The Board of Directors will consider candidates for director positions that are recommended by any of our stockholders. The recommended candidate should be submitted to us in writing addressed to 28 Argonaut, Suite 140, Aliso Viejo, California 92656. The recommendation shall include the following information: name of candidate; address, phone, and fax number of candidate; a statement signed by the candidate certifying that the candidate wishes to be considered for nomination to our Board of Directors and stating why the candidate believes that he or she meets the director qualification criteria and would otherwise be a valuable addition to our Board of Directors; a summary of the candidate's work experience for the prior five years and the number of shares of our stock beneficially owned by the candidate.

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

Although our Board does not have a separately-designated standing Audit Committee, our full Board of Directors performs the functions usually designated to an Audit Committee. As of December 31, 2012 Mr. McLean has been designated as the Board's "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K. We have determined that Mr. McLean is "independent" as independence for audit committee members is defined in Rule 5605 of the Nasdaq Marketplace Rules and Rule 10A-3 of the Securities Exchange Act of 1934. Mr. McLean's experience and background has provided him with an understanding of accounting principles generally accepted in the United States of America and financial statements prepared thereon. Mr. McLean has experience preparing, auditing, analyzing and evaluating financial statements that present a breadth and level of complexity of accounting issues comparable to the issues that can reasonably be expected to be raised by our financial statements. Mr. McLean has an understanding of audit committee functions.

ITEM 11. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

Summary Compensation Table

--------------------------------------------
Name and   Year   Base   Bonus  Dollar Value
Principal  Ended  Salary          of Total
Position   December             Compensation
           31, 2012               for the
           and 2011              Covered
                                  Fiscal
                                   Year
                    $      $        $

--------------------------------------------

Doug Clark,
Principal
Executive
Officer,
President,
Chairman
and
Director   2012     -0-    -0-      -0-
           2011   5,000    -0-    5,000

Robert McLean,
Principal
Accounting
Officer     2012    -0-    -0-      -0-
            2011  2,500    -0-    2,500

Grant Strummer,
Director    2012    -0-    -0-      -0-
            2011  2,500    -0-    2,500
--------------------------------------------

As of April 12, 2013,we have not entered into any written employment agreements with our Principal Executive Officer and Principal Accounting Officer, or any other employee. We have, however, verbally agreed with Mr.Clark that employment compensation with base salary and bonuses will be negotiated and determined once our operations begin.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

No equity awards were granted during the fiscal year ended December 31, 2012 to our named executive officer.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During the fiscal year ended December 31, 2012, Doug Clark and Grant Stummer served as our directors. We do not have a separately standing compensation committee and our board of directors did not perform similar functions as there was no executive compensation paid from our inception on April 3, 2009 through the end of our most recently completed fiscal year ended December 31, 2012.
Our board of directors performs the functions of a compensation committee, however as of April 12,2013,the board of directors has not set any compensation

During the fiscal year ended December 31, 2012, none of our executive officers:

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of April 12, 2013, as to shares of our common stock beneficially owned by: (1) each person who is known by us to own beneficially more than 5% of our common stock, (2) our named executive officer listed in the summary compensation table, (3) each of our directors and (4) all of our directors and executive officers as a group.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

Name and Address of                         Common Shares        Percent
of Beneficial Owner (1)                     Beneficially         of Class (2)
                                            Owned
------------------------                    ----------------     ------------
Doug Clark                                    50,000,000              14.3 %
Robert McLean                                  2,500,000               0.7 %
Grant Stummer                                  2,500,000               0.7 %
Directors and executive officers
as a group (3 persons)                        55,000,000              15.8 %
Al Kau                                        20,750,000               6.0 %
Ray Kau                                       20,750,000               6.0 %
Dan Masters                                   20,750,000               6.0 %
Jim McKinney                                  20,750,000               6.0 %
Aaron Shrira                                  20,750,000               6.0 %
The Cellular Connection Ltd.                  21,750,000               6.3 %

(1) The address of all individual directors and executive officers is c/o Innovative Product Opportunities Inc., 28 Argonaut, Suite 140,
     Aliso Viejo, California 92656
(2) The number of shares of common stock issued and outstanding on April 12, 2013 was 348,000,000 shares.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of December 31, 2012 and 2011, we received advances from our Chief Executive Officer, President, Chairman of the Board and founder, Doug Clark, totaling $73,602 and $61,649, respectively, to pay for incorporation costs and services.

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

DIRECTOR INDEPENDENCE

As of April 12, 2013, Doug Clark, and Grant Stummer serve as our directors. Mr. Clark is not an independent director. Mr. Stummer is an "independent" director, as defined under the standards of independence set forth in the NASDAQ Marketplace Rules. We have our common stock quoted on the Over-the-Counter Bulletin Board, or OTCBB. The OTCBB does not require that a majority of our board of directors be independent.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fees related to services performed by De Joya Griffith, LLC in the years ended December 31, 2012 and 2011 were as follows:

                                      2012         2011

Audit Fees                       $  13,000      $  15,750
Audit-Related Fees                       0              0
Tax Fees                                 0              0
All Other Fees                           0            750
Total                            $  13,000      $  16,500


Pre-Approval Policies

The Board's policy is to pre-approve all audit services and all non-audit services before they commence, including the fees and terms thereof, to be provided by our independent auditor. All of the services provided during the fiscal year ended December 31, 2012 were pre-approved. No audit, review or attest services were approved in accordance with Section 2-01(c)(7)(i)(C) of Regulation S-X during the fiscal year ended December 31, 2012.

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

a. The following documents are filed as part of this annual report on Form 10-K:

1. FINANCIAL STATEMENTS

   The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

   Report of Independent Registered Public Accounting Firm

   Balance Sheets at December 31, 2012 and 2011

Statements of Operations for the years ended December 31, 2012 and 2011, and from inception (April 3, 2009) through December 31, 2012.

Statement of Stockholders' Equity (Deficit) from inception (April 3, 2009) through December 31, 2012

   Statements of Cash Flows for the years ended December 31, 2012 and 2011, and from inception (April 3, 2009) through December 31, 2012.

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

                                          Innovative Product Opportunities Inc.


  Date:   April 12, 2013                       By:/s/ Doug Clark
                                              --------------------------
                                        Doug Clark, Principal Executive Officer
                                            President and Chairman of the Board

  Date:   April 12, 2013                       By:/s/ Robert McLean
                                              --------------------------
                                    Robert McLean, Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


SIGNATURE                  TITLE                                   DATE


By:/s/ Doug Clark                                                April 12, 2013
-------------------------  Principal Executive Officer,       -----------------
  Doug Clark               President and Chairman of the Board


By:/s/ Robert McLean       Principal Accounting Officer          April 12, 2013
-------------------------                                     -----------------
  Robert McLean