Form 10-Q
period 2013-03-31
Innovative Product Opportunities Inc.
filed 2013-05-15
CIK 1494413

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 Form 10-Q


 [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                ACT OF 1934


                For the quarterly period ended March 31, 2013

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



      27141 Aliso Creek Road, Suite 235, Aliso Viejo, California 92656
       ---------------------------------------------------------
                  (Address of principal executive offices)

                              (347) 789-7131
                          ---------------------
           (Registrant's telephone number, including area code)

                              Not Applicable
                          ---------------------
(Former address: 28 Argonaut, Suite 140, Aliso Viejo, California 92656)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of May 15, 2013 the Issuer had 376,000,000 shares of common stock issued and outstanding, par value $0.0001 per share.

                  INNOVATIVE PRODUCT OPPORTUNITIES INC.
                       QUARTERLY REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED MARCH 31, 2013
                     (A Development Stage Enterprise)



TABLE OF CONTENTS
                                                                           Page

PART I  - FINANCIAL INFORMATION

Item 1 - Balance Sheets (Unaudited) as of March 31, 2013
           and December 31, 2012 ............................................F1

          Statements of Operations (Unaudited) for the three
           months ended March 31, 2013 and 2012 and from inception
          (April 3, 2009) to March 31, 2013..................................F2

          Statements of Cash Flows (Unaudited) for the
           three months ended March 31, 2013 and 2012 and from inception
           (April 3, 2009) to March 31, 2013.................................F3

          Notes to Financial Statements (Unaudited).......................F4-F7

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

Item 1  - Legal Proceedings...................................................8

Item 1A - Risk Factors........................................................8

Item 2  - Unregistered Sales of Equity Securities and Use of Proceeds.........8

Item 3  - Defaults Upon Senior Securities.....................................8

Item 4  - Mine Safety Disclosures.............................................8

Item 5  - Other Information ..................................................9

Item 6  - Exhibits............................................................10

                       PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Innovative Product Opportunities Inc.
(A Development Stage Enterprise)
BALANCE SHEETS
        (Unaudited)
                                                     March 31,      December 31
                                                       2012             2013
                                                   -----------        ---------
ASSETS

Current assets
        Cash                                         $1,069            $2,268
                Total current assets                  1,069             2,268
                                                   -----------        ---------
Total assets                                         $1,069            $2,268
                                                   ===========        =========
LIABILITIES AND STOCKHOLDERS'DEFICIT

Current liabilities
        Accounts payable and accrued liabilities     $7,129            $8,234
        Notes payable                                96,417            78,417
        Due to related party                         73,679            73,602
                                                   -----------        ---------
                Total current liabilities           177,225           160,253
                                                   -----------        ---------
Total liabilities                                   177,225           160,253
                                                   -----------        ---------

Stockholders' deficit
        Preferred stock; $0.001 par value;
        1,000,000 shares authorized,
         -0- issued and outstanding                    --                 --

        Common stock; $0.0001 par value;
        500,000,000 shares authorized,
        348,000,000 and 348,000,0000 shares
        issued and outstanding as of
        March 31, 2013 and
        December 31, 2012, respectively              34,800            34,800

        Additional paid-in capital                5,735,800         5,735,800
                                                  -----------        ---------
        Accumulated deficit during
        development stage                        (5,946,756)       (5,928,585)
                                                 -----------        ---------
        Total stockholders' deficit                (176,156)         (157,985)
                                                 -----------        ---------
Total liabilities and stockholders' deficit       $   1,069          $  2,268
                                                 ===========        =========

The accompanying footnotes are an integral part of these financial statements

                                                                             F1

Innovative Product Opportunities, Inc.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
                                                                       From
                                                  For the three     inception
                                                   months ended     (April 3,
                                  For the three      March 31            2009)
                                   months ended        2012           through
                                     March 31,       (Restated,      March 31,
                                       2013          - Note 1)          2013
                                   ------------    ------------  ------------
Sales                              $    --         $     --      $     21,000
Cost of sales                           --               --              --
                                   ------------    ------------  ------------
Gross profit                            --               --            21,000
                                   ------------    ------------  ------------

Operating expenses
Bad debts                               --              --             21,000
General and administrative            18,171           32,300         222,156
Stock-based compensation                --              --          5,512,000
                                   ------------    ------------  ------------
Total expenses                        18,171           32,300       5,755,156
                                   ------------    ------------  ------------
Net operating loss                   (18,171)         (32,300)     (5,734,156)
                                   ------------    ------------  ------------
Other income (expense)
        Gain on settlement of
           accounts receivable           --              --           336,000
        Other-than-temporary impairment
           loss on securities            --              --          (124,950)
        Loss on cancelation
           of securities                 --              --          (211,050)
        Loss on debt settlement                                      (212,600)
                                   ------------    ------------  ------------
                                         --              --          (212,600)
                                   ------------    ------------  ------------

Net loss for the period            $  (18,171)     $  (32,300)    $(5,946,756)
                                    ============     ============  ============
Net loss per common share
- basic                            $     0.00      $     0.00
                                   ============    ============
Weighted average number of
common shares outstanding
- basic                            348,000,000     118,000,000
                                   ============    ============

The accompanying footnotes are an integral part of these financial statements.

                                                                            F2

Innovative Product Opportunities Inc.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                                      From
                                                    For the three   inception
                                                     months ended    (April 3,
                                      For the three    March 31        2009)
                                       months ended     2012          through
                                         March 31,   (Restated -     March 31,
                                           2013         Note 1)        2013
                                        -----------  -----------  ------------
Cash flows from operating activities
     Net loss                          $  (18,171)  $  (32,300)  $ (5,946,756)
     Adjustments to reconcile
      net loss to net cash used in
      operating activities
          Shares issued to founder           --          --             2,000
          Stock issued for services          --          --         5,512,000
          Loss on settlement of debt         --          --           212,600
     Change in operating assets
               and liabilities
     Decrease/Increase in accounts
     payable and accrued liabilities       (1,105)       5,943          7,129
                                        -----------  -----------  ------------
     Net cash used in operating
       activities                         (19,276)     (26,357)      (213,027)
                                        -----------  -----------  ------------
Cash flows from financing activities
     Advances from related party            1,211          599        340,104
     Repayment of advances
     to related party                      (1,134)        --         (236,425)
     Proceeds from notes payable           18,000       27,500        137,917
     Repayment of notes payable              --           --          (27,500)
     Net cash provided by
     financing  activities                 18,077       28,099        214,096
                                        -----------  -----------  ------------
Net change in cash                         (1,199)       1,742          1,069
Cash, beginning of the period               2,268        6,642            --
                                        -----------  -----------  ------------
Cash, end of the period                $    1,069     $  8,384     $    1,069
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

On March 1, 2012 the company entered into a license agreement with Szar International, Inc. (dba Cigar & Spirits Magazine) (-Cigar & Spirits-) and moved offices to our new California address with Cigar and Spirits. The agreement grants Innovative the right to market the products of Cigar & Spirits including but not limited to the sales, promotion, and advertising vehicles of the Magazine.There are no specific rent terms included in the license agreement but verbally they have agreed to allow Innovative to use their office on an on-going basis free of additional charge.

Since March 1, 2012, the Company has not earned revenues from rights acquired under this license agreement.

Restatement:

The Balance sheet, statement of operations and the statement of cash flows for the three months ended March 31, 2012 have been restated to exclude the operations and cash flows of Cigar & Spirits. On April 11, 2013, the Company reconsidered its original conclusion and determined that the Company is not the primary beneficiary of Cigar & Spirits since it does not have (1) the responsibility to absorb the losses of Cigar & Spirits (2) the ability to direct the activities of Cigar & Spirits. As such, the original Form 10-Q filed by the Company for the quarterly periods ended March 31, 2012, June 30, 2012 and September 30, 2012 should not be relied on.

A summary of the effect of the restatement is as follows:
                                        As Reported   Restatement   As Restated
                                        ============  ===========  ============
Balance sheet as of March 31, 2012
Non-controlling interest               $   22,921     $ (22,921)   $       -

Statement of Income - For the
-------------------
Three Months Ended March 31, 2012
Revenue                                $   11,855     $ (11,855)   $       -
Cost of sales                          $    3,063     $  (3,063)   $       -
General and administrative expense     $   47,465     $ (15,165)   $    32,300
Net loss attributed to
non-controlling interest               $    6,373     $  (6,373)   $       -
Net loss                               $  (32,300)    $     -      $   (32,300)
Net loss per share                     $    (0.00)    $     -      $     (0.00)

Statement of Cash Flows - For the
-----------------------
Three Months Ended March 31, 2012
Net cash flows used in
operating activities                   $  (40,182)    $  13,825   $   (26,357)
Net cash provided by
investing activities                   $      696        $ (696)  $        -
Net cash provided by
financing activities                   $   42,051     $ (13,952)  $    28,099
Net change in cash                     $    2,565       $  (823)  $     1,742

                                                                           F4

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
The accompanying unaudited financial statements of Innovative Product Opportunities Inc. have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the annual financial statements for the year ended December 31, 2012 of Innovative Product Opportunities Inc. in our Form 10-K filed on April 15, 2013.

The interim financial statements present the balance sheets, statements of operations and cash flows of Innovative Product Opportunities Inc. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2013 and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

GOING CONCERN
The Company's consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have significant operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company has an accumulated deficit during development stage at March 31, 2013 and December 31, 2012 of $(5,946,756) and $(5,928,585), respectively. The Company will be dependent upon the raising of additional capital through placement of its common stock in order to implement its business plan. There can be no assurance that the Company will be successful in this situation. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might result from this uncertainty. The Company is funding its initial operations by way of loans from its Chief Executive Officer. The Company's officers and directors have committed to advancing certain operating costs of the Company.

USE OF ESTIMATES AND ASSUMPTIONS
Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                                                                        F5

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

RECENT ACCOUNTING PRONOUNCEMENTS
There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted the quarter ended March 31, 2013 or which are expected to impact future periods, that were not already adopted and disclosed in prior periods.

NOTE 3 - NOTES PAYABLE

On January 8, 2013, the company issued a promissory note in the amount of $6,000. This note is unsecured, bears no interest and is payable on demand by the note holder. March 31, 2013, the noteholder was a 6% shareholder

On February 2, 2013, the company issued a promissory note in the amount of $6,000. This note is unsecured, bears no interest and is payable on demand by the note holder.March 31, 2013, the noteholder was a 6% shareholder

On February 22, 2013, the company issued a promissory note in the amount of $6,000. This note is unsecured, bears no interest and is payable on demand by the note holder. March 31, 2013, the noteholder was a 6% shareholder
                                                                        F6

NOTE 4 - STOCKHOLDERS' EQUITY

The Company is authorized to issue an aggregate of 500,000,000 common shares with a par value of $0.0001 per share and 1,000,000 shares of preferred stock with a par value of $0.001 per share. No preferred shares have been issued.


NOTE 5 - SUBSEQUENT EVENTS

On April 30, 2013, the Company received for no consideration 12,000,000 shares of its common stock for cancellation.The effect of the cancellation of shares was immaterial thus no retroactive treatment was applied.

On May 8, 2013, the Company issued 40,000,000 shares of common stock valued at $76,000 as stock-based compensation for business development and consulting services.

                                                                        F7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains "forward-looking statements" that involve risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in our Form 10-K filed on April 15, 2013, and other filings we make with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

The following discussion and analysis of financial condition and results of operations is based upon, and should be read in conjunction with our audited financial statements and related notes thereto included elsewhere in this report, and in our Form 10-K filed on April 15, 2013.

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

RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2013 AND
        2012 AND FROM INCEPTION (APRIL 3, 2009) THROUGH MARCH 31, 2013.

REVENUES

For the three months ended March 31, 2013 and 2012 we generated $0 and $0 in revenue, respectively. We recorded revenue of $21,000 for the cumulative period from Inception (April 3, 2009) through March 31, 2013. We earned $21,000 of revenue from a contract for design consultation in 2010. This amount was originally booked as Accounts Recieveable and since it was not collected in a reasonible period, an allowance was booked in the subsequent period. We are completely dependent upon the willingness of our management to fund our initial operations by way of loans from our Chief Executive Officer.and shareholders

COSTS OF GOODS SOLD

We did not incur cost of sales for the three months ended March 31, 2013 and 2012 and for the cumulative period from Inception (April 3, 2009 through March 31, 2013.

OPERATING EXPENSES

Our general and administrative expense for the three months ended
March 31, 2013 and 2012 was $18,171 and $32,300, respectively. The expenses can be primarily attributed to our need to pay for professional fees and our transfer agent. The decrease in general and administrative expenses in primarily attributed to investor relations.

NET INCOME/LOSS

Our net loss for the three months ended March 31, 2013 and 2012 was $18,171 and $32,300, respectively. Our losses during the quarter ended
March 31, 2013 and 2012 are due to costs associated with professional fees and our transfer agent.


LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

As of March 31, 2013, we had total current assets of $1,069 and total current liabilities of $177,225, resulting in a working capital deficit of $176,156.
At March 31, 2013, we had cash of $1,069. Our cash flows used in operating activities for the three months ended March 31, 2013 was $19,276. Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations. Our cash flow from financing activities for the three months ended March 31, 2013 was $18,077. The Company has an accumulated deficit during development stage at March 31, 2013 and December 31, 2012 of $5,946,756 and $5,928,585, respectively. The deficit reported at March 31, 2013 is largely a result of operating expenses for professional fees, our transfer agent, stock-based compensation and loss on settlement of debt.

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

ITEM 4T. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
As required by Rule 13a-15 of the Securities Exchange Act of 1934, our principal executive officer and principal financial officer evaluated our company's disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this report, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and to ensure that such information is accumulated and communicated to our company's management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weaknesses in internal control over financial reporting which are indicative of many small companies with small staff:
(i) inadequate segregation of duties and effective risk assessment; and
(ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2013, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and
(ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

During the quarter ended March 31, 2013, we did not have any defaults upon senior securities.
ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

The Balance sheet, statement of operations and the statement of cash flows for the three months ended March 31, 2012 have been restated to exclude the operations and cash flows of Cigar & Spirits. On April 11, 2013, the Company reconsidered its original conclusion and determined that the Company is not the primary beneficiary of Cigar & Spirits since it does not have (1) the responsibility to absorb the losses of Cigar & Spirits (2) the ability to direct the activities of Cigar & Spirits. As such, the original Form 10-Q filed by the Company for the quarterly periods ended March 31, 2012, June 30, 2012 and September 30, 2012 should not be relied on.

A summary of the effect of the restatement is as follows:

                                        As Reported   Restatement   As Restated
                                        ============  ===========  ============
Balance sheet as of March 31, 2012
Non-controlling interest               $   22,921     $ (22,921)   $       -

Statement of Income - For the
-------------------
Three Months Ended March 31, 2012
Revenue                                $   11,855     $ (11,855)   $       -
Cost of sales                          $    3,063     $  (3,063)   $       -
General and administrative expense     $   47,465     $ (15,165)   $    32,300
Net loss attributed to
non-controlling interest               $    6,373     $  (6,373)   $       -
Net loss                               $  (32,300)    $     -      $   (32,300)
Net loss per share                     $    (0.00)    $     -      $     (0.00)

Statement of Cash Flows - For the
-----------------------
Three Months Ended March 31, 2012
Net cash flows used in
operating activities                   $  (40,182)    $  13,825   $   (26,357)
Net cash provided by
investing activities                   $      696        $ (696)  $        -
Net cash provided by
financing activities                   $   42,051     $ (13,952)  $    28,099
Net change in cash                     $    2,565       $  (823)  $     1,742

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

                                       INNOVATIVE PRODUCTS OPPORTUNITIES INC.


Dated: May 15, 2013                                By:/s/ Doug Clark
                                             ----------------------------
                                        Doug Clark, Principal Executive Officer
                                            President and Chairman of the Board


Dated: May 15, 2013                           By:/s/ Robert McLean
                                             ----------------------------
                                    Robert McLean, Principal Accounting Officer