Form 10-Q
period 2013-06-30
Innovative Product Opportunities Inc.
filed 2013-08-14
CIK 1494413

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 Form 10-Q

 [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                ACT OF 1934

                For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of August 14, 2013 the Issuer had 500,000,000 shares of common stock issued and outstanding, par value $0.0001 per share.

                  INNOVATIVE PRODUCT OPPORTUNITIES INC.
                       QUARTERLY REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED JUNE 30, 2013
                     (A Development Stage Enterprise)

TABLE OF CONTENTS
                                                                         Page

PART I  - FINANCIAL INFORMATION

Item 1 - Balance Sheets (Unaudited) as of June 30, 2013
           and December 31, 2012 ...........................................F1

          Statements of Operations (Unaudited) for the three and six months months ended June 30, 2013 and 2012 and from inception
          (April 3, 2009) to June 30, 2013..................................F2

          Statements of Cash Flows (Unaudited) for the
           six months ended June 30, 2013 and 2012 and from inception
           (April 3, 2009) to June 30, 2013.................................F3

          Notes to Financial Statements (Unaudited)......................F4-F9

Item 2  - Management's Discussion and Analysis of Financial Condition and
          Results of Operations..............................................4

Item 3  - Quantitative and Qualitative Disclosures About Market Risk.........7

Item 4T - Controls and Procedures............................................7

PART II - OTHER INFORMATION

Item 1  - Legal Proceedings..................................................8

Item 1A - Risk Factors.......................................................8

Item 2  - Unregistered Sales of Equity Securities and Use of Proceeds........8

Item 3  - Defaults Upon Senior Securities....................................8

Item 4  - Mine Safety Disclosures............................................8

Item 5  - Other Information ................................................9

Item 6  - Exhibits...........................................................10

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Innovative Product Opportunities Inc.
(A Development Stage Enterprise)
BALANCE SHEETS
   (Unaudited)
                                             June 30, 2013    December 31, 2012
                                             =============     ================
ASSETS

Current assets
        Cash                                  $       995       $       2,268
                                             ____________      _______________
                Total current assets                  995               2,268
                                             ____________      _______________
Total assets                                  $       995       $       2,268
                                             =============     ================

LIABILITIES AND STOCKHOLDERS'DEFICIT

Current liabilities
        Accounts payable and accrued
        liabilities                         $       8,783       $       8,234
        Customer deposits                          14,000                  --
        Notes payable                              99,395              78,417
        Due to related party                       76,895              73,602
                                             ____________      _______________
                Total current liabilities         199,073             160,253
                                             ____________      _______________
Total liabilities                                 199,073             160,253
                                             ____________      _______________
Stockholders' deficit
        Preferred stock; $0.001 par value;
        1,000,000 shares authorized,
        -0- issued and outstanding                  --                  --

        Common stock; $0.0001 par value;
        3,000,000,000 shares authorized,
        411,000,000 and 348,000,0000
        shares issued and outstanding as
        of June 30, 2013 and
        December 31, 2012, respectively           41,100               34,800

        Additional paid-in capital             5,812,500            5,735,800

        Accumulated deficit during
        development stage                     (6,051,678)          (5,928,585)
                                              ____________      _______________
        Total stockholders' deficit             (198,078)            (157,985)
                                             ____________      _______________

Total liabilities and stockholders' deficit   $      995         $      2,268
                                             =============     ================

The accompanying footnotes are an integral part of these financial statements.

                                                                            F1

Innovative Product Opportunities Inc.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS
(Unaudited)

                              For the            For the            For the            For the             from inception
                           three months         three months       six months         six months           (April 3, 2009)
                           ended June 30,       ended June 30     ended June 30      ended June 30            through
                              2013                 2012               2013               2012               June 30 2013
                                              (restated-note 1)                     (restated-note 1)
                          ===============       ==============    ==============     ==============        ================

Sales                     $       --          $       --          $       --        $       --              $       21,000
Cost of sales                     --                  --                  --                --                        --
                           --------------        -------------     -------------      -------------         ---------------
Gross profit                      --                  --                  --                --                      21,000
                           --------------        -------------     -------------      -------------         ---------------

Operating expenses
Bad debts                         --                  --                  --                --                      21,000
General and administrative      23,672              56,384              41,843            88,684                   245,828
Stock-based compensation        76,000             149,333              76,000           149,333                 5,588,000
                           --------------        -------------     -------------      -------------         ---------------
Total expenses                  99,672             205,717             117,843           238,017                 5,854,828
                           --------------        -------------     -------------      -------------         ---------------
Net operating loss             (99,672)           (205,717)           (117,843)         (238,017)               (5,833,828)
                           --------------        -------------     -------------      -------------         ---------------

Other income (expense)
Gain on settlement of
accounts receivable               --                  --                  --                --                     336,000
Other-than-temporary
impairment loss on securities     --                  --                  --                --                    (124,950)
Loss on cancellation
of securities                     --                  --                  --                --                    (211,050)
Interest expense               (5,250)                                 (5,250)                                    (217,850)
                           --------------        -------------     -------------      -------------         ---------------
                               (5,250)                --               (5,250)              --                    (217,850)
                           --------------        -------------     -------------      -------------         ---------------

Net loss for the period   $  (104,922)         $   (205,717)      $   (123,093)      $   (238,017)       $      (6,051,678)
                          ===============       ==============    ==============     ==============        ================

Net loss per common
share - basic             $      0.00          $       0.00       $       0.00        $       0.00
                          ===============       ==============    ==============     ==============

Weighted average number
of common shares
outstanding - basic        367,868,133           170,417,581        357,988,952         144,208,789
                          ===============       ==============    ==============     ==============

The accompanying footnotes are an integral part of these consolidated financial statements.
                                                                           F2

Innovative Product Opportunities Inc.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
(Unaudited)
                                                                         From
                                                                      Inception
                                                                      (April 3
                           For the six         For the six              2009)
                           months ended        months ended            through
                           June 30, 2012       June 30, 2011       June 30,2012
                                             (restated-Note 1) (restated-Note1)
Cash flows from             -------------       -------------      ------------
operating activities
Net loss                      $  (123,093)      $   (238,017)      $ (6,051,678)
Adjustments to
reconcile net loss
to net cash used in
operating activities
Shares issued to founder           --                --                  2,000
Stock issued for services        76,000            149,333           5,588,000
Stock issued for interest         1,750              --                  1,750
Amortization of beneficial
conversion feature                3,500              --                216,100
Change in operating assets
and liabilities
Increase in accounts payable
and accrued liabilities             549              5,798               8,783
Increase in customer deposit     14,000              --                 14,000
                            -------------       -------------      ------------
Net cash used in
operating  activities           (27,294)           (82,886)           (221,045)
                            -------------       -------------      ------------
Cash flows from
financing activities
Advances from related party        4,427             24,244          343,320
Repayment of advances
to related party                   (1,134)          (16,541)          (236,425)
Proceeds from notes payable         22,728            84,500           142,645
Repayment of notes payable           --             (15,000)           (27,500)
                            -------------       -------------      ------------
Net cash provided by
financing  activities              26,021             77,203          222,040
                            -------------       -------------      ------------
Net change in cash                 (1,273)            (5,683)            995

Cash, beginning of the period       2,268              6,642              --
                            -------------       -------------      ------------
Cash, end of the period           $   995         $     959       $       995
                            =============       =============      ============
Supplemental disclosure of
non-cash investing and
financing activities
Conversion of due to related
party for common stock            $    --         $     --        $     30,000
                            =============       =============      ============
Conversion of notes payable
for common stock                  $ 3,500         $     --        $       3,500
                            =============       =============      ============
The accompanying footnotes are an integral part of these financial statements.
                                                                            F3

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

On March 1, 2012 the company entered into a license agreement with Szar International, Inc. (dba Cigar & Spirits Magazine) (-Cigar & Spirits-) and moved offices to our new California address with Cigar and Spirits. The agreement grants Innovative the right to market the products of Cigar & Spirits including but not limited to the sales, promotion, and advertising vehicles of the Magazine. There are no specific rent terms included in the license agreement but verbally they have agreed to allow Innovative to use their office on an on-going basis free of additional charge. On July 8, 2013, Innovative received written notice that Cigar & Spirits will cancel the license agreement on August 1, 2013.

Since March 1, 2012, the Company has not earned revenues from rights acquired under this license agreement.

Restatement:

The Balance sheet, statement of operations and the statement of cash flows for the three and six months ended June 30, 2012 have been restated to exclude the operations and cash flows of Cigar & Spirits. On April 11, 2013, the Company reconsidered its original conclusion and determined that the Company is not the primary beneficiary of Cigar & Spirits since it does not have (1) the responsibility to absorb the losses of Cigar & Spirits (2) the ability to direct the activities of Cigar & Spirits. As such, the original Form 10-Q filed by the Company for the quarterly periods ended March 31, 2012, June 30, 2012 and September 30, 2012 should not be relied on.
                                                                            F4

A summary of the effect of the restatement is as follows:

                                As Reported        Restatement      As Restated
                               =============      =============    ============
Balance sheet as of
June 30, 2012
---------------------
Non-controlling interest         $ (50,140)       $  50,140       $       -

Statement of Income -
For the Three Months
Ended June 30, 2012
---------------------
Revenue                         $   32,789        $ (32,789)     $        -
Cost of sales                   $      615        $    (615)     $        -
General and
administrative expense          $  115,777        $  (59,393)    $     56,384
Stock-based compensation        $  149,333        $       -      $    149,333
Net loss attributed to
non-controlling interest        $   27,219        $  (27,219)    $      -
Net loss                        $ (205,717)       $       -      $   (205,717)
Net loss per share              $    (0.00)       $       -      $      (0.00)

Statement of Income
- For the Six Months
Ended June 30, 2012
---------------------
Revenue                         $   44,644        $  (44,644)    $       -
Cost of sales                   $    3,678        $   (3,678)    $       -
General and
administrative expense          $  163,242        $  (74,558)    $     88,684
Stock-based compensation        $  149,333        $       -      $    149,333
Net loss attributed
to non-controlling interest     $   33,592        $  (33,592)    $      -
Net loss                        $ (238,017)       $       -      $   (238,017)
Net loss per share              $    (0.00)       $       -      $      (0.00)

Statement of Cash Flows
- For the Six Months Ended
June 30, 2012
Net cash flows used in
operating activities            $ (114,278)       $    31,392    $    (82,886)
Net cash provided by
investing activities            $      948        $     (948)    $         -
Net cash provided by
financing activities            $   110,503       $   (33,300)   $      77,203
Net change in cash              $    (2,827)      $    (2,856)   $      (5,683)


                                                                          F5

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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2013 and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have significant operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company has an accumulated deficit during development stage at June 30, 2013 and December 31, 2012 of $6,051,678 and $5,928,585, respectively. The Company will be dependent upon the raising of additional capital through placement of its common stock in order to implement its business plan. There can be no assurance that the Company will be successful in this situation. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might result from this uncertainty. The Company is funding its initial operations by way of loans from its Chief Executive Officer. The Company's officers and directors have committed to advancing certain operating costs of the Company.

USE OF ESTIMATES AND ASSUMPTIONS

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.
                                                                        F6

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

REVENUE RECOGNITION

The Company recognizes revenues and the related costs when persuasive evidence of an arrangement exists, delivery and acceptance has occurred or service has been rendered, the price is fixed or determinable, and collection of the resulting receivable is reasonably assured. Amounts invoiced or collected in advance of product delivery or providing services are recorded as deferred revenue or customer deposits. The company accrues for sales returns, bad debts , and other allowances based on its historical experience.
Net sales under certain long-term contracts for product design, which may provide for periodic payments, are recognized under the percentage-of-completion method. Estimated cost-at-completion for these contracts are reviewed on a routine periodic basis, and adjustments are made periodically to the estimated cost-at-completion, based on actual costs incurred, progress made , and estimates of the costs required to complete the contractual requirements. When the estimated cost-at-completion exceeds the contract value, the contract is written down to its net realizable value, and the loss resulting from cost overruns is immediately recognized.

To properly match net sales with costs, certain contracts may have revenue recognized in excess of billings (unbilled revenues), and other contracts may have billings in excess of net sales recognized (customer deposits). Under long-term contracts, the prerequisites for billing the customer for periodic payments generally involve the Company's achievement of contractually specific, objective milestones (e.g., scheduling, design concepts, source and engage prototyping, review, adjust and re-design, re-prototype and submit for field testing, source and engage production modules, post production implementation).

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

STOCK-BASED COMPENSATION

The Company measures stock-based compensation at the grant date based on the fair value of the award and recognizes stock-based compensation expense over the requisite service period.
                                                                           F7

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

RECENT ACCOUNTING PRONOUNCEMENTS

There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted the quarter ended June 30, 2013 or which are expected to impact future periods, that were not already adopted and disclosed in prior periods.

NOTE 3 - CUSTOMER DEPOSITS

During the quarterly period ended June 30, 2013, the company invoiced and received cash in the amount of $14,000 for a new product design project on behalf of two customers. In accordance with the revenue recognition policy of the Company, all revenue has been deferred since the Company has not met a contractually specific milestone in the design project.

The customer deposits were received by two customers who are shareholders and note holders of the Company. One customer advanced $7,000 in cash holds notes payable of $45,750 in the Company at June 30, 2013 and is a 0% and 5.7% shareholder at June 30, 2013 and August 7, 2013, respectively. The second customer also advanced $7,000 in cash holds notes payable of $42,917 in the Company at June 30, 2013 and is a 0% and 5.0% shareholder at June 30, 2013 and August 7, 2013, respectively.

NOTE 4 - NOTES PAYABLE

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

On June 6, 2013, the Company issued a promissory note in the amount of $4,728. This note is unsecured, bears no interest and is payable on demand by the note holder.
                                                                        F8

On June 18, 2013, the Company amended an unsecured, non-interest bearing promissory note payable on demand in the amount $1,750 issued to the Cellular Connection Ltd. The modification of the Note has been accounted for as debt extinguishment and the issuance of a new debt instrument. Under the terms of the Side Letter Agreement, the Note has a fixed conversion price of $0.0001 per share of common stock. In additional, as a result of the modification the face value of the Note was increased from $1,750 to $3,500 resulting in a finance charge of $1,750. The note bears interest at 20% per annum and allows for the lender to secure a portion of the Company assets up to 200% of the face value of the note and mature one year from the day of their respective issuance. The amendment of the terms of Promissory Note resulted in a beneficial conversion feature of $3,500 since the closing price of common stock on June 18, 2013 exceeded the fixed conversion price. The beneficial conversion feature of $3,500 is included in additional paid-in capital and was fully amortized and included in interest expense.
On June 18, 2013 the holder of the note converted $3,500 of principal plus accrued interest into 35,000,000 shares of the Company's common stock.

NOTE 5 - STOCKHOLDERS' EQUITY

The Company is authorized to issue an aggregate of 3,000,000,000 common shares with a par value of $0.0001 per share and 1,000,000 shares of preferred stock with a par value of $0.001 per share. No preferred shares have been issued.

On April 30, 2013, the Company received for no consideration 12,000,000 shares of its common stock for cancellation, the effect of the cancellation of shares was immaterial thus no retroactive treatment was applied.

On May 8, 2013, the Company issued 40,000,000 shares of common stock valued at $76,000 as stock-based compensation for business development and consulting services.

On June 18, 2013, the holder a promissory note converted $3,500 of principal and interest into 35,000,000 shares of the Company's common stock at a fixed conversion price of $0.0001 per share.

NOTE 6 - SUBSEQUENT EVENT

On July 2, 2013, the company amended an unsecured, non-interest bearing promissory note payable on demand in the amount $12,500 issued to the Al Kau. Under the terms of the Side Letter Agreement, the Note has a fixed conversion price of $0.0001 per share of common stock. In additional, as a result of the modification the face value of the Note was increased from $12,500 to $18,000. The note bears interest at 20% per annum and allows for the lender to secure a portion of the Company assets up to 200% of the face value of the note and mature one year from the day of their respective issuance. On July 11, 15 and 16, 2013 the holder of the note converted $8,900 of principal plus accrued interest into 89,000,000 shares of the Company's common stock.

On July 8, 2013, Innovative received written notice that Cigar & Spirits will cancel the license agreement on August 1, 2013 (Note 1)

On August 6, 2013, the Company filed with State of Delaware a Certificate of Designation to amend the Certificate of Incorporation. The amendment increases the total number of shares of which the Company share has the authority to issue to 3,001,000,000 shares consisting of 3,000,000,000 shares of common stock, par value $0.0001 per share and 1,000,000 shares of preferred stock, par value $0.001 per share. All share information has been revised to reflect the increase in the total number of shares.
                                                                        F9

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

On March 1, 2012, we entered into a License Agreement with Szar International, Inc. (dba Cigar & Spirits Magazine) ('Cigar & Spirits'). Under the terms of the Agreement, we have the right to market the products of Cigar & Spirits including but not limited to the sales, promotion and advertising vehicles. We have agreed to pay a fee of 1.5% of all sales generated plus a management fee of 1.5% based on the total monies paid for employee salaries, benefits and commissions. The Company is responsible for all expenses that relate to sales generated under the License Agreement. Cigar & Spirits may at any time in its sole discretion, with sixty days prior notice, terminate the agreement and revoke the license granted for any reason whatsoever and upon such termination we will immediately stop using the Cigar & Spirits trade names. On July 8, 2013 Innovative received written notice that Cigar & Spirits will cancel the license agreement on August 1, 2013.

Since March 1, 2012, the Company has not earned revenues from rights acquired under this license agreement.

RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012 AND FROM INCEPTION (APRIL 3, 2009) THROUGH JUNE 30, 2013.

REVENUES

Our revenue for the three and six months ended June 30, 2013 was $0 and $0, respectively, compared to $0 and $0 for the three and six months ended
June 30, 2012. Our revenue from inception (April 3, 2009) through June 30, 2013 was $21,000. We earned $21,000 of revenue from a contract for design consultation in 2010. This amount was originally booked as Accounts Receivable and since it was not collected within a reasonable period, an allowance was
booked in the subsequent period.   We are completely dependent upon the
willingness of our management to fund our initial operations by way of loans from our Chief Executive Officer and shareholders.

COSTS OF GOODS SOLD

We did not incur cost of sales for the three months ended June 30, 2013 and 2012 and for the cumulative period from Inception (April 3, 2009) through June 30, 2013.

OPERATING EXPENSES

Our general and administrative expense for the three and six months ended
June 30, 2013 was $28,922 and $56,384, respectively, compared to $47,093 and $88,684 for the three and six months ended June 30, 2012. The expenses can be primarily attributed to our need to pay for professional fees, our transfer agent and investment relations. During the three months ended June 30, 2013, we issued 40,000,000 shares of common stock of the Company valued at $76,000 for business development and consulting services.

NET INCOME/LOSS

Our net loss for the three and six months ended June 30, 2013 was $104,922 and $123,093 respectively, compared to $205,717 and $238,017 for the three and six months ended June 30, 2012. Our losses during the quarter ended June 30, 2013 and 2012 are due to costs associated with professional fees, our transfer agent investor relations and stock-based compensation.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

As of June 30, 2013, we had total current assets of $995 and total current liabilities of $199,073, resulting in a working capital deficit of $198,078.
At June 30, 2013, we had cash of $995. Our cash flows used in operating activities for the six months ended June 30, 2013 was $27,294. Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations. Our cash flow from financing activities for the three months ended June 30, 2013 was $26,021. The Company has an accumulated deficit during development stage at June 30, 2013 and December 31, 2012 of $6,051,678 and $5,928,585, respectively. The deficit reported at June 30, 2013 is largely a result of operating expenses for professional fees, our transfer agent, investor relations, stock-based compensation and loss on settlement of debt.

On June 18, 2013, the Company amended an unsecured, non-interest bearing promissory note payable on demand in the amount $1,750 issued to the Cellular Connection Ltd. The modification of the Note has been accounted for as debt extinguishment and the issuance of a new debt instrument. Under the terms of the Side Letter Agreement, the Note has a fixed conversion price of $0.0001 per share of common stock. In additional, as a result of the modification the face value of the Note was increased from $1,750 to $3,500 resulting in a finance charge of $1,750. The note bears interest at 20% per annum and allows for the lender to secure a portion of the Company assets up to 200% of the face value of the note and mature one year from the day of their respective issuance The amendment of the terms of Promissory Note resulted in a beneficial conversion feature of $3,500 since the closing price of common stock on June 18 2013 exceeded the fixed conversion price. The beneficial conversion feature of $3,500 is included in additional paid-in capital. On June 18, 2013 the holder of the note converted $3,500 of principal plus accrued interest into 35,000,000 shares of the Company's common stock.

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


CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

During the quarter ended June 30, 2013, we did not have any defaults upon senior securities.
ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

The Balance sheet, statement of operations and the statement of cash flows for the three and six months ended June 30, 2012 have been restated to exclude the operations and cash flows of Cigar & Spirits. On April 11, 2013, the Company reconsidered its original conclusion and determined that the Company is not the primary beneficiary of Cigar & Spirits since it does not have (1) the responsibility to absorb the losses of Cigar & Spirits (2) the ability to direct the activities of Cigar & Spirits. As such, the original Form 10-Q filed by the Company for the quarterly periods ended March 31, 2012, June 30, 2012 and September 30, 2012 should not be relied on.

A summary of the effect of the restatement is as follows:

                                     As Reported     Restatement    As Restated
                                   =============    =============   ===========
Balance sheet as of June 30, 2012
---------------------------------
Non-controlling interest           $   (50,140)    $     50,140     $      -

Statement of Income - For the
Three Months Ended June 30, 2012
--------------------------------
Revenue                            $    32,789     $    (32,789)    $      -
Cost of sales                      $       615     $       (615)    $      -
General and administrative expense $   115,777     $    (59,393)    $   56,384
Stock-based compensation           $   149,333     $        -       $  149,333
Net loss attributed to
non-controlling interest           $    27,219     $     (27,219)   $      -
Net loss                           $  (205,717)    $        -       $ (205,717)
Net loss per share                 $     (0.00)    $        -       $    (0.00)


Statement of Income - For the
Six Months Ended June 30, 2012
--------------------------------
Revenue                            $    44,644     $      (44,644)  $       -
Cost of sales                      $     3,678     $       (3,678)  $       -
General and administrative expense $   163,242     $      (74,558)  $   88,684
Stock-based compensation           $   149,333     $        -       $  149,333
Net loss attributed to
non-controlling interest           $    33,592     $      (33,592)  $       -
Net loss                           $  (238,017)    $        -       $ (238,017)
Net loss per share                 $     (0.00)    $        -       $    (0.00)

Statement of Cash Flows - For the
Six Months Ended June 30, 2012
--------------------------------
Net cash flows used in
operating activities               $  (114,278)    $       31,392   $  (82,886)
Net cash provided by
investing activities               $       948     $         (948)  $       -
Net cash provided by
inancing activities                $   110,503     $      (33,300)  $   77,203
Net change in cash                 $    (2,827)    $       (2,856)  $   (5,683)

ITEM 6. EXHIBITS

EXHIBIT NO.             IDENTIFICATION OF EXHIBIT

 3.1    Certificate of Incorporation, dated April 3, 2009 (included as
        Exhibit 3.1 to the Form S-1 filed June 22, 2010, and incorporated herein by reference).

 3.2 Bylaws, dated April 3, 2009 (included as Exhibit 3.2 to the Form S-1 filed June 22, 2010, and incorporated herein by reference).

 3.3 Certificate of Amendment to the Certificate of Incorporation, dated August 8th, 2013 (filed herewith).

 4.1 Specimen Stock Certificate (included as Exhibit 4.1 to the Form S-1 filed June 22, 2010, and incorporated herein by reference).

 4.2 Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, dated August 6th, 2013
        (filed herewith)

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

                                         INNOVATIVE PRODUCTS OPPORTUNITIES INC.


Dated: August 14, 2013                  By:/s/ Doug Clark
                                        ----------------------------
                                        Doug Clark, Principal Executive Officer
                                        President and Chairman of the Board


Dated: August 14, 2013                  By:/s/ Robert McLean
                                        ----------------------------
                                         Robert McLean, Principal Accounting
                                         Officer