Form 10-Q
period 2013-09-30
Innovative Product Opportunities Inc.
filed 2013-11-19
CIK 1494413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission File Number: 333-167667

INNOVATIVE PRODUCT OPPORTUNITIES INC.

(Exact name of registrant as specified in its charter)

Delaware	42-1770123
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

8400 Edinger Avenue Suite 202R Huntington Beach, California	92647
(Address of Principal Executive Offices)	(Zip Code)

(347) 789-7131

(Registrant's telephone number, including area code)

27141 Aliso Creek Road, Suite 235, Aliso Viejo, California

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

1

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 14, 2013, the issuer had 500,000,000 shares of its common stock issued and outstanding, par value $0.0001 per share.

2

INNOVATIVE PRODUCT OPPORTUNITIES INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2013

(A Development Stage Enterprise)

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Innovative Product Opportunities Inc.
(A Development Stage Enterprise)
BALANCE SHEETS
(Unaudited)
	September 30, 2013	December 31, 2012

ASSETS

Current assets
Cash	$4,751	$2,268
Total current assets	4,751	2,268

Property and equipment, net	635	--

Total assets	$5,386	$2,268

LIABILITIES AND STOCKHOLDERS’DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$11,399	$8,234
Customer deposit	58,000	--
Convertible notes, net of unamortized debt discount of $6,370 and $0, respectively	2,730	--
Notes payable	86,895	78,417
Due to related party	76,895	73,602
Total current liabilities	235,919	160,253

Total liabilities	235,919	160,253

Stockholders’ deficit
Preferred stock; $0.001 par value; 1,000,000 shares authorized, -0- issued and outstanding	--	--

Common stock; $0.0001 par value; 3,000,000,000 shares authorized, 500,000,000 and 348,000,0000 shares issued and outstanding, respectively	50,000	34,800

Additional paid-in capital	5,825,000	5,735,800

Accumulated deficit during development stage	(6,105,533)	(5,928,585)
Total stockholders’ deficit	(230,533)	(157,985)

Total liabilities and stockholders’ deficit	$5,386	$2,268

The accompanying footnotes are an integral part of these financial statements.

Innovative Product Opportunities Inc.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS
(Unaudited)

For the three months ended September 30, 2013		For the three months ended September 30, 2012 (Restated – Note 1)	For the nine months ended September 30, 2013	For the nine months ended September 30, 2012 (Restated – Note 1)	From inception (April 3, 2009) through September 30, 2013

Sales	$--	$--	$--	$--	$21,000
Cost of sales	--	--	--	--	--
Gross profit	--	--	--	--	21,000

Operating expenses
Bad debts	--	--	--	--	21,000
General and administrative	41,840	7,341	83,683	96,025	287,668
Stock-based compensation - consulting services	--	47,667	76,000	197,000	5,588,000
Total expenses	41,840	55,008	159,683	293,025	5,896,668
Net operating loss	(41,840)	(55,008)	(159,683)	(293,025)	(5,875,668)

Other income (expense)
Gain on settlement of accounts receivable	--	--	--	--	336,000
Other-than-temporary impairment loss on securities	--	--	--	--	(124,950)
Loss on cancellation of securities	--	--	--	--	(211,050)
Loss on debt settlement	--	--	--	--	(212,600)
Interest	(12,015)	--	(17,265)		(17,265)
	(12,015)	--	(17,265)	--	(229,865)

Net loss for the period	$(53,855)	$(55,008)	$(176,948)	$(293,025)	$(6,105,533)

Net loss per common share - basic	$0.00	$0.00	$0.00	$0.00

Weighted average number of common shares outstanding – basic	486,293,478	170,417,581	383,362,578	144,208,789

The accompanying footnotes are an integral part of these financial statements.

Innovative Product Opportunities Inc.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
(Unaudited)
	For the nine months ended September 30, 2013	For the nine months ended September 30, 2012 (Restated – Note 1)		From Inception (April 3, 2009) through September 30, 2013
Cash flows from operating activities
Net loss	$(176,948)		$(293,025)	$(6,105,533)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	58		--	58
Shares issued to founder	--		--	2,000
Stock issued for services	76,000		197,000	5,588,000
Loss on settlement of debt	--		--	212,600
Accretion of debt discount	16,880		--	11,630
Change in operating assets and liabilities
Increase in accounts payable and accrued liabilities	3,165		6,248	11,399
Increase in customer deposit	58,000		--	58,000
Net cash used in operating activities	(22,845)		(89,777)	(216,596)

Cash flows used in investing activities
Purchase of equipment	(693)		--	(693)
	(693)		--	(693)

Cash flows from financing activities
Advances from related party	4,427		28,494	343,320
Repayment of advances to related party	(1,134)		(16,541)	(236,425)
Proceeds from notes payable	22,728		86,250	142,645
Repayment of notes payable	--		(15,000)	(27,500)
Net cash provided by financing activities	26,021		83,203	222,040

Net change in cash	2,483		(6,574)	4,751

Cash, beginning of the period	2,268		6,642	--

Cash, end of the period	$4,751		$68	$4,751

Supplemental disclosure of non-cash investing and financing activities
Conversion of due to related party for common stock	$--		$--	$30,000
Conversion of notes payable for common stock	$12,400		$--	$12,400
Beneficial conversion feature debt discount	$870	$		$870

The accompanying footnotes are an integral part of these financial statements.

Innovative Product Opportunities Inc.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

Restatement:

The balance sheet, statement of operations and the statement of cash flows for the three and nine months ended September 30, 2012 have been restated to exclude the operations and cash flows of Cigar & Spirits. On April 11, 2013, the Company reconsidered its original conclusion and determined that the Company is not the primary beneficiary of Cigar & Spirits since it does not have (1) the responsibility to absorb the losses of Cigar & Spirits (2) the ability to direct the activities of Cigar & Spirits. As such, the original Form 10-Q filed by the Company for the quarterly periods ended March 31, 2012, September 30, 2012 and September 30, 2012 should not be relied on.

A summary of the effect of the restatement is as follows:

	As Reported	Restatement	As Restated

Balance sheet as of September 30, 2012
Non-controlling interest	$(82,923)	$82,923	$—

Statement of Income - For the Three Months Ended September 30, 2012
Revenue	$58.902	$(58,902)	$—
Cost of sales	$14,295	$(14,295)	$—
General and administrative expense	$84,730	$(77,390)	$7,340
Stock-based compensation	$47,668	$—	$47,668
Net loss attributed to non-controlling interest	$32,783	$(32,783)	$—
Net loss	$(55,008)	$—	$(55,008)
Net loss per share	$(0.00)	$—	$(0.00)

Statement of Income - For the Nine months Ended September 30, 2012
Revenue	$103,546	$(103,546)	$—
Cost of sales	$17,973	$(17,973)	$—
General and administrative expense	$247,973	$(151,948)	$96,025
Stock-based compensation	$197,000	$—	$197,000
Net loss attributed to non-controlling interest	$66,375	$(66,375)	$—
Net loss	$(293,025)	$—	$(293,025)
Net loss per share	$(0.00)	$—	$(0.00)

Statement of Cash Flows - For the Nine months Ended September 30, 2012
Net cash flows used in operating activities	$(140,401)	$50,624	$(89,777)
Net cash provided by investing activities	$948	$(948)	$—
Net cash provided by financing activities	$137,682	$(54,479)	$83,203
Net change in cash	$(1,771)	$(4,803)	$(6,574)

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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2013 and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have significant operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company has an accumulated deficit during development stage at September 30, 2013 and December 31, 2012 of $6,105,533 and $5,928,585, respectively. The Company will be dependent upon the raising of additional capital through placement of its common stock in order to implement its business plan. There can be no assurance that the Company will be successful in this situation. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might result from this uncertainty. The Company is funding its initial operations by way of loans from its Chief Executive Officer. The Company's officers and directors have committed to advancing certain operating costs of the Company.

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

REVENUE RECOGNITION

The Company recognizes revenues and the related costs when persuasive evidence of an arrangement exists, delivery and acceptance has occurred or service has been rendered, the price is fixed or determinable, and collection of the resulting receivable is reasonably assured. Amounts invoiced or collected in advance of product delivery or providing services are recorded as deferred revenue or customer deposits. The company accrues for sales returns, bad debts, and other allowances based on its historical experience. Net sales under certain long-term contracts for product design, which may provide for periodic payments, are recognized under the percentage-of-completion method. Estimated cost-at-completion for these contracts are reviewed on a routine periodic basis, and adjustments are made periodically to the estimated cost-at-completion, based on actual costs incurred, progress made, and estimates of the costs required to complete the contractual requirements. When the estimated cost-at-completion exceeds the contract value, the contract is written down to its net realizable value, and the loss resulting from cost overruns is immediately recognized.

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

Revenue for services contracts will be recognized under a proportional performance model if the following criteria are met (i) the arrangement provides for periodic billings as services are provided (ii) the customer receives value as the services as rendered, not just upon the completion of the services and (iii) the customer need not re-perform services that it has already received if it terminates the service contract early and hires another service provider to complete the service deliverable. If these criteria are not met, the Company will recognize revenue on the service contracts using the completed contract method.

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

RECENT ACCOUNTING PRONOUNCEMENTS

There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted the quarter ended September 30, 2013 or which are expected to impact future periods, that were not already adopted and disclosed in prior periods.

NOTE 3 - CUSTOMER DEPOSITS

During the nine month period ended September 30, 2013, the company invoiced and received cash in the amount of $58,000 for a new product design project on behalf of two customers. In accordance with the revenue recognition policy of the Company, all revenue has been deferred since the Company recognizes revenue under this service contract using the completed contract method.

The customer deposits were received by two customers who are shareholders and note holders of the Company. One customer, Al Kau, advanced $29,000 in cash holds notes payable of $33,250 and a convertible note of $2,730 (net of debt discount of $6,370) in the Company at September 30, 2013 and is a 6.0% shareholder at September 30, 2013. The second customer, Aaron Shrira, also advanced $29,000 in cash holds notes payable of $42,917 in the Company at September 30, 2013 and is a 0% shareholder at September 30, 2013.

NOTE 4 – CONVERTIBLE NOTES

On June 18, 2013, the Company amended an unsecured, non-interest bearing promissory note payable on demand with a carrying value $1,750 issued to the Cellular Connection Ltd. The modification of the Note has been accounted for as debt extinguishment and the issuance of a new debt instrument. Under the terms of the Side Letter Agreement, the Note has a fixed conversion price of $0.0001 per share of the Company’s common stock. In additional, as a result of the modification the face value of the Note was increased from $1,750 to $3,500 resulting in a finance charge of $1,750. The note bears interest at 20% per annum and allows for the lender to secure a portion of the Company assets up to 200% of the face value of the note and mature one year from the day of their respective issuance. The amendment of the terms of Promissory Note resulted in a beneficial conversion feature of $3,500 since the closing price of common stock on June 18, 2013 exceeded the fixed conversion price. The beneficial conversion feature of $3,500 is included in additional paid-in capital. On June 18, 2013 the holder of the note converted $3,500 of principal plus accrued interest into 35,000,000 shares of the Company's common stock.

On July 2, 2013, the Company agreed to amend the term of an unsecured, non-interest bearing promissory note payable on demand with a carrying value $12,500 issued to the Al Kau, Al Kau is a consultant, investor and customer of the Company. Under the terms of the Side Letter Agreement, the issue price of the Note is $12,500 with a face value of $18,000 and the terms of the Note include a fixed conversion price of $0.0001 per share of Company’s common stock and a maturity date of May 10, 2014. The amendment of the terms of the Note resulted in a beneficial conversion feature of $12,500 since the closing price of common stock on July 2, 2013 exceeded the fixed conversion price. The beneficial conversion feature of $12,500 is included in additional paid-in capital. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the note. On July 11, 15 and 16, 2013 the holder of the note converted $8,900 of principal plus accrued interest into 89,000,000 shares of the Company's common stock. Accreted interest expense of $11,630 as result of the amortization of the debt discount is included in interest expense in the statement of operations for the three and nine months ended September 30, 2013.

NOTE 5 – NOTES PAYABLE

On January 8, 2013, the Company issued a promissory note in the amount of $6,000 from Al Kau. This note is unsecured, bears no interest and is payable on demand by the note holder.

On February 2, 2013, the Company issued a promissory note in the amount of $6,000 to Al Kau. This note is unsecured, bears no interest and is payable on demand by the note holder.

On February 22, 2013, the Company issued a promissory note in the amount of $6,000 to The Cellular Connection Limited. This note is unsecured, bears no interest and is payable on demand by the note holder.

On June 6, 2013, the Company issued a promissory note in the amount of $4,728 to the Cellular Connection Limited. This note is unsecured, bears no interest and is payable on demand by the note holder.

NOTE 6 – DUE TO RELATED PARTY

As of September 30, 2013 and December 31, 2012 advances of $76,895 and $73,602 respectively, were due to the Company's Chief Executive Officer. The balances are non-interest bearing, unsecured and have no specified terms of repayment.

NOTE 7 - STOCKHOLDERS’ EQUITY

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

On May 8, 2013, the Company issued 40,000,000 shares of common stock to Stuart Turk and Lincoln Salazar valued at $76,000 as stock-based compensation for business development and consulting services.

On June 18, 2013, The Cellular Connection Limited converted $3,500 of principal and interest of a convertible note into 35,000,000 shares of the Company’s common stock at a fixed conversion price of $0.0001 per share.

On July 11, 15 and 16, 2013 Al Kau, consultant, investor and customer of the Company, the holder of a convertible note converted $8,900 of principal plus accrued interest into 89,000,000 shares of the Company's common stock.

NOTE 8 – SUBSEQUENT EVENTS

From November 4, 2013 to November 8, 2013, the Company authorized the issue of 485,000,000 of shares of common stock to consultants for services. The Chief Executive Officer is currently holding these shares certificate until the agreements with the consultants are executed. The Company does not consider these shares to be issued and outstanding because the certificates are held and controlled by the Company.

The Company expects to execute agreements with the following consultants:

Expected Consultant	Expected Shares of Common Stock of the Company to be Issued for Consideration for Anticipated Services	Description of Anticipated Services
Tony Diveronica	49,000,000	Development, implementation and maintenance of sound business strategies including identification of suitable merger and acquisition candidates.
Steve Roy	49,000,000	Development, implementation and maintenance of sound business strategies including website development.
Stuart Turk	89,000,000	Development, implementation and maintenance of sound business strategies including identification of suitable merger and acquisition candidates.
Al Kau	50,000,000	Development, implementation and maintenance of sound business strategies including identification of suitable merger and acquisition candidates.
Aaron Shrira	50,000,000	Development, implementation and maintenance of sound business strategies including identification of suitable merger and acquisition candidates.
Robert McLean	65,000,000	Chief Financial Officer compensation.
Grant Stummer	65,000,000	Directors’ fees.
Bill Reil	68,000,000	Development, implementation and maintenance of sound business strategies including identification of suitable merger and acquisition candidates.

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

BUSINESS OVERVIEW

We were incorporated on April 3, 2009 as Innovative Product Opportunities Inc. under the laws of the State of Delaware. We are currently in the development stage as the Company has not generated significant revenue from its operations and is currently seeking new business opportunities. We expect to incur losses in the foreseeable future due to significant costs associated with our business startup, developing our business and costs associated with on-going operations. Our business is to be a service only product development firm to meet the needs of new and emerging product ideas available for sale today and in the future. Our Certified Engineering Technicians including our CEO and sub-contracts, who can be hired as required, can participate in the creation of products, from hand sketches and design through prototyping and construction. We offer project management to assist our client to produce finished parts ready to market in numerous industries including, but not limited to, consumer and household goods, office products, furniture, and toys. We believe that we will be able to deliver a complete solution to startup and development stage companies.

On March 1, 2012, we entered into a License Agreement with Szar International, Inc. (dba Cigar & Spirits Magazine) (“Cigar & Spirits”). Under the terms of the Agreement, we have the right to market the products of Cigar & Spirits including but not limited to the sales, promotion and advertising vehicles. We have agreed to pay a fee of 1.5% of all sales generated plus a management fee of 1.5% based on the total monies paid for employee salaries, benefits and commissions. The Company is responsible for all expenses that relate to sales generated under the License Agreement. Cigar & Spirits may at any time in its sole discretion, with sixty days prior notice, terminate the agreement and revoke the license granted for any reason whatsoever and upon such termination we will immediately stop using the Cigar & Spirits trade names. On July 8, 2013, Innovative received written notice that Cigar & Spirits will cancel the license agreement on August 1, 2013. As the Company believes Cigar & Spirits did not provide us with the right to market Cigar & Spirits products as required under the License Agreement, no expense or liability has been recorded for fees. To date, Cigar & Spirits has not requested any fees from the Company.

Since March 1, 2012, the Company has not earned revenues from rights acquired under this license agreement.

RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 AND FROM INCEPTION (APRIL 3, 2009) THROUGH SEPTEMBER 30, 2013.

REVENUES

Our revenue for the three and nine months ended September 30, 2013 was $0 and $0, respectively, compared to $0 and $0 for the three and nine months ended September 30, 2012. Our revenue from inception (April 3, 2009) through September 30, 2013 was $21,000. We earned $21,000 of revenue from a contract for design consultation in 2010. This amount was originally booked as Accounts Receivable and since it was not collected within a reasonable period, an allowance was booked in the subsequent period. We are completely dependent upon the willingness of our management to fund our initial operations by way of loans from our Chief Executive Officer and shareholders.

COSTS OF GOODS SOLD

We did not incur cost of sales for the three and nine months ended September 30, 2013 and 2012 and for the cumulative period from Inception (April 3, 2009) through September 30, 2013.

OPERATING EXPENSES

Our general and administrative expense for the three and nine months ended September 30, 2013 was $41,840 and $83,683, respectively, compared to $7,341 and $96,025 for the three and nine months ended September 30, 2012. The expenses can be primarily attributed to our need to pay for professional fees, our transfer agent and investment relations. During the nine months ended September 30, 2013, we issued 40,000,000 shares of common stock of the Company valued at $76,000 for business development and consulting services.

OTHER INCOME (EXPENSE)

Interest expense for the three and nine months ended September 30, 2013 was $12,015 and $17,265, respectively, compared to $0 and $0 for the three and nine months ended September 30, 2012. Interest expense is a result of amortization of debt discounts on convertible notes.

NET INCOME/LOSS

Our net loss for the three and nine months ended September 30, 2013 was $53,855 and $176,948 respectively, compared to $55,088 and $293,025 for the three and nine months ended September 30, 2012. Our losses during the quarter ended September 30, 2013 and 2012 are due to costs associated with professional fees, our transfer agent, investor relations and stock-based compensation.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

As of September 30, 2013, we had total current assets of $4,751 and total current liabilities of $235,919, resulting in a working capital deficit of $231,168. At September 30, 2013, we had cash of $4,751. Our cash flows used in operating activities for the nine months ended September 30, 2013 was $22,845. Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations. Our cash flow from financing activities for the nine months ended September 30, 2013 was $26,021. Our cash flows used in investing activities for the nine months ended September 30, 2013 was $693 for the purchase of equipment. The Company has an accumulated deficit during development stage at September 30, 2013 and December 31, 2012 of $6,105,533 and $5,928,585, respectively. The deficit reported at September 30, 2013 is largely a result of operating expenses for professional fees, our transfer agent, investor relations, stock-based compensation and loss on settlement of debt.

On June 18, 2013, the Company amended an unsecured, non-interest bearing promissory note payable on demand with a carrying value $1,750 issued to the Cellular Connection Ltd. The modification of the Note has been accounted for as debt extinguishment and the issuance of a new debt instrument. Under the terms of the Side Letter Agreement, the Note has a fixed conversion price of $0.0001 per share of the Company’s common stock. In additional, as a result of the modification the face value of the Note was increased from $1,750 to $3,500 resulting in a finance charge of $1,750. The note bears interest at 20% per annum and allows for the lender to secure a portion of the Company assets up to 200% of the face value of the note and mature one year from the day of their respective issuance. The amendment of the terms of Promissory Note resulted in a beneficial conversion feature of $3,500 since the closing price of common stock on June 18, 2013 exceeded the fixed conversion price. The beneficial conversion feature of $3,500 is included in additional paid-in capital. On June 18, 2013 the holder of the note converted $3,500 of principal plus accrued interest into 35,000,000 shares of the Company's common stock.

On July 2, 2013, the Company agreed to amend the term of an unsecured, non-interest bearing promissory note payable on demand with a carrying value $12,500 issued to the Al Kau. Under the terms of the Side Letter Agreement, the issue price of the Note is $12,500 with a face value of $18,000 and the terms of the Note include a fixed conversion price of $0.0001 per share of Company’s common stock and a maturity date of May 10, 2014. The amendment of the terms of the Note resulted in a beneficial conversion feature of $12,500 since the closing price of common stock on July 2, 2013 exceeded the fixed conversion price. The beneficial conversion feature of $12,500 is included in additional paid-in capital. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the note. On July 11, 15 and 16, 2013 the holder of the note converted $8,900 of principal plus accrued interest into 89,000,000 shares of the Company's common stock. Accreted interest expense of $11,630 as result of the amortization of the debt discount is included in interest expense in the statement of operations for the three and nine months ended September 30, 2013.

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

We expect to be able to secure capital through advances from our Chief Executive Officer, note holders, shareholders and others in order to pay expenses such as organizational costs, filing fees, accounting fees and legal fees. We believe it will be difficult to secure capital in the future because we have no assets to secure debt and there is currently no trading market for our securities. We will need additional capital in the next twelve months and if we cannot raise such capital on acceptable terms, we may have to curtail our operations or terminate our business entirely.

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

OPERATING CAPITAL AND CAPITAL EXPENDITURE REQUIREMENTS

We are currently funding our operations by way of cash advances from our Chief Executive Officer, note holders, shareholders and others. We hope to be able to compensate our independent contractors with stock-based compensation, which will not require us to use our cash, although there can be no assurances that we will be successful in these efforts. We expect that we will be required to raise an additional $200,000 in cash by issuing new debt or equity for operating costs in order to implement our business plan in the next twelve months. The funds are loaned to the Company as required to pay amounts owed by the Company. As such, our operating capital is currently limited to the personal resources of our Chief Executive Officer, note holders, shareholders and others. The loans from our Chief Executive Officer, note holders, shareholders and others are unsecured and non-interest bearing and have no set terms of repayment. Our common stock started trading over the counter and has been quoted on the Over-The Counter Bulletin Board since February 17, 2011. The stock currently trades under the symbol “IPRU.OB.”

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

During the quarter ended September 30, 2013, we did not have any defaults upon senior securities.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

The Balance sheet, statement of operations and the statement of cash flows for the three and nine months ended September 30, 2012 have been restated to exclude the operations and cash flows of Cigar & Spirits. On April 11, 2013, the Company reconsidered its original conclusion and determined that the Company is not the primary beneficiary of Cigar & Spirits since it does not have (1) the responsibility to absorb the losses of Cigar & Spirits (2) the ability to direct the activities of Cigar & Spirits. As such, the original Form 10-Q filed by the Company for the quarterly periods ended March 31, 2012, September 30, 2012 and September 30, 2012 should not be relied on.

A summary of the effect of the restatement is as follows:

	As Reported	Restatement	As Restated

Balance sheet as of September 30, 2012
Non-controlling interest	$(82,923)	$82,923	$—

Statement of Income - For the Three Months Ended September 30, 2012
Revenue	$58.902	$(58,902)	$—
Cost of sales	$14,295	$(14,295)	$—
General and administrative expense	$84,730	$(77,390)	$7,340
Stock-based compensation	$47,668	$—	$47,668
Net loss attributed to non-controlling interest	$32,783	$(32,783)	$—
Net loss	$(55,008)	$—	$(55,008)
Net loss per share	$(0.00)	$—	$(0.00)

Statement of Income - For the Nine months Ended September 30, 2012
Revenue	$103,546	$(103,546)	$—
Cost of sales	$17,973	$(17,973)	$—
General and administrative expense	$247,973	$(151,948)	$96,025
Stock-based compensation	$197,000	$—	$197,000
Net loss attributed to non-controlling interest	$66,375	$(66,375)	$—
Net loss	$(293,025)	$—	$(293,025)
Net loss per share	$(0.00)	$—	$(0.00)

Statement of Cash Flows - For the Nine months Ended September 30, 2012
Net cash flows used in operating activities	$(140,401)	$50,624	$(89,777)
Net cash provided by investing activities	$948	$(948)	$—
Net cash provided by financing activities	$137,682	$(54,479)	$83,203
Net change in cash	$(1,771)	$(4,803)	$(6,574)

ITEM 6. EXHIBITS

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Certificate of Incorporation, dated April 3, 2009		S-1		3.1	6/22/2010
3.2	Bylaws, dated April 3, 2009		S-1		3.2	6/22/2010
3.3	Certificate of Amendment to the Certificate of Incorporation, dated August 8, 2013		10-Q		3.3	8/14/2013
4.1	Specimen Stock Certificate		S-1		4.1	6/22/2010
4.2	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, dated August 6, 2013		10-Q		4.2	8/14/2013
10.1	Innovative Product Opportunities Inc. Trust Agreement		S-1		10.1	6/22/2010
31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS*	XBRL Instance Document	X
101.SCH*	XBRL Taxonomy Extension Schema Document	X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Definition	X

* In accordance with Regulation S-T, the XBRL-related information on Exhibit No. 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” herewith and not “filed.”

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOVATIVE PRODUCTS OPPORTUNITIES INC.

November 19, 2013	By: /s/ Doug Clark Doug Clark, President (Principal Executive Officer) and Chairman of the Board of Directors

November 19, 2013	By: /s/ Robert McLean Robert McLean, Chief Financial Officer (Principal Financial Officer)

