Form 10-K/A
period 2012-12-31
Innovative Product Opportunities Inc.
filed 2013-11-20
CIK 1494413

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                                  (Mark One)

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


EXPLANATORY NOTE

On April 15, 2013, the Company filed its Annual Report on Form 10-K for its fiscal year ended December 31, 2012 (the 'Form 10-K'). The Company hereby amends the Form 10-K to update Exhibit 32.2 for its Principal Financial Officer, which was inadvertently omitted form Form 10-K. All other items remain unchanged from the original Form 10-K filing.


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

We believe the following critical accounting policies, among others, may be impacted significantly by judgment, assumptions and estimates used in the preparation of the Financial Statements:

INVESTMENT SECURITIES

Equity securities are classified as available for sale and are stated at fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income, net of tax. All available for sale securities are classified as current assets as they are available to support the Company's current operating needs in the next 12 months. Realized gains and losses on the sale of investment securities are recognized at the settlement date using the specific identification method and are included in the statements of operations

In accordance with ASC 320-10, "Investments Debt and Equity Securities," the Company evaluates its securities portfolio for other-than-temporary impairment ("OTTI") throughout the year. Each investment that has a fair value less than the book value is reviewed on a quarterly basis by Management. Management considers at a minimum the following factors that, both individually or in combination, could indicate that the decline is other-than-temporary:
(a) the Company has the intent to sell the security;
(b) it is more likely than not that it will be required to sell the security before recovery; and
(c) the Company does not expect to recover the entire amortized cost basis of the security. Among the factors that are considered in determining intent is a review of capital adequacy, interest rate risk profile and liquidity at the Corporation. An impairment charge is recorded against individual securities if the review described above concludes that the decline in value is other-than-temporary.

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

On February 22, 2013 the company issued a promissory note in the value of $6,000 for value received. These notes bear no interest and are payable on demand by the note holder.



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

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Innovative Product Opportunities Inc.


  Date:  November 19, 2013                       By:/s/ Doug Clark
                                              --------------------------
                                        Doug Clark, Principal Executive Officer
                                            President and Chairman of the Board

  Date:   November 19, 2013                       By:/s/ Robert McLean
                                              --------------------------
                                    Robert McLean, Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


SIGNATURE                  TITLE                                   DATE


By:/s/ Doug Clark                                            November 19, 2013
-------------------------  Principal Executive Officer,       -----------------
  Doug Clark               President and Chairman of the Board


By:/s/ Robert McLean       Principal Accounting Officer      November 19, 2013
-------------------------                                     -----------------
  Robert McLean