Form 10-K
period 2013-12-31
Innovative Product Opportunities Inc.
filed 2014-04-15
CIK 1494413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

1

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2013: $469,300

As of April 14, 2014 the registrant had 2,723,000,000 outstanding shares of Common Stock.

Documents incorporated by reference: None.

2

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

On March 1, 2012 the company entered into a license agreement with Szar International, Inc. (dba Cigar & Spirits Magazine) (“Cigar & Spirits”) and moved offices to our new California address with Cigar and Spirits. The agreement grants Innovative the right to market the products of Cigar & Spirits including but not limited to the sales, promotion, and advertising vehicles of the Magazine.

Since March 1, 2012, the Company has not earned revenues from rights acquired under this license agreement. On July 7, 2013, the Company received notice from Cigar & Spirits that the license agreement would be cancelled effective August 1, 2013.

RESEARCH AND DEVELOPMENT

We have not spent any funds on research and development activities since our inception on April 3, 2009.

EMPLOYEES

As of April 14, 2014, we had two employees. The employees are part-time. We believe that our relations with our employees is good.

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

COMPETITION

We compete with other designers who offer one or more services competitive with the service we intend to sell. The product development and magazine industries are competitive, characterized by the frequent introduction of new products and includes numerous domestic and foreign competitors, some of which are substantially larger and have greater financial and other resources than we do. We compete principally on the basis of offering quality products. Our competition includes:

•	Lore Product Design
•	SZID Design
•	C3 Design

PRODUCT DEVELOPMENT

We have worked on interactive displays, school products, and home sports products to date. We continue to investigate new product potentials and business opportunities.

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

IF WE FAIL TO SUCCESSFULLY MANAGE OUR NEW PRODUCT DEVELOPMENT OR IF WE FAIL TO ANTICIPATE THE ISSUES ASSOCIATED WITH SUCH DEVELOPMENT OR EXPANSION, OUR BUSINESS MAY SUFFER.

We have not completed development on any product. Our ability to anticipate and manage a variety of issues associated with any new product development or market expansion, such as:

•	market acceptance;
•	effective management of inventory levels in line with anticipated

Our business may suffer if we fail to successfully anticipate and manage these issues associated with product development and magazine publishing and you may lose all or part of your investment.

OUR INDEPENDENT AUDITORS HAVE EXPRESSED DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Currently, we do not have any material assets, nor do we have operations or a source of revenue sufficient to cover our operational costs and allow us to continue as a going concern. Since our inception on April 3, 2009 through December 31, 2013, we have an accumulated deficit during the development stage of $6,132,593. The Company will be dependent upon the raising of additional capital through placement of its common stock in order to implement our business plan. We are currently funding our initial operations by way of loans from our Chief Executive Officer and through the issuance of common stock in exchange for services. Accordingly, these factors raise substantial doubt as to our ability to continue as a going concern.

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

WE CURRENTLY HAVE ONLY 3 CUSTOMERS AND IF WE CANNOT ATTRACT CUSTOMERS WE WILL NOT GENERATE REVENUES AND OUR BUSINESS WILL FAIL.

As of April 14, 2014, we have not generated any profit. We may not be able to successfully attract other customers and in the event that we do attract customers, we may not be able to maintain such customers and as a result, we will not generate revenues and our business will fail. If our business fails, you will lose all or part of your investment.

OUR ORIGINAL SHAREHOLDERS HAVE CONTROL OVER OUR POLICIES AND AFFAIRS AND THEY MAY TAKE CORPORATE ACTIONS THAT COULD NEGATIVELY IMPACT OUR BUSINESS AND

STOCK PRICE.

Our original shareholder on April 14, 2014 owned approximately 9.5% of our voting securities. The original shareholders will control our policies and affairs and all corporate actions requiring shareholder approval, including the election of directors. Additionally, these holdings may delay, deter or prevent transactions, such as mergers or tender offers that would otherwise benefit investors.

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

Doug Clark founded our Company. He invested the necessary start-up costs from his personal finances and he is our Certified Engineering Technician. In addition, Mr. Clark has relationships with key parties. These relationships with suppliers afford us access to valuable resources that help ensure product availability. Our success depends in large part upon Mr. Clark’s contacts. If we were to lose the benefit of his services, our ability to operate would be adversely affected which would have a negative impact on our operations. We presently have no employment agreement with Mr. Clark.

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

Our Certificate of Incorporation authorizes the issuance of 3,000,000,000 shares of common stock and 1,000,000 shares of preferred stock. In the past, we have been able to pay for some of the services we require through the issuance of our common stock. We may continue to compensate our consultants and other staff with common stock in order to preserve our cash for other uses. The future issuance of authorized common stock may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the common stock held by our investors, may decrease the value of our investors' investment and might have an adverse effect on any trading market for our common stock, if one ever exists.

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

ITEM 2. PROPERTIES.

Our principal executive offices are located at 8400 Edinger Avenue, Suite 202R, Huntington Beach, California, 92647. Our offices are adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS

We may be involved from time to time in ordinary litigation, negotiation and settlement matters that will not have a material effect on our operations or finances. We are not aware of any pending or threatened litigation against us or our officers and directors in their capacity as such that could have a material impact on our operations or finances.

ITEM 4. MINE SAFETY DISCLOSURE.

Note applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AN ISSUER PURCHASES OF EQUITY SECURITIES.

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

Fiscal Year Ending December 31, 2013
Quarter Ended	High $	Low $
First Quarter ended March 31, 2013	$0.0032	$0.0015
Second Quarter ended June 30, 2013	$0.0045	$0.0011
Third Quarter ended September 30, 2013	$0.0015	$0.0003
Fourth Quarter ended December 31, 2013	$0.0008	$0.0001

Fiscal Year Ending December 31, 2012
Quarter Ended	High $	Low $
First Quarter ended March 31, 2012	$0.0400	$0.0030
Second Quarter ended June 30, 2012	$0.0193	$0.0015
Third Quarter ended September 30, 2012	$0.0048	$0.0013
Fourth Quarter ended December 31, 2012	$0.0030	$0.0014

NUMBER OF STOCKHOLDERS

The number of record holders of our common stock as of April 14, 2014 was approximately 13, not including nominees of beneficial owners.

DIVIDEND POLICY

We have not paid dividends on our common stock and we do not anticipate paying dividends on our common stock in the foreseeable future. We intend to retain our future earnings, if any, to finance the growth of our business.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

As of December 31, 2013, we do not have any securities authorized for issuance under equity compensation plans.

SECURITIES ISSUED UNDER STOCK OPTION PLANS

During the fiscal year ended December 31, 2013, we did not issue securities under any Stock Option Plans.

RECENT SALES OF UNREGISTERED SECURITIES

During the quarter ended December 31, 2013, the Company did not issue unregistered securities.

These securities were issued pursuant to Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The investors were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

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

On March 1, 2012 the company entered into a license agreement with Szar International, Inc. (dba Cigar & Spirits Magazine) (“Cigar & Spirits”) and moved offices to our new California address with Cigar and Spirits. The agreement grants Innovative the right to market the products of Cigar & Spirits including but not limited to the sales, promotion, and advertising vehicles of the Magazine. There is no specific rent terms included in the license agreement, but verbally they have agreed to allow IPRU to use their office on an on-going basis free of additional charge.

Since March 1, 2012, the Company has not earned revenues from rights acquired under this license agreement. On July 7, 2013, the Company received notice from Cigar & Spirits that the license agreement would be cancelled effective August 1, 2013.

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

To properly match net sales with costs, certain contracts may have revenue recognized in excess of billings (unbilled revenues), and other contracts may have billings in excess of net sales recognized (customer deposits). Under long-term contracts, the prerequisites for billing the customer for periodic payments generally involve the Company's achievement of contractually specific, objective milestones.

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

RECENT ACCOUNTING PRONOUNCEMENTS

There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted 2013 or which are expected to impact future periods that were not already adopted and disclosed in prior periods.

RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012 AND APRIL 3, 2009 (INCEPTION) THROUGH DECEMBER 31, 2013.

REVENUES

For the years ended December 31, 2013 and 2012 we generated $0 and $0 in revenue, respectively. We recorded revenue of $21,000 for the cumulative period from Inception (April 3, 2009) through December 31, 2013. We earned $21,000 of revenue from a contract for design consultation in 2010. We are completely dependent upon the willingness of our management to fund our initial operations by way of loans from our Chief Executive Officer and others.

COSTS OF GOODS SOLD

We did not incur cost of sales for the years ended December 31, 2013 and 2012 and for the cumulative period from Inception (April 3, 2009 through December 31, 2013.

OPERATING EXPENSES

Our general and administrative expense for the years ended December 31, 2013 and 2012 was $111,204 and $116,357, respectively. The expenses can be primarily attributed to our need to pay for professional fees and our transfer agent. The decrease in general and administrative expenses in primarily attributed to investor relations.

During the year ended December 31, 2013, we issued 525,000,000 shares of common stock of the Company valued at $276,000 for business development, consulting, design and technical services. The stock-based compensation issued during the year ended December 31, 2013, was allocated between stock-based compensation for $52,500 included in operating expenses and loss on issuance of stock-based compensation of $223,500 included in other income (loss). The loss represents the difference between the amount invoiced by the consultant and the fair value of the shares of common stock issued by the Company. During the year ended December 31, 2012 we incurred stock-based compensation expense for 90,000,000 shares of the common stock of the Company valued at $197,000 for business development, consulting, design and technical services.

NET LOSS

Our net loss for the years ended December 31, 2013 and 2012 was $402,608 and $327,357, respectively. Our losses during the years ended December 31, 2013 and 2012 is due to costs associated with professional fees, our transfer agent, stock-based compensation and finance costs.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

As of December 31, 2013, we had total current assets of $1,944 and total current liabilities of $263,293, resulting in a working capital deficit of $261,349. At the end of the year ending December 31, 2013, we had cash of $1,994. Our cash flows from operating activities for the year ended December 31, 2013 resulted in cash used of $27,491. Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations. Our cash flow from financing activities for the year ended December 31, 2013 was $27,910. The Company has an accumulated deficit during development stage at December 31, 2013 and December 31, 2012 of $6,132,593 and $5,729,985, respectively. The deficit reported at December 31, 2013 is largely a result of operating expenses for professional fees, our transfer agent, stock-based compensation, and finance costs. These conditions led to our auditor reporting substantial doubt about our ability to continue as a going concern.

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

OPERATING CAPITAL AND CAPITAL EXPENDITURE REQUIREMENTS

Since inception (April 3, 2009) initial operations have been funded by way of:

•	Issuing 20,000,000 our common stock valued at $0.0001 per share to our Chief Executive Officer.
•	Conversion of $30,000 of cash advances from our Chief Executive Officer for 30,000,000 shares of our common stock.
•	Net cash advances of $76,895 at December 31, 2013 from our Chief Executive Officer. These advances are non-interest bearing, unsecured and have no specified terms of repayment.
•	Net notes payable of $91,534 at December 31, 2013. These notes are non-interest bearing, unsecured and have no specified terms of repayment.
•	Convertible notes and accrued interest of $2,567, net of unamortized debt discount $7,500.

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

INNOVATIVE PRODUCT OPPORTUNITIES INC.

(A Development Stage Company)

INDEX

December 31, 2013 and 2012

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Innovative Product Opportunities, Inc.

Huntington Beach, California

We have audited the balance sheet of Innovative Product Opportunities, Inc. as of December 31, 2013 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended and the period from April 3, 2009 (Inception) to December 31, 2013. These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Innovative Product Opportunities, Inc. as of December 31, 2012 were audited by other auditors whose report dated April 9, 2013 except for Note 1, as to which the date is April 12, 2004 expressed an unqualified opinion on those statements and also included an explanatory paragraph about the Company’s ability to continue as a going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Innovative Product Opportunities, Inc. as of December 31, 2013, and the results of its operations and cash flows for the year then ended and the period from April 3, 2009 (Inception) to December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses from operations, has negative working capital, and is in need of additional capital to grow its operations so that it can become profitable. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Silberstein Ungar, PLLC

April 12, 2014

Office Locations
Las Vegas, NV
New York, NY
Pune, India
Beijing, China

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Innovative Product Opportunities Inc.

We have audited the accompanying balance sheet of Innovative Product Opportunities Inc. (A Development Stage Company) (the "Company") as of December 31, 2012 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2012 and for the period from inception (April 3, 2009) to December 31, 2012. Innovative Product Opportunities Inc. management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over the financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Innovative Product Opportunities Inc. (A Development Stage Company) as of December 31, 2012 and the results of its operations and its cash flows for the year ended December 31, 2012 and for the period from inception (April 3, 2009) to December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1 to the financial statements, the December 31, 2012 financial statements have been restated to correct a misstatement.

/s/ De Joya Griffith, LLC

Henderson, Nevada

April 9, 2013 except for Note 1, as to which the date is April 12, 2014

De Joya Griffith, LLC ● 2580 Anthem Village Dr. ● Henderson, NV ● 89052

Telephone (702) 563-1600 ● Facsimile (702) 920-8049

www.dejoyagriffith.com

Innovative Product Opportunities Inc.
(A Development Stage Enterprise)
BALANCE SHEETS

	December 31, 2013	December 31, 2012 (Restated – Note 1)

ASSETS

Current assets
Cash	$1,994	$2,268
Total current assets	1,994	2,268
Property and equipment, net
	606	—
Total assets	$2,600	$2,268

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$27,297	$8,234
Customer deposit	65,000	—
Accrued interest	967	—
Convertible notes, net of unamortized debt discount of $7,500 and $0, respectively	1,600	—
Notes payable	91,534	81,167
Due to related party	76,895	73,602

Total current liabilities	263,293	163,003

Total liabilities	263,293	163,003

Stockholders’ deficit
Preferred stock; $0.001 par value; 1,000,000 shares authorized, -0- issued and outstanding	—	—

Common stock; $0.0001 par value; 3,000,000,000 shares authorized, 985,000,000 shares and 348,000,000 shares issued and outstanding as of December 31, 2013 and 2012, respectively	98,500	34,800

Additional paid-in-capital	5,773,400	5,534,450

Accumulated deficit during development stage	(6,132,593)	(5,729,985)
Total stockholders’ deficit	(260,693)	(160,735)

Total liabilities and stockholders’ deficit	$2,600	$2,268

The accompanying footnotes are an integral part of these financial statements.

Innovative Product Opportunities Inc.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS

	For the year ended December 31, 2013	For the year ended December 31, 2012 (Restated – Note 1)	From inception (April 3, 2009) through December 31, 2013

Sales	$—	$—	$21,000
Cost of sales	—	—	—
Gross profit	—	—	21,000

Operating expenses
Bad debts	—	—	21,000
General and administrative	111,204	116,357	315,189
Share-based compensation	52,500	197,000	5,564,500
Total expenses	163,704	313,357	5,900,689
Loss from operations	(163,704)	(313,357)	(5,879,689)

Other income (loss)
Gain on settlement of accounts receivable	—	—	336,000
Other-than-temporary impairment loss on securities	—	—	(124,950)
Loss on cancellation of securities	—	—	(211,050)
Loss on issuance of stock-based compensation	(223,500)	—	(223,500)
Accretion of debt discount	(14,000)	(14,000)	(28,000)
Interest	(1,404)	—	(1,404)
	(238,904)	(14,000)	(252,904)

Net loss for the period	$(402,608)	$(327,357)	$(6,132,593)

Net loss per common share - basic	$0.00	$(0.00)
Weighted average number of common shares outstanding – basic	498,712,330	206,270,548

The accompanying footnotes are an integral part of these financial statements.

Innovative Product Opportunities Inc.
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
From Inception (April 3, 2009) to December 31, 2013

	Preferred Stock Shares	Common Stock Amount	Shares	Amount	Additional Paid-in-Capital	Deficit Accumulated During Development Stage	Total Shareholders’ Equity (Deficit)
Balance, April 3, 2009	—	—	—	$—	$—	$—	$—

Common stock issued to founder, $0.0001 per share, April 3, 2009	—	—	20,000,000	2,000	—	—	2,000

Net loss	—	—	—	—	—	(2,000)	(2,000)

Balance December 31, 2009	—	—	20,000,000	2,000	—	(2,000)	—

Common stock issued for services	—	—	11,000,000	1,100	108,900	—	110,000

Net loss	—	—	—	—	—	(106,887)	(106,887)

Balance December 31, 2010	—	—	31,000,000	3,100	108,900	(108,887)	3,113

Conversion of due to related party for common stock	—	—	30,000,000	3,000	27,000	—	30,000

Common stock issued for services	—	—	57,000,000	5,700	5,199,300	—	5,205,000

Net loss	—	—	—	—	—	(5,293,741)	(5,293,741)

Balance December 31, 2011	—	—	118,000,000	11,800	5,335,200	(5,402,628)	(55,628)

Common stock issued for services	—	—	90,000,000	9,000	188,000	—	197,000

Beneficial conversion feature	—	—	—	—	11,250	—	11,250

Common stock issued to settle notes payable	—	—	140,000,000	14,000	—	—	14,000

Net loss	—	—	—	—	—	(327,357)	(327,357)

Balance December 31, 2012 (Restated – Note 1)	—	—	348,000,000	34,800	5,534,450	(5,729,985)	(160,735)

Cancellation of common stock	—	—	(12,000,000)	(1,200)	1,200	—	—

Common stock issued for services	—	—	525,000,000	52,500	223,500	—	276,000

Beneficial conversion features	—	—	—	—	14,250	—	14,250

Common stock issued to settle notes payable	—	—	124,000,000	12,400	—	—	12,400

Net loss	—	—	—	—	—	(402,608)	(402,608)

Balance December 31, 2013	—	—	985,000,000	$98,500	$5,773,400	$(6,132,593)	$(260,693)

The accompanying footnotes are an integral part of these financial statements.

Innovative Product Opportunities Inc.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2013	For the year ended December 31, 2012 (Restated – Note 1)	From Inception (April 3, 2009) through December 31, 2013
Cash flows from operating activities
Net loss for the period	$(402,608)	$(327,357)	$(6,132,593)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	87	—	87
Shares issued to founder	—	—	2,000
Stock issued for services	52,500	197,000	5,564,500
Loss on issuance of stock-based compensation	223,500	—	223,500
Accretion of debt discount	14,000	14,000	28,000
Change in operating assets and liabilities
Increase in customer deposit	65,000	—	65,000
Increase in accounts payable and accrued liabilities	19,063	7,613	27,297
Increase in accrued interest	967	—	967
Net cash used in operating activities	(27,491))	(108,744)	(221,242)

Cash flows used in investing activities
Purchase of equipment	(693)	—	(693)
Net cash used in investing activities	(693)	—	(693)

Cash flow from financing activities
Advances by related party	4,427	32,244	343,320
Repayment of advances by related party	(1,134))	(20,291)	(236,425)
Proceeds from notes payable	24,617	119,917	144,534
Repayment to notes payable	—	(27,500)	(27,500)
Net cash provided by financing activities	27,910	104,370	223,929

Net change in cash	(274)	(4,374)	1,994

Cash, beginning of the period	2,268	6,642	—

Cash, end of the period	$1,994	2,268	$1,994

Supplemental disclosure of non-cash investing and financing activities
Conversion of due to related party for common stock	$—	$30,000	$30,000
Settlement of notes payable for common stock	$—	$—	$226,600
Conversion of notes payable for common stock	$12,400	$14,000	$26,400
Debt discount recorded in connection with convertible notes	$14,250	$11,250	$25,500
Finance costs recorded in connection with original issue discounts on convertible notes payable	$7,250	$2,750	$10,000

The accompanying footnotes are an integral part of these financial statements.

Innovative Product Opportunities Inc.

(A Development Stage Enterprise)

December 31, 2013 and 2012

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

On March 1, 2012 the company entered into a license agreement with Szar International, Inc. (dba Cigar & Spirits Magazine) (“Cigar & Spirits”) and moved offices to our new California address with Cigar and Spirits. The agreement grants Innovative the right to market the products of Cigar & Spirits including but not limited to the sales, promotion, and advertising vehicles of the Magazine. There are no specific rent terms included in the license agreement but verbally they have agreed to allow Innovative to use their office on an on-going basis free of additional charge. On July 8, 2013, Innovative received written notice that Cigar & Spirits will cancel the license agreement on August 1, 2013.

Our business is a product development firm creating products designed, prototyped and produced in numerous industries including consumer and household goods, office products, furniture, and toys.

Restatement:

On February 22, 2012, the company entered into an $11,250 promissory note with Al Kau for cash received by the Company. This note was non-interest bearing and payable on demand. From October 10, 2012 to October 18, 2012, the Company issued 140,000,000 shares of common stock valued at $226,600 ($0.0016 per share) based on the quoted price on the day of issue for payment of principal totaling $14,000 on outstanding notes payable. The payment of principal was originally accounted for as a loss on settlement of debt of $212,600. It was determined that the original accounting was in error as an amendment to the promissory note dated September 3, 2012 was not considered by the Company.

On September 3, 2012, the Company amended the promissory note with a carrying value of $11,250 issued to Al Kau on February 22, 2012. Under US GAAP, the modification of the promissory note should have been accounted for as debt extinguishment and the issuance of a new debt instrument. The amended note had a fixed conversion price of $0.0001 per share of the Company’s common stock. In addition, as a result of the modification the face value of the amended note was increased from $11,250 to $14,000 resulting in a finance charge of $2,750. The amended note bears interest at 20% per annum and allows for the lender to secure a portion of the Company assets up to 200% of the face value of the note and mature one year from the day of their respective issuance. The amended note resulted in a beneficial conversion feature of $11,250 since the closing price of common stock on September 3, 2013 exceeded the fixed conversion price. The beneficial conversion feature of $11,250 is included in additional paid-in capital. From October 10, 2012 to October 18, 2012, the holder of the amended note converted $14,000 of principal plus accrued interest into 140,000,000 shares of the Company’s common stock.

A summary of the effect of the restatement is as follows:

	As Previously Reported	Restatement Adjustments	As Restated

Balance Sheet - December 31, 2012
Notes payable	$78,417	$2,750	$81,167
Total liabilities	$160,253	$2,750	$163,003
Additional paid-in-capital	$5,735,800	$(201,350)	$5,534,450
Accumulated deficit during development stage	$(5,928,585)	$198,600	$(5,729,985)
Total Stockholders’ Deficit	$(157,985)	$(2,750)	$(160,735)

Statement of Operations- For the Year Ended December 31, 2012
Loss on settlement of debt	$212,600	$(212,600)	$—
Finance costs	$—	$14,000	$14,000
Net loss	$(525,957)	$198,600	$(327,357)

Statement of Cash Flows - For the Year Ended December 31, 2012
Net loss	$(525,957)	$198,600	$(327,357)
Loss on settlement of debt	$212,600	$(212,600)	$—
Accretion of debt discount	$—	$14,000	$14,000

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The financial statements present the balance sheets and statements of operations, stockholders' equity and cash flows of the Company. These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have significant operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company has an accumulated deficit during development stage at December 31, 2013 of $6,132,593. The Company will be dependent upon the raising of additional capital through placement of its common stock in order to implement its business plan. There can be no assurance that the Company will be successful in this situation. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might result from this uncertainty. The Company is funding its initial operations by way of loans from its Chief Executive Office and others, and the use of equity to pay some operating expenses. The Company's officers and directors have committed to advancing certain operating costs of the Company.

USE OF ESTIMATES AND ASSUMPTIONS

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates

CASH AND CASH EQUIVALENTS

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

To properly match net sales with costs, certain contracts may have revenue recognized in excess of billings (unbilled revenues), and other contracts may have billings in excess of net sales recognized (customer deposits). Under long-term contracts, the prerequisites for billing the customer for periodic payments generally involve the Company's achievement of contractually specific, objective milestones.

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

FOREIGN CURRENCY TRANSLATION

The financial statements are presented in the Company’s functional currency which is the United States dollars. In accordance with FASB ASC 830, Foreign Currency Matters, foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non-monetary assets and liabilities are translated at exchange rates prevailing at the transaction date. Revenue and expenses are translated at average rates of exchange during the periods presented. Related translation adjustments are reported as a separate component of stockholders' equity (deficit), whereas gains or losses resulting from foreign currency transactions are included in results of operations.

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

Level 1 – Quoted prices in active markets for identical assets and liabilities.

Level 2 – Quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 – Significant inputs to the valuation model are unobservable.

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.

RECENT ACCOUNTING PRONOUNCEMENTS

There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted the fiscal year 2013, or which are expected to impact future periods that were not already adopted and disclosed in prior periods.

NOTE 3 - CUSTOMER DEPOSITS

During the year ended December 31, 2013, the company invoiced and received cash in the amount of $65,000 for a new product design project on behalf of two customers. In accordance with the revenue recognition policy of the Company, all revenue has been deferred since the Company recognize revenue under this service contract using the completed contract method.

The customer deposits were received from two customers who are shareholders and note holders of the Company. One customer, Al Kau, paid invoices totaling $32,500 in cash, holds notes payable of $40,250 and a convertible note of $2,567 (net of debt discount of $7,500) in the Company at December 31, 2013 and is a 7.7% shareholder at December 31, 2013. The second customer, Aaron Shrira, also paid invoices totaling $32,500 in cash, holds notes payable of $42,917 in the Company at September 30, 2013 and is a 0% shareholder at December 31, 2013.

NOTE 4 – CONVERTIBLE NOTES

On September 3, 2012, the Company amended the promissory note with a carrying value of $11,250 issued to Al Kau on February 22, 2012. The modification of the promissory note should have been accounted for as debt extinguishment and the issuance of a new debt instrument. The amended note had a fixed conversion price of $0.0001 per share of the Company’s common stock. In additional, as a result of the modification the face value of the amended note was increased from $11,250 to $14,000 resulting in a finance charge of $2,750. The amended note bears interest at 20% per annum and allows for the lender to secure a portion of the Company assets up to 200% of the face value of the note and mature one year from the day of their respective issuance. The amended note resulted in a beneficial conversion feature of $11,250 since the closing price of common stock on September 3, 2013 exceeded the fixed conversion price. The beneficial conversion feature of $11,250 is included in additional paid-in capital. From October 10, 2012 to October 18, 2012, the holder of the amended note converted $14,000 of principal plus accrued interest into 140,000,000 shares of the Company’s common stock.

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

On July 2, 2013, the Company agreed to amend the term of an unsecured, non-interest bearing promissory note payable on demand with a carrying value $12,500 issued to the Al Kau, Al Kau is a consultant, investor and customer of the Company. Under the terms of the Side Letter Agreement, the issue price of the Note is $12,500 with a face value of $18,000 and the terms of the Note include a fixed conversion price of $0.0001 per share of Company’s common stock and a maturity date of May 10, 2014. The amendment of the terms of the Note resulted in a beneficial conversion feature of $12,500 since the closing price of common stock on July 2, 2013 exceeded the fixed conversion price. The beneficial conversion feature of $12,500 is included in additional paid-in capital. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the note. On July 11, 15 and 16, 2013 the holder of the note converted $8,900 of principal plus accrued interest into 89,000,000 shares of the Company's common stock. Accreted interest expense of $10,500 as result of the amortization of the debt discount is included in interest expense in the statement of operations for the year ended December 31, 2013.

NOTE 5 - NOTES PAYABLE

On February 22, 2012, the company issued two promissory notes in the value of $11,250 each for value received. These notes bear no interest and are payable on demand by the note holders. A promissory note of $11,250 issued to Al Kau was amended on September 3, 2012. See Note 4.

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

On July 31, 2012, the company issued a promissory note in the value of $1,750 for value received. These notes bear no interest and are payable on demand by the note holder. The promissory note was amended on June 18, 2013. See Note 4.

On November 5, 2012 the company issues a promissory note in the value of $16,667 for value received. These notes bear no interest and are payable on demand by the note holder.

On December 3, 2012 the company issues a promissory note in the value of $4,500 for value received. These notes bear no interest and are payable on demand by the note holder.

On September 3, 2012, the Company amended the promissory note with a carrying value of $11,250 issued to the Al Kau on February 22, 2012. The promissory note was amended on July 2, 2013. See Note 4 and Note 1 restatement.

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

On December 16, 2013, the Company issued a promissory note in the amount of $1,889 to The Cellular Connection Limited. This note is unsecured, bears no interest and is payable on demand by the note holder.

As of December 31, 2013 and December 31, 2012 notes payable totaling $91,534 and $81,167, respectively, were outstanding. The balances are non-interest bearing, unsecured and have no specified terms of repayment.

NOTE 6 – DUE TO RELATED PARTY

As of December 31, 2013 and 2012 advances of $76,895 and $73,602, respectively, were due to the Company's Chief Executive Officer. The balances are non-interest bearing, unsecured and have no specified terms of repayment.

NOTE 7 - INCOME TAXES

	2013	2012
Net loss before taxes	$(402,608)	$(327,357)

	$—	$—

A reconciliation of the expected income tax expense, computed by applying a 35% U.S. Federal corporate income tax rate to income before taxes to income tax expense is as follows:

	2013	2012
Expected income tax expense (recovery)	$(141,000)	$(115,000)
Share-based payments	96,000	69,000
Interest	5,100	5,000
Change in valuation allowance	39,900	41,000
	$—	$—

At December 31, 2013 and 2012, the Company had available a net-operating loss carry-forward for Federal tax purposes of approximately $318,000 and $204,000, respectively, which may be applied against future taxable income, if any, at various times through 2033. Certain significant changes in ownership of the Company may restrict the future utilization of these tax loss carry-forwards. At December 31, 2013, the Company has a deferred tax asset of $111,900 representing the benefit of its net operating loss carry-forward. The Company has not recognized the tax benefit because realization of the tax benefit is uncertain and thus a valuation allowance has been fully provided against the deferred tax asset.

The Company recognizes interest and penalties, if any, related to uncertain tax positions in general and administrative expenses. No interest and penalties related to uncertain tax positions were accrued at December 31, 2013 and 2012.

The tax years 2013, 2012, 2011, 2010 and 2009 remain open to examination by the major taxing jurisdictions in which the Company operates. The Company expects no material changes to unrecognized tax positions within the next twelve months.

NOTE 8 - STOCKHOLDERS' EQUITY

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

From October 10, 2012 to October 18, 2012, Al Kau, consultant, investor and customer of the Company, the holder of a convertible note converted $14,000 of principal plus accrued interest into 140,000,000 shares of the Company's common stock.

On April 30, 2013, the Company received for no consideration 12,000,000 shares of its common stock for cancellation, the effect of the cancellation of shares was immaterial thus no retroactive treatment was applied.

On May 8, 2013, the Company issued 40,000,000 shares of common stock to Stuart Turk and Lincoln Salazar valued at $76,000 as stock-based compensation for business development and consulting services. On the statement of operations for the fiscal year ended December 31, 2013, $4,000 has been allocated to stock-based compensation expense and $72,000 to loss on issuance of stock-based compensation.

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

On November 4, 2013, the Company issued 49,000,000 shares of common stock valued at $9,800 to Tony Diveronica as stock-based compensation for development, implementation and maintenance of sound business strategies including identification of suitable merger and acquisition candidates. The services are valued based on the closing price of the Company's common stock on the date of the agreement exchanged for the services. On the statement of operations for the fiscal year ended December 31, 2013, $4,900 has been allocated to stock-based compensation expense and $4,900 to loss on issuance of stock-based compensation.

On November 4, 2013, the Company issued 49,000,000 shares of common stock valued at $9,800 to Steve Roy as stock-based compensation for development, implementation and maintenance of sound business strategies including website development. The services are valued based on the closing price of the Company's common stock on the date of the agreement exchanged for the services. On the statement of operations for the fiscal year ended December 31, 2013, $4,900 has been allocated to stock-based compensation expense and $4,900 to loss on issuance of stock-based compensation.

On November 6, 2013, the Company issued 50,000,000 shares of common stock valued at $15,000 to Al Kau, consultant, investor and customer of the Company, as stock-based compensation for development, implementation and maintenance of sound business strategies including identification of suitable merger and acquisition candidates. The services are valued based on the closing price of the Company's common stock on the date of the agreement exchanged for the services. On the statement of operations for the fiscal year ended December 31, 2013, $5,000 has been allocated to stock-based compensation expense and $10,000 to loss on issuance of stock-based compensation.

On November 6, 2013, the Company issued 50,000,000 shares of common stock valued at $15,000 to Aaron Shrira as stock-based compensation for development, implementation and maintenance of sound business strategies including identification of suitable merger and acquisition candidates. The services are valued based on the closing price of the Company's common stock on the date of the agreement exchanged for the services. On the statement of operations for the fiscal year ended December 31, 2013, $5,000 has been allocated to stock-based compensation expense and $10,000 to loss on issuance of stock-based compensation.

On November 7, 2013, the Company issued 65,000,000 shares of common stock valued at $26,000 to Robert McLean, the Chief Financial Officer of the Company, as stock-based compensation. The services are valued based on the closing price of the Company's common stock on the date of the agreement exchanged for the services. On the statement of operations for the fiscal year ended December 31, 2013, $6,500 has been allocated to stock-based compensation expense and $19,500 to loss on issuance of stock-based compensation.

On November 7, 2013, the Company issued 65,000,000 shares of common stock valued at $26,000 to Grant Stummer, a director of the Company, as stock-based compensation. The services are valued based on the closing price of the Company's common stock on the date of the agreement exchanged for the services. On the statement of operations for the fiscal year ended December 31, 2013, $6,500 has been allocated to stock-based compensation expense and $19,500 to loss on issuance of stock-based compensation.

On November 7, 2013, the Company issued 68,000,000 shares of common stock valued at $27,200 to William Reil as stock-based compensation for development, implementation and maintenance of sound business strategies including identification of suitable merger and acquisition candidates. The services are valued based on the closing price of the Company's common stock on the date of the agreement exchanged for the services. On the statement of operations for the fiscal year ended December 31, 2013, $6,800 has been allocated to stock-based compensation expense and $20,400 to loss on issuance of stock-based compensation.

On November 8, 2013, the Company issued 89,000,000 shares of common stock valued at $71,200 to Stuart Turk as stock-based compensation development, implementation and maintenance of sound business strategies including identification of suitable merger and acquisition candidates. The services are valued based on the closing price of the Company's common stock on the date of the agreement exchanged for the services. On the statement of operations for the fiscal year ended December 31, 2013, $8,900 has been allocated to stock-based compensation expense and $62,300 to loss on issuance of stock-based compensation.

NOTE 9 - SUBSEQUENT EVENTS

On January 31, 2014, the Company issued 210,000,000 shares of common stock valued at $84,000 to Doug Clark, the Chief Executive Officer of the Company, as stock-based compensation. The services are valued based on the closing price of the Company's common stock on the date of the agreement exchanged for the services.

On January 31, 2014, the Company issued 265,000,000 shares of common stock valued at $106,000 to Nadav Elituv as stock-based compensation for software development services related to interactive displays. The services are valued based on the closing price of the Company's common stock on the date of the agreement exchanged for the services.

On January 31, 2014, the Company issued 210,000,000 shares of common stock valued at $84,000 to Al Kau, consultant, investor and customer of the Company, as stock-based compensation for development, implementation and maintenance of sound business strategies including identification of suitable merger and acquisition candidates. The services are valued based on the closing price of the Company's common stock on the date of the agreement exchanged for the services.

On January 31, 2014, the Company issued 210,000,000 shares of common stock valued at $84,000 to Aaron Shrira, consultant, investor and customer of the Company, as stock-based compensation for introducing us to potential customers. The services are valued based on the closing price of the Company's common stock on the date of the agreement exchanged for the services.

On January 31, 2014, the Company issued 192,000,000 shares of common stock valued at $76,800 to William Reil as stock-based compensation for development, implementation and maintenance of sound business strategies including identification of suitable merger and acquisition candidates. The services are valued based on the closing price of the Company's common stock on the date of the agreement exchanged for the services.

On January 31, 2014, the Company issued 193,000,000 shares of common stock valued at $77,200 to Robert McLean, the Chief Financial Officer of the Company, as stock-based compensation. The services are valued based on the closing price of the Company's common stock on the date of the agreement exchanged for the services.

On January 31, 2014, the Company issued 193,000,000 shares of common stock valued at $77,200 to Grant Stummer, a director of the Company, as stock-based compensation. The services are valued based on the closing price of the Company's common stock on the date of the agreement exchanged for the services.

On January 31, 2014, the Company issued 265,000,000 shares of common stock valued at $106,000 to Stuart Turk as stock-based compensation development, implementation and maintenance of sound business strategies including identification of suitable merger and acquisition candidates. The services are valued based on the closing price of the Company's common stock on the date of the agreement exchanged for the services.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On November 20, 2013, Innovative Product Opportunities, Inc. received a letter of resignation from De Joya Griffith, LLC as the independent registered public accounting firm for the Company effective immediately.

Other than an explanatory paragraph included in De Joya Griffith, LLC's audit report for the Company's fiscal year ended December 31, 2012 and 2011 relating to the uncertainty of the Company's ability to continue as a going concern, the audit report of De Joya Griffith, LLC on the Company's financial statements for the last two fiscal years ended December 31, 2011 and 2012 through November 20, 2013, did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company's 2012 and 2011 fiscal years and through the date of this Current Report on Form 8-K, (1) there were no disagreements with De Joya Griffith, LLC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of De Joya Griffith, LLC, would have caused De Joya Griffith, LLC to make reference to the subject matter of the disagreements in connection with their report, and (2) there were no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

On January 15, 2014, upon approval of the Company’s Board of Directors, the Company engaged Silberstein Ungar, PLLC as the Company's independent accountant to audit the Company’s financial statements and to perform reviews of interim financial statements. During the fiscal years ended December 31, 2011 and 2012 through January 15, 2014 neither the Company nor anyone acting on its behalf consulted with Silberstein Ungar, PLLC regarding (i) either the application of any accounting principles to a specific completed or contemplated transaction of the Company, or the type of audit opinion that might be rendered by Silberstein Ungar, PLLC on the Company's financial statements; or (ii) any matter that was either the subject of a disagreement with De Joya Griffith, LLC or a reportable event with respect to De Joya Griffith, LLC.

ITEM 9A(T). CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2013. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, including our Chief Executive Officer and Chief Financial Officer, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of June 30, 2013, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2014: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, which are included within disclosure controls and procedures, that occurred during our fiscal quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name, age, positions and offices that each director and officer have held for the past five years as of December 31, 2013. Members of the Board are elected and serve for one year terms or until their successors are elected and qualify. Our executive officers are elected by and serve at the pleasure of our Board of Directors. There are no family relationships among our directors and executive officers.

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

Although our Board does not have a separately-designated standing Audit Committee, our full Board of Directors performs the functions usually designated to an Audit Committee. As of December 31, 2013 Mr. McLean has been designated as the Board's "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K. We have determined that Mr. McLean is "independent" as independence for audit committee members is defined in Rule 5605 of the Nasdaq Marketplace Rules and Rule 10A-3 of the Securities Exchange Act of 1934. Mr. McLean's experience and background has provided him with an understanding of accounting principles generally accepted in the United States of America and financial statements prepared thereon. Mr. McLean has experience preparing, auditing, analyzing and evaluating financial statements that present a breadth and level of complexity of accounting issues comparable to the issues that can reasonably be expected to be raised by our financial statements. Mr. McLean has an understanding of audit committee functions.

ITEM 11. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Doug Clark, Principal Executive Officer, President, Chairman and Director	2013	$—	$—	$—	$—	$—	$—	$13,000	$13,000
	2012	$—	$—	$—	$—	$—	$—	$—	$—

Robert McLean, Principal Accounting Officer	2013	$—	$—	$26,000	$—	$—	$—	$—	$26,000
	2012	$—	$—	$—	$—	$—	$—	$—	$—

Grant Strummer, Director	2013	$—	$—	$26,000	$—	$—	$—	$—	$26,000
	2012	$—	$—	$—	$—	$—	$—	$—	$—

On October 1, 2013, the Board of Director of the Company approved a resolution to compensate Doug Clark, Principal Executive Officer, President, Chairman and Director $1,000 per week as long as he shall remain an officer of the Company.

On November 7, 2013, the Company issued a total of 65,000,000 shares of common stock valued at $26,000 as compensation for services to Robert McLean, Principal Accounting Officer.

On November 7, 2013, the Company issued a total of 65,000,000 shares of common stock valued at $26,000 as compensation for services to Grant Strummer, Director.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

At December 31, 2013, there were no unexercised options, no stock that has not vested and no equity incentive plan ward for each name executive officer.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During the fiscal year ended December 31, 2013, Doug Clark and Grant Stummer served as our directors. We do not have a separately standing compensation committee and our board of directors did not perform similar functions as there was no executive compensation paid from our inception on April 3, 2009 through the end of our most recently completed fiscal year ended December 31, 2013. Our board of directors performs the functions of a compensation committee, however as of April 14, 2014, the board of directors has not set any compensation.

During the fiscal year ended December 31, 2013, none of our executive officers:

•	served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire the board of directors) of another entity, one of whose executive officers served as a member of our board of directors;
•	served as a director of another entity, one of whose executive officers served as a member of our board of directors; or
•	served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire the board of directors) of another entity, one of whose executive officers served as a member of our board of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of April 14, 2014, as to shares of our common stock beneficially owned by: (1) each person who is known by us to own beneficially more than 5% of our common stock, (2) our named executive officer listed in the summary compensation table, (3) each of our directors and (4) all of our directors and executive officers as a group.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

	Number of Shares Beneficially Owned		Percentage of Class (2)
Name and Address(1)		Class
Doug Clark	260,000,000	Common	9.55%
Robert McLean	260,500,000	Common	9.57%
Grant Stummer	195,500,000	Common	7.18%
All directors and executive officers (3 persons)	716,000,000	Common	26.30%
Al Kau	210,000,000	Common	7.71%
Bill Reil	68,000,000	Common	6.90%
Nadav Elituv	265,000,000	Common	9.73%
William Reil	260,000,000	Common	9.55%
Aaron Shrira	210,000,000	Common	7.71%

*Denotes less than 1%

(1) The address of all individual directors and executive officers is c/o Innovative Product Opportunities Inc., 8400 Edinger Avenue Suite 202R, Huntington Beach, California 92647.

(2) The number of shares of common stock issued and outstanding on April 14, 2014 was 2,723,000,000 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of December 31, 2013 and 2012, we received advances from our Chief Executive Officer, President, Chairman of the Board and founder, Doug Clark, totaling $76,895 and $73,602, respectively, to pay for incorporation costs and services.

Our policy with regard to transactions with related persons or entities is that such transactions must be on terms no less favorable than could be obtained from non-related persons. The above-described transactions were conducted at arm’s length and on terms no less favorable than those that could be obtained from non-related person.

The above related party transactions are not necessarily indicative of the amounts that would have been incurred had a comparable transaction been entered into with an independent party. The terms of these transactions were more favorable than would have been attained if the transactions were negotiated at arm's length.

DIRECTOR INDEPENDENCE

As of April 14, 2014, Doug Clark, and Grant Stummer serve as our directors. Mr. Clark is not an independent director. Mr. Stummer is an "independent" director, as defined under the standards of independence set forth in the NASDAQ Marketplace Rules. We have our common stock quoted on the Over-the-Counter Bulletin Board, or OTCBB. The OTCBB does not require that a majority of our board of directors be independent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fees related to services performed by Silberstein Ungar, PLLC and our former auditor, De Joya Griffith, LLC, for the years ended December 31, 2013 and 2012 were as follows:

	2013	2012
Audit Fees	$37,020	$13,000
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$37,020	$13,000

Pre-Approval Policies

The Board's policy is to pre-approve all audit services and all non-audit services before they commence, including the fees and terms thereof, to be provided by our independent auditor. All of the services provided during the fiscal year ended December 31, 2013 were pre-approved. No audit, review or attest services were approved in accordance with Section 2-01(c)(7)(i)(C) of Regulation S-X during the fiscal year ended December 31, 2013.

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

a. The following documents are filed as part of this annual report on Form 10-K:

1. FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Balance Sheets at December 31, 2013 and 2012

Statements of Operations for the years ended December 31, 2013 and 2012, and from inception (April 3, 2009) through December 31, 2013.

Statement of Stockholders' Equity (Deficit) from inception (April 3, 2009) through December 31, 2013

Statements of Cash Flows for the years ended December 31, 2013 and 2012, and from inception (April 3, 2009) through December 31, 2013.

Notes to Financial Statements

2. FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

3. EXHIBITS

The exhibits listed below are filed with or incorporated by reference in this annual report on Form 10-K.

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Certificate of Incorporation, dated April 3, 2009		S-1		3.1	6/22/2010
3.2	Bylaws, dated April 3, 2009		S-1		3.2	6/22/2010
3.3	Certificate of Amendment to the Certificate of Incorporation, dated August 8, 2013		10-Q		3.3	8/14/2013
4.1	Specimen Stock Certificate		S-1		4.1	6/22/2010
4.2	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, dated August 6, 2013		10-Q		4.2	8/14/2013
10.1	Innovative Product Opportunities Inc. Trust Agreement		S-1		10.1	6/22/2010
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS*	XBRL Instance Document	X
101.SCH*	XBRL Taxonomy Extension Schema Document	X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Definition	X

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE	INNOVATIVE PRODUCTS OPPORTUNITIES INC.

April 15, 2014	By: /s/ Doug Clark Doug Clark, President (Principal Executive Officer) and Chairman of the Board of Directors

April 15, 2014	By: /s/ Robert McLean Robert McLean, Chief Financial Officer (Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

By: /s/ Doug Clark Doug Clark	President (Principal Executive Officer) and Chairman of the Board of Directors	April 15, 2014

By: /s/ Robert McLean Robert McLean	Chief Financial Officer (Principal Financial Officer)	April 15, 2014

