Form 10-Q
period 2014-03-31
Innovative Product Opportunities Inc.
filed 2014-05-15
CIK 1494413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission File Number: 333-167667

INNOVATIVE PRODUCT OPPORTUNITIES INC.

(Exact name of registrant as specified in its charter)

Delaware	42-1770123
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

8400 Edinger Ave., Suite 202R Huntington Beach, California	92647
(Address of Principal Executive Offices)	(Zip Code)

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

1

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 15, 2014, the issuer had 2,723,000,000 shares of its common stock issued and outstanding, par value $0.0001 per share.

2

INNOVATIVE PRODUCT OPPORTUNITIES INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2014

(A Development Stage Enterprise)

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Innovative Product Opportunities Inc.
(A Development Stage Enterprise)
BALANCE SHEETS
(Unaudited)
	March 31, 2014	December 31, 2013
ASSETS

Current assets
Cash	$722	$1,994
Total current assets	722	1,994

Property and equipment, net	549	606

Total assets	$1,271	$2,600

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$38,993	$27,297
Customer deposit	65,000	65,000
Accrued interest	967	967
Convertible notes, net of unamortized debt discount of $2,308 and $7,500, respectively	6,792	1,600
Notes payable	104,845	91,534
Due to related party	76,895	76,895
Total current liabilities	293,492	263,293

Total liabilities	293,492	263,293

Stockholders’ deficit
Preferred stock; $0.001 par value; 1,000,000 shares authorized, -0- issued and outstanding	—	—
Common stock; $0.0001 par value; 3,000,000,000 shares authorized, 2,723,000,000 and 985,000,0000 shares issued and outstanding, respectively	272,300	98,500
Additional paid-in capital	5,947,200	5,773,400
Accumulated deficit during development stage	(6,511,721)	(6,132,593)
Total stockholders’ deficit	(292,221)	(260,693)

Total liabilities and stockholders’ deficit	$1,271	$2,600

The accompanying footnotes are an integral part of these financial statements.

Innovative Product Opportunities Inc.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31, 2014	Three months ended March 31, 2013	From inception (April 3, 2009) through March 31, 2014
Sales	$—	$—	$21,000
Cost of sales	—	—	—
Gross profit	—	—	21,000

Operating expenses
Bad debts	—	—	21,000
General and administrative	26,333	18,171	341,522
Share-based compensation	321,100	—	5,885,600
Total expenses	347,433	18,171	6,248,122
Loss from operations	(347,433)	(18,171)	(6,227,122)

Other income (loss)
Gain on settlement of accounts receivable	—	—	336,000
Other-than-temporary impairment loss on securities	—	—	(124,950)
Loss on cancellation of securities	—	—	(211,050)
Loss on issuance of stock-based compensation	(26,500)	—	(250,000)
Accretion of debt discount	(5,192)	—	(33,192)
Interest	(3)	—	(1,407)
	(31,695)	—	(284,599)

Net loss for the period	$(379,128)	$(18,171)	$(6,511,721)

Net loss per common share - basic	$(0.00)	$(0.00)
Weighted average number of common shares outstanding – basic	2,124,355,556	348,000,000

The accompanying footnotes are an integral part of these financial statements.

Innovative Product Opportunities Inc.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
(Unaudited)
	For the three months ended March 31, 2014	For the three months ended March 31, 2013	From Inception (April 3, 2009) through March 31, 2014
Cash flows from operating activities
Net loss for the period	$(379,128)	$(18,171)	$(6,511,721)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	57	—	144
Shares issued to founder	—	—	2,000
Stock issued for services	321,100	—	5,885,600
Loss on issuance of stock-based compensation	26,500	—	250,000
Accretion of debt discount	5,192	—	33,192
Change in operating assets and liabilities
Increase in customer deposit	—	—	65,000
Increase in accounts payable and accrued liabilities	11,696	(1,105)	38,993
Increase in accrued interest	—	—	967
Net cash used in operating activities	(14,583)	(19,276)	(235,825)

Cash flows used in investing activities
Purchase of equipment	—	—	(693)
Net cash used in investing activities	—	—	(693)

Cash flow from financing activities
Advances by related party	—	1,211	343,320
Repayment of advances by related party	—	(1,134)	(236,425)
Proceeds from notes payable	13,311	18,000	157,845
Repayment to notes payable	—	—	(27,500)
Net cash provided by financing activities	13,311	18,077	237,240

Net change in cash	(1,272)	(1,199)	722

Cash, beginning of the period	1,994	2,268	—

Cash, end of the period	$722	1,069	$722

Supplemental disclosure of non-cash investing and financing activities
Conversion of due to related party for common stock	$—	$—	$30,000
Settlement of notes payable for common stock	$—	$—	$226,600
Conversion of notes payable for common stock	$—	$—	$26,400
Debt discount recorded in connection with convertible notes	$—	$—	$25,500
Finance costs recorded in connection with original issue discounts on convertible notes payable	$—	$—	$10,000

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited financial statements of Innovative Product Opportunities Inc. have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the annual financial statements for the year ended December 31, 2013 of Innovative Product Opportunities Inc. in our Form 10-K filed on April 15, 2014.

The interim financial statements present the balance sheets, statements of operations and cash flows of Innovative Product Opportunities Inc. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2014 and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have significant operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company has an accumulated deficit during development stage at March 31, 2014 of $6,511,721. The Company will be dependent upon the raising of additional capital through placement of its common stock in order to implement its business plan. There can be no assurance that the Company will be successful in this situation. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might result from this uncertainty. The Company is funding its initial operations by way of loans from its Chief Executive Office and others, and the use of equity to pay some operating expenses. The Company's officers and directors have committed to advancing certain operating costs of the Company.

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

RECENT ACCOUNTING PRONOUNCEMENTS

There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted the quarterly period ended March 31, 2014, or which are expected to impact future periods that were not already adopted and disclosed in prior periods.

NOTE 3 - CUSTOMER DEPOSITS

The company has invoiced and received cash in the amount of $65,000 for a new product design project on behalf of two customers. In accordance with the revenue recognition policy of the Company, all revenue has been deferred since the Company recognize revenue under this service contract using the completed contract method.

The customer deposits were received from two customers who are shareholders and note holders of the Company. One customer, Al Kau, paid invoices totaling $32,500 in cash, holds notes payable of $36,000 and a convertible note of $6,792 (net of debt discount of $2,308) in the Company at March 31, 2014 and is a 7.7% shareholder at March 31, 2014. The second customer, Aaron Shrira, also paid invoices totaling $32,500 in cash, holds notes payable of $42,917 in the Company at March 31, 2014 and is a 0% shareholder at March 31, 2014.

NOTE 4 – CONVERTIBLE NOTES

On July 2, 2013, the Company agreed to amend the term of an unsecured, non-interest bearing promissory note payable on demand with a carrying value $12,500 issued to the Al Kau, Al Kau is a consultant, investor and customer of the Company. Under the terms of the Side Letter Agreement, the issue price of the Note is $12,500 with a face value of $18,000 and the terms of the Note include a fixed conversion price of $0.0001 per share of Company’s common stock and a maturity date of May 10, 2014. The amendment of the terms of the Note resulted in a beneficial conversion feature of $12,500 since the closing price of common stock on July 2, 2013 exceeded the fixed conversion price. The beneficial conversion feature of $12,500 is included in additional paid-in capital. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the note. On July 11, 15 and 16, 2013 the holder of the note converted $8,900 of principal plus accrued interest into 89,000,000 shares of the Company's common stock. The statement of operations included expense of $5,192 for amortization of debt discount for the three months ended March 31, 2014.

NOTE 5 – NOTES PAYABLE

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

On January 17, 2014, the Company issued a promissory note in the amount of $2,743 to The Cellular Connection Limited. This note is unsecured, bears no interest and is payable on demand by the note holder.

On January 20, 2014, the Company issued a promissory note in the amount of $2,737 to The Cellular Connection Limited. This note is unsecured, bears no interest and is payable on demand by the note holder.

On January 31, 2014, the Company issued a promissory note in the amount of $2,684 to The Cellular Connection Limited. This note is unsecured, bears no interest and is payable on demand by the note holder.

On February 20, 2014, the Company issued a promissory note in the amount of $1,822 to The Cellular Connection Limited. This note is unsecured, bears no interest and is payable on demand by the note holder.

On March 25, 2014, the Company issued a promissory note in the amount of $1,325 to The Cellular Connection Limited. This note is unsecured, bears no interest and is payable on demand by the note holder.

On March 28, 2014, the Company issued a promissory note in the amount of $2,000 to The Cellular Connection Limited. This note is unsecured, bears no interest and is payable on demand by the note holder.

As of March 31, 2014 and December 31, 2013 notes payable totaling $104,845 and $91,534, respectively, were outstanding. The balances are non-interest bearing, unsecured and have no specified terms of repayment.

NOTE 6 – DUE TO RELATED PARTY

As of March 31, 2014 and December 31, 2013 advances of $76,895 were due to the Company's Chief Executive Officer. The balance are non-interest bearing, unsecured and have no specified terms of repayment.

NOTE 7 - STOCKHOLDERS’ EQUITY

The Company is authorized to issue an aggregate of 3,000,000,000 common shares with a par value of $0.0001 per share and 1,000,000 shares of preferred stock with a par value of $0.001 per share. No preferred shares have been issued.

On January 1, 2014, the Company agreed to issue 210,000,000 shares of common stock valued at $42,000 to Doug Clark, the Chief Executive Officer of the Company, as stock-based compensation. The services are valued based on the closing price of the Company's common stock on the date of the agreement exchanged for the services.

On January 1, 2014, the Company agreed to issue 265,000,000 shares of common stock valued at $53,000 to Nadav Elituv as stock-based compensation for software development services related to interactive displays. The services are valued based on the closing price of the Company's common stock on the date of the agreement exchanged for the services.

On January 1, 2014, the Company agreed to issue 210,000,000 shares of common stock valued at $42,000 to Al Kau, consultant, investor and customer of the Company, as stock-based compensation for development, implementation and maintenance of sound business strategies including identification of suitable merger and acquisition candidates. The services are valued based on the closing price of the Company's common stock on the date of the agreement exchanged for the services.

On January 1, 2014, the Company agreed to issue 210,000,000 shares of common stock valued at $42,000 to Aaron Shrira, consultant, investor and customer of the Company, as stock-based compensation for introducing us to potential customers. The services are valued based on the closing price of the Company's common stock on the date of the agreement exchanged for the services.

On January 1, 2014, the Company agreed to issue 192,000,000 shares of common stock valued at $38,400 to William Reil as stock-based compensation for development, implementation and maintenance of sound business strategies including identification of suitable merger and acquisition candidates. The services are valued based on the closing price of the Company's common stock on the date of the agreement exchanged for the services.

On January 1, 2014, the Company agreed to issue 193,000,000 shares of common stock valued at $38,600 to Robert McLean, the Chief Financial Officer of the Company, as stock-based compensation. The services are valued based on the closing price of the Company's common stock on the date of the agreement exchanged for the services.

On January 1, 2014, the Company agreed to issue 193,000,000 shares of common stock valued at $38,600 to Grant Stummer, a director of the Company, as stock-based compensation. The services are valued based on the closing price of the Company's common stock on the date of the agreement exchanged for the services.

On January 28, 2014, the Company was agreed to issue 265,000,000 shares of common stock valued at $53,000 to Stuart Turk as stock-based compensation development, implementation and maintenance of sound business strategies including identification of suitable merger and acquisition candidates. The services are valued based on the closing price of the Company's common stock on the date of the agreement exchanged for the services.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to March 31, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains "forward-looking statements" that involve risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in our Form 10-K filed on April 15, 2014, and other filings we make with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

The following discussion and analysis of financial condition and results of operations is based upon, and should be read in conjunction with our audited financial statements and related notes thereto included elsewhere in this report, and in our Form 10-K filed on April 15, 2014.

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

MANAGEMENT'S STRATEGIC VISION

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

RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 AND FROM INCEPTION (APRIL 3, 2009) THROUGH MARCH 31, 2014.

REVENUES

Our revenue for the three months ended March 31, 2014 and 2013 was $0. Our revenue from inception (April 3, 2009) through March 31, 2014 was $21,000. We earned $21,000 of revenue from a contract for design consultation in 2010. This amount was originally booked as accounts receivable and since it was not collected within a reasonable period, an allowance was booked in the subsequent period. We are completely dependent upon the willingness of our management to fund our initial operations by way of loans from our Chief Executive Officer and shareholders.

COSTS OF GOODS SOLD

We did not incur cost of sales for the three months ended March 31, 2014 and 2013 and for the cumulative period from Inception (April 3, 2009) through March 31, 2014.

OPERATING EXPENSES

Our general and administrative expense for the three months ended March 31, 2014 and 2013 was $26,333 and $18,171, respectively. The expenses can be primarily attributed to our need to pay for professional fees, our transfer agent and investment relations. During the three months ended March 31, 2014, we issued 1,738,000,000 shares of common stock of the Company valued at $347,600 for consulting services.

OTHER INCOME (EXPENSE)

Interest expense for the three months ended March 31, 2014 and 2013 was $5,195 and $0 respectively. Interest expense is a result of amortization of debt discounts on convertible notes.

NET INCOME/LOSS

Our net loss for the three months ended March 31, 2014 and 2013 was $379,128 and $18,171, respectively. Our losses during the quarter ended March 31, 2014 and 2013 are due to costs associated with professional fees, our transfer agent, investor relations and stock-based compensation.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

As of March 31, 2014, we had total current assets of $722 and total current liabilities of $293,492, resulting in a working capital deficit of $292,770. At March 31, 2014, we had cash of $722. Our cash flows used in operating activities for the three months ended March 31, 2014 was $14,583. Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations. Our cash flow from financing activities for the three months ended March 31, 2014 was $13,311. Our cash flows used in investing activities for the three months ended March 31, 2014 was $0. The Company has an accumulated deficit during development stage at March 31, 2014 of $6,511,721. The deficit reported at March 31, 2014 is largely a result of operating expenses for professional fees, our transfer agent, investor relations, stock-based compensation and loss on settlement of debt.

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

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2014, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 1, 2014, the Company agreed to issue 210,000,000 shares of common stock valued at $42,000 to Doug Clark, the Chief Executive Officer of the Company, as stock-based compensation.

On January 1, 2014, the Company agreed to issue 265,000,000 shares of common stock valued at $53,000 to Nadav Elituv as stock-based compensation for software development services related to interactive displays.

On January 1, 2014, the Company agreed to issue 210,000,000 shares of common stock valued at $42,000 to Al Kau, consultant, investor and customer of the Company, as stock-based compensation for development, implementation and maintenance of sound business strategies including identification of suitable merger and acquisition candidates.

On January 1, 2014, the Company agreed to issue 210,000,000 shares of common stock valued at $42,000 to Aaron Shrira, consultant, investor and customer of the Company, as stock-based compensation for introducing us to potential customers.

On January 1, 2014, the Company agreed to issue 192,000,000 shares of common stock valued at $38,400 to William Reil as stock-based compensation for development, implementation and maintenance of sound business strategies including identification of suitable merger and acquisition candidates.

On January 1, 2014, the Company agreed to issue 193,000,000 shares of common stock valued at $38,600 to Robert McLean, the Chief Financial Officer of the Company, as stock-based compensation.

On January 1, 2014, the Company agreed to issue 193,000,000 shares of common stock valued at $38,600 to Grant Stummer, a director of the Company, as stock-based compensation.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

During the quarter ended March 31, 2014, we did not have any defaults upon senior securities.

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

INNOVATIVE PRODUCTS OPPORTUNITIES INC.

May 15, 2014	By: /s/ Doug Clark Doug Clark, President (Principal Executive Officer) and Chairman of the Board of Directors

May 15, 2013	By: /s/ Robert McLean Robert McLean, Chief Financial Officer (Principal Financial Officer)

