Form 10-Q
period 2014-06-30
Innovative Product Opportunities Inc.
filed 2014-08-15
CIK 1494413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

8400 Edinger Ave., Suite 202R Huntington Beach, California

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 14, 2014, the issuer had 245,803,000 shares of its common stock issued and outstanding, par value $0.0001 per share.

1

INNOVATIVE PRODUCT OPPORTUNITIES INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2014

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Innovative Product Opportunities Inc.
BALANCE SHEETS
(Unaudited)
	June 30, 2014	December 31, 2013

ASSETS

Current assets
Cash	$343	$1,994
Accounts receivable	8,250	—
Total current assets	8,593	1,994

Property and equipment, net	491	606

Total assets	$9,084	$2,600

LIABILITIES AND STOCKHOLDERS’DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$8,194	$27,297
Advances	3,500	—
Customer deposit	—	65,000
Accrued interest	—	967
Notes payable	—	91,534
Convertible promissory notes, net of unamortized debt discount of $314,357 and $7,500, respectively	28,669	1,600
Due to related party	1,500	76,895
Total current liabilities	41,863	263,293

Total liabilities	41,863	263,293

Stockholders’ deficit
Preferred stock; $0.001 par value; 1,000,000 shares authorized, -0- issued and outstanding	—	—
Common stock; $0.0001 par value; 3,000,000,000 shares authorized, 245,803,000 and 985,000 shares issued and outstanding, respectively	24,580	99
Additional paid-in capital	20,789,090	5,871,801
Accumulated deficit	(20,846,449)	(6,132,593)
Total stockholders’ deficit	(32,779)	(260,693)

Total liabilities and stockholders’ deficit	$9,084	$2,600

The accompanying footnotes are an integral part of these financial statements.

Innovative Product Opportunities Inc.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30, 2014	Three months ended June 30, 2013	Six months ended June 30, 2014	Six months ended June 30, 2013
Sales	$73,250	$--	$73,250	$--
Cost of sales	--	--	--	--
Gross profit	73,250	--	73,250	--

Operating expenses
General and administrative	149,681	23,672	176,017	41,843
Share-based compensation - services	5,246,200	76,000	5,567,300	76,000
Total expenses	5,395,881	99,672	5,743,317	117,843
Loss from operations	(5,322,631)	(99,672)	(5,670,067)	(117,843)

Other income (loss)
Loss on issuance of stock-based compensation	(8,883,800)	--	(8,910,300)	--
Accretion of debt discount	(128,297)	--	(133,489)	--
Interest	--	(5,250)	--	(5,250)
	(9,012,097)	(5,250)	(9,043,789)	(5,250)

Net loss for the period	$(14,334,728)	$(104,922)	$(14,713,856)	$(123,093)

Net loss per common share - basic	$(0.55)	$(0.29)	$(1.02)	$(0.34)

Weighted average number of common shares outstanding – basic	26,051,626	367,868	14,402,619	357,989

The accompanying footnotes are an integral part of these financial statements.

Innovative Product Opportunities Inc.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30, 2014	For the six months ended June 30, 2013
Cash flows from operating activities
Net loss for the period	$(14,713,856)	$(123,093)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	115	—
Shares issued for interest	—	1,750
Stock issued for services	5,567,300	76,000
Loss on issuance of stock-based compensation	8,910,300	—
Accretion of debt discount	133,489	3,500
Change in operating assets and liabilities
Increase in accounts receivable	(8,250)
Increase in customer deposit	(65,000)	14,000
Increase in accounts payable and accrued liabilities	135,047	549
Increase in accrued interest	(967)	—
Net cash used in operating activities	(41,822)	(27,294)

Cash flow from financing activities
Advances	3,500	—
Advances by related party	7,100	4,427
Repayment of advances by related party	—	(1,134)
Proceeds from notes payable	29,571	22,728
Net cash provided by financing activities	40,171	26,021

Net change in cash	(1,651)	(1,273)

Cash, beginning of the period	1,994	2,268

Cash, end of the period	$343	995

Supplemental disclosure of non-cash investing and financing activities
Conversion of notes payable for common stock	$106,420	$3,500
Debt discount recorded in connection with convertible notes	$357,750	$—

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

Our business is a research and product development firm specializing in computer vision and gesture recognition technologies targeted at the staging and lighting industry.

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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2014 and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have significant operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company has an accumulated deficit at June 30, 2014 of $20,846,449. The Company will be dependent upon the raising of additional capital through placement of its common stock in order to implement its business plan. There can be no assurance that the Company will be successful in this situation. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might result from this uncertainty. The Company is funding its initial operations by way of loans from its Chief Executive Office and others, and the use of equity to pay some operating expenses. The Company's officers and directors have committed to advancing certain operating costs of the Company.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-10, “Development Stage Entities”. The amendments in this update remove the definition of a development stage entity from the Master Glossary of the ASC thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments in this update are applied retrospectively. The adoption of ASU 2014-10 removed the development stage entity financial reporting requirements from the Company.

NOTE 3 - CUSTOMER DEPOSITS

The company has invoiced and received cash in the amount of $65,000 for a new product design project on behalf of two customers. The customer deposits were received from two customers, Al Kau and Aaron Shrira, who are shareholders and note holders of the Company.

In accordance with the revenue recognition policy of the Company, $65,000 of revenue was recognized during the three months ended June 30, 2014 as the service contract was completed.

NOTE 4 – CONVERTIBLE NOTES

On July 2, 2013, the Company agreed to amend the term of an unsecured, non-interest bearing promissory note payable on demand with a carrying value $12,500 issued to the Al Kau, Al Kau is a consultant, investor and customer of the Company. Under the terms of the Side Letter Agreement, the issue price of the Note is $12,500 with a face value of $18,000 and the terms of the Note include a fixed conversion price of $0.0001 per share of Company’s common stock and a maturity date of May 10, 2014. The amendment of the terms of the Note resulted in a beneficial conversion feature of $12,500 since the closing price of common stock on July 2, 2013 exceeded the fixed conversion price. The beneficial conversion feature of $12,500 is included in additional paid-in capital. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the note. On July 11, 15 and 16, 2013 the holder of the note converted $8,900 of principal plus accrued interest into 89,000 shares of the Company's common stock. The statement of operations included expense of 2,308 and $7,500 for amortization of debt discount for the three and six months ended June 30, 2014, respectively. On June 2, 2014 the holder of the note converted remaining $9,100 of outstanding principal into 91,000 shares of the Company’s common stock.

On June 10, 2014, the Company agreed to amend and add certain terms to unsecured, non-interest bearing promissory notes payable on demand issued to The Cellular Connection Ltd. issued during the period from February 22, 2013 to June 30, 2014 with a total carrying value $42,189. Under the terms of the Side Letter Agreement, the issue price of the Note is $42,189 with a face value of $54,193 and interest rate 20% per year. The terms of the Note include a fixed conversion price of $0.0002 per share of Company’s common stock and a maturity date of December 31, 2014. The amendment of the terms of the Note resulted in a beneficial conversion feature of $42,189. The beneficial conversion feature of $42,189 is included in additional paid-in capital. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the note. On June 20 and 26, 2014 the Company elected to convert $5,500 of principal into 27,500,000 shares of the Company's common stock. The statement of operations included expense of $5,313 for amortization of debt discount for the three and six months ended June 30, 2014.

On June 10, 2014, the Company entered into Side Letter Agreement with the Dorset Solutions Inc. to amend and add certain terms to invoices issued for services during the period from August 21, 2012 to May 17, 2014 with a total carrying value $17,150. Under the terms of the Side Letter Agreement, the issue price of the Note is $17,150 with a face value of $22,295 and interest rate 20% per year. The terms of the Note include a fixed conversion price of $0.0002 per share of Company’s common stock and a maturity date of December 31, 2014. The amendment of the terms of the Note resulted in a beneficial conversion feature of $17,150. The beneficial conversion feature of $17,150 is included in additional paid-in capital. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the note. The statement of operations included expense of $2,186 for amortization of debt discount for the three and six months ended June 30, 2014.

On June 10, 2014, the Company entered into Side Letter Agreement with the Doug Clark, former Chief Executive Officer, to amend and add certain terms to the related party advances of $82,495 for the period from March 2009 to June 2014 and officer and director compensation accrued and unpaid of $137,000 for the period October 1, 2013 to May 19, 2014. Under the terms of the Side Letter Agreement, the issue price of the Note is $219,495 with a face value of $272,038 and interest rate 20% per year. The terms of the Note include a fixed conversion price of $0.0002 per share of Company’s common stock and a maturity date of December 31, 2014. The amendment of the terms of the Note resulted in a beneficial conversion feature of $219,495. The beneficial conversion feature of $219,495 is included in additional paid-in capital. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the note. The statement of operations included expense of $26,670 for amortization of debt discount for the three and six months ended June 30, 2014.

On June 15, 2014, the Company agreed to amend and add certain terms to unsecured, non-interest bearing promissory notes payable on demand issued to Al Kau in a period from March 2012 to February 2013 with a total carrying value $36,000. Under the terms of the Side Letter Agreement, the issue price of the Note is $36,000 with a face value of $45,500 and interest rate 20% per year. The terms of the Note include a fixed conversion price of $0.008 per share of Company’s common stock and a maturity date of December 31, 2014. The amendment of the terms of the Note resulted in a beneficial conversion feature of $36,000. The beneficial conversion feature of $36,000 is included in additional paid-in capital. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the note. On June 16, 2014 the Company elected to convert $45,500 of principal into 5,699,000 shares of the Company's common stock. The statement of operations included expense of $45,500 for amortization of debt discount for the three and six months ended June 30, 2014.

On June 15, 2014, the Company agreed to amend add certain terms to unsecured, non-interest bearing promissory notes payable on demand issued to Aaron Shrira in a period from February to November 2012 with a total carrying value $42,917. Under the terms of the Side Letter Agreement, the issue price of the Note is $42,917 with a face value of $46,320 and interest rate 20% per year. The terms of the Note include a fixed conversion price of $0.008 per share of Company’s common stock and a maturity date of December 31, 2014. The amendment of the terms of the Note resulted in a beneficial conversion feature of $42,917. The beneficial conversion feature of $42,917 is included in additional paid-in capital. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the note. On June 16, 2014 the Company elected to convert $46,320 of principal into 5,790,000 shares of the Company's common stock. The statement of operations included expense of $46,320 for amortization of debt discount for the three and six months ended June 30, 2014.

NOTE 5 – NOTES PAYABLE

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

On June 5, 2014, the Company issued a promissory note in the amount of $16,260 to The Cellular Connection Limited. This note is unsecured, bears no interest and is payable on demand by the note holder.

On June 10, 2014, The Cellular Connection Ltd. agreed to amend the terms of notes payable with principal of $42,189. See Note 4 – Convertible Notes.

On June 15, 2014, Aaron Shrira agreed to amend the terms of notes payable with principal of $42,917. See Note 4 – Convertible Notes.

On June 15, 2014, Al Kau agreed to amend the terms of notes payable with principal of $36,000. See Note 4 – Convertible Notes.

As of June 30, 2014 and December 31, 2013 notes payable totaling $0 and $91,534, respectively, were outstanding. The balances are non-interest bearing, unsecured and have no specified terms of repayment.

NOTE 6 – DUE TO RELATED PARTY

As of June 30, 2014 and December 31, 2013 advances of $1,500 and $76,895, respectively, were due to Doug Clark, the Company's former Chief Executive Officer. The balance are non-interest bearing, unsecured and have no specified terms of repayment. During the six months ended June 30, 2014, Doug Clark advances the Company $7,100 in cash. On June 15, 2014, Doug Clark agreed to amend the terms of due to related party with principal of $82,495. See Note 4 – Convertible Notes.

NOTE 7 - STOCKHOLDERS’ EQUITY

The Company is authorized to issue an aggregate of 3,000,000,000 common shares with a par value of $0.0001 per share and 1,000,000 shares of preferred stock with a par value of $0.001 per share. No preferred shares have been issued.

On May 27, 2014, Board of Directors and stockholders of the Company approved a reverse stock split of the Company’s outstanding common stock in the ratio 1 for 1,000. The reverse stock split has been accounted for retroactively in these financial statements.

On January 1, 2014, the Company agreed to issue 210,000 shares of common stock valued at $42,000 to Doug Clark, the former Chief Executive Officer of the Company, as stock-based compensation. The services are valued based on the closing price of the Company's common stock on the date of the agreement exchanged for the services.

On January 1, 2014, the Company agreed to issue 265,000 shares of common stock valued at $53,000 to Nadav Elituv, the Chief Executive Officer of the Company, as stock-based compensation for software development services related to interactive displays. The services are valued based on the closing price of the Company's common stock on the date of the agreement exchanged for the services.

On January 1, 2014, the Company agreed to issue 210,000 shares of common stock valued at $42,000 to Al Kau, consultant, investor and customer of the Company, as stock-based compensation for development, implementation and maintenance of sound business strategies including identification of suitable merger and acquisition candidates. The services are valued based on the closing price of the Company's common stock on the date of the agreement exchanged for the services.

On January 1, 2014, the Company agreed to issue 210,000 shares of common stock valued at $42,000 to Aaron Shrira, consultant, investor and customer of the Company, as stock-based compensation for introducing us to potential customers. The services are valued based on the closing price of the Company's common stock on the date of the agreement exchanged for the services.

On January 1, 2014, the Company agreed to issue 192,000 shares of common stock valued at $38,400 to William Reil as stock-based compensation for development, implementation and maintenance of sound business strategies including identification of suitable merger and acquisition candidates. The services are valued based on the closing price of the Company's common stock on the date of the agreement exchanged for the services.

On January 1, 2014, the Company agreed to issue 193,000 shares of common stock valued at $38,600 to Robert McLean, the Chief Financial Officer of the Company, as stock-based compensation. The services are valued based on the closing price of the Company's common stock on the date of the agreement exchanged for the services.

On January 1, 2014, the Company agreed to issue 193,000 shares of common stock valued at $38,600 to Grant Stummer, a director of the Company, as stock-based compensation. The services are valued based on the closing price of the Company's common stock on the date of the agreement exchanged for the services.

On January 28, 2014, the Company was agreed to issue 265,000 shares of common stock valued at $53,000 to Stuart Turk as stock-based compensation development, implementation and maintenance of sound business strategies including identification of suitable merger and acquisition candidates. The services are valued based on the closing price of the Company's common stock on the date of the agreement exchanged for the services.

On June 2, 2014, the Company elected to convert $9,100 of principal and interest of a convertible note due to Al Kau into 91,000 shares of common stock of the Company at a fixed conversion price of $0.10 per share.

On June 17, 2014, the Company agreed to issue 16,000,000 shares of common stock valued at $1,600,000 to Robert McLean, the Chief Financial Officer of the Company, as stock-based compensation. The services are valued based on the closing price of the Company's common stock on the date of the agreement exchanged for the services.

On June 17, 2014, the Company agreed to issue 16,000,000 shares of common stock valued at $1,600,000 to Grant Stummer, the Director of the Company, as stock-based compensation. The services are valued based on the closing price of the Company's common stock on the date of the agreement exchanged for the services.

On June 17, 2014, the Company agreed to issue 15,000,000 shares of common stock valued at $1,500,000 to Nadav Elituv, the Chief Executive Officer of the Company, as stock-based compensation. The services are valued based on the closing price of the Company's common stock on the date of the agreement exchanged for the services.

On June 17, 2014, the Company agreed to issue 66,000,000 shares of common stock valued at $6,600,000 to consultants as stock-based compensation for development, implementation and maintenance of sound business strategies. The services are valued based on the closing price of the Company's common stock on the date of the agreement exchanged for the services.

On June 17, 2014, the Company elected to convert $45,500 of principal and interest of a convertible note due to Al Kau into 5,699,000 shares of common stock of the Company at a fixed conversion price of $0.008 per share.

On June 17, 2014, the Company elected to convert $46,320 of principal and interest of a convertible note due to Aaron Shrira into 5,790,000 shares of common stock of the Company at a fixed conversion price of $0.008 per share.

On June 23, 2014, the Company agreed to issue 81,000,000 shares of common stock valued at $2,430,000 to consultants as stock-based compensation for development, implementation and maintenance of sound business strategies. The services are valued based on the closing price of the Company's common stock on the date of the agreement exchanged for the services.

On June 20, 2014, the Company elected to convert $1,500 of principal and interest of a convertible note due to The Cellular Connection Ltd. into 7,500,000 shares of common stock of the Company at a fixed conversion price of $0.0002 per share.

On June 26, 2014, the Company elected to convert $4,000 of principal and interest of a convertible note due to The Cellular Connection Ltd. into 20,000,000 shares of common stock of the Company at a fixed conversion price of $0.0002 per share.

On June 27, 2014, the Company agreed to issue 10,000,000 shares of common stock valued at $400,000 to consultant as stock-based compensation for development, implementation and maintenance of sound business strategies. The services are valued based on the closing price of the Company's common stock on the date of the agreement exchanged for the services.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to June 30, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

BUSINESS OVERVIEW

We incorporated on April 3, 2009 as Innovative Product Opportunities Inc. under the laws of the State of Delaware. We expect to incur losses in the foreseeable future due to significant costs associated with our business start-up, developing our business and costs associated with on-going operations. Our business is a research and product development firm specializing in computer vision and gesture recognition technologies targeted at the staging and lighting industry.

MANAGEMENT'S STRATEGIC VISION

Our business is a research and product development firm specializing in computer vision and gesture recognition technologies targeted at the staging and lighting industry.

As we secure funds, we plan to attract new clients and assist them in their automating stage lighting and add interactivity to video projection. We do not know when we will be profitable in the staging and lighting business and as a result, when, if ever, we will generate profits. In addition to increasing our staging and lighting offerings, we intend to introduce distribution channels and increase our products for sale. This strategic vision will evolve as necessitated by the clients we are able to attract.

RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013.

REVENUES

Our revenue for the three and six months ended June 30, 2014 was $73,250, compared to $0 for the three and six months ended June 30, 2013. We recognized $73,250 of revenue from a contract for design consultation as the service contracted was completed. We are completely dependent upon the willingness of our management to fund our initial operations by way of loans from our Chief Executive Officer and shareholders.

COSTS OF GOODS SOLD

We did not incur cost of sales for the three and six months ended June 30, 2014 and 2013.

OPERATING EXPENSES

Our general and administrative expense for the three and six months ended June 30, 2014 were $149,681 and $176,017, respectively, compared to $23,672 and $41,843 for the three and six months ended June 30, 2013, respectively. The expenses can be primarily attributed to our need to pay for professional fees, our transfer agent and investment relations. During the three and six months ended June 30, 2014, we issued 204,000,000 and 205,738,000 shares of common stock of the Company, respectively, valued at $14,130,000 and $14,477,600, respectively, for consulting services.

OTHER INCOME (EXPENSE)

During the three and six months ended June 30, 2014, the Company incurred $8,883,800 and $8,910,300, respectively, on loss of issuance of stock-based compensation, compared to $0 for the three and six months ended June 30, 2013. Accretion of debt discount for the three and six months ended June 30, 2014 were $128,297 and $133,489, respectively, compared to $0 for the three and six months ended June 30, 2013. Interest expense for the three and six months ended June 30, 2014 was $0, compared to $5,250 for the three and six months ended June 30, 2013.

NET INCOME/LOSS

Our net loss for the three and six months ended June 30, 2014 were $14,334,728 and $14,713,856, respectively, compared to $104,922 and $123,093 for the three and six months ended June 30, 2013, respectively. Our losses during the three and six months ended June 30, 2014 and 2013 are due to costs associated with professional fees, our transfer agent, investor relations and stock-based compensation for services.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

As of June 30, 2014, we had total current assets of $8,593 and total current liabilities of $41,863, resulting in a working capital deficit of $33,270. At June 30, 2014, we had cash of $343. Our cash flows used in operating activities for the six months ended June 30, 2014 was $41,822. Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations. Our cash flow from financing activities for the six months ended June 30, 2014 was $40,171. Our cash flows used in investing activities for the six months ended June 30, 2014 was $0. The Company has an accumulated deficit at June 30, 2014 of $20,846,449. The deficit reported at June 30, 2014 is largely a result of operating expenses for professional fees, our transfer agent, investor relations, stock-based compensation and loss on issuance of stock-based compensation for services.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended June 30, 2014, the Company issued 98,000,000 shares of restricted shares valued at $7,100,000 to consultants as stock-based compensation for development, implementation and maintenance of sound business strategies. The services are valued based on the closing price of the Company's common stock on the date of the agreement exchanged for the services.

During the three months ended June 30, 2014, the Company elected to convert $5,500 of principal and interest of a convertible note into 27,500,000 shares of common stock of the Company at a fixed conversion price of $0.0002 per share.

During the three months ended June 30, 2014, the Company elected to convert $91,820 of principal and interest of a convertible notes into 11,489,000 shares of common stock of the Company at a fixed conversion price of $0.008 per share.

During the three months ended June 30, 2014, the Company elected to convert $9,100 of principal and interest of a convertible notes into 91000 shares of common stock of the Company at a fixed conversion price of $0.10 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

During the quarter ended June 30, 2014, we did not have any defaults upon senior securities.

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

INNOVATIVE PRODUCTS OPPORTUNITIES INC.

August 15, 2014	By: /s/ Nadav Elituv Nadav Elituv, President (Principal Executive Officer) and Chairman of the Board of Directors

August 15, 2013	By: /s/ Robert McLean Robert McLean, Chief Financial Officer (Principal Financial Officer)

