Form 10-Q
period 2014-09-30
Innovative Product Opportunities Inc.
filed 2014-11-14
CIK 1494413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission File Number: 333-167667

INNOVATIVE PRODUCT OPPORTUNITIES INC.

(Exact name of registrant as specified in its charter)

Delaware	42-1770123
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
33 Davies Ave, Level 1 Toronto, Ontario Canada M4M 2A9 (Address of Principal Executive Offices)	M4N 2A9 (Zip Code)

(347) 789-7131

(Registrant's telephone number, including area code)

N/A

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

1

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 14, 2014, the issuer had 255,453,090 shares of its common stock issued and outstanding, par value $0.0001 per share.

2

INNOVATIVE PRODUCT OPPORTUNITIES INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2014

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Innovative Product Opportunities Inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	September 30, 2014	December 31, 2013
ASSETS

Current assets
Cash	$693	$1,994
Accounts receivable	8,774	—
Total current assets	9,467	1,994

Property and equipment, net	433	606

Total assets	$9,900	$2,600

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$8,802	$27,297
Advances	10,580	—
Customer deposit	—	65,000
Accrued interest	—	967
Convertible promissory notes, net of unamortized debt discount of $0 and $7,500, respectively	—	1,600
Notes payable	—	91,534
Convertible promissory notes, net of unamortized debt discount of $157,178 and $0, respectively	185,848	—
Due to related party	9,271	76,895
Total current liabilities	214,501	263,293

Total liabilities	214,501	263,293

Stockholders’ deficit
Preferred stock; $0.001 par value; 1,000,000 shares authorized, -0- issued and outstanding	—	—
Common stock; $0.0001 par value; 3,000,000,000 shares authorized, 255,453,090 and 985,000 shares issued and outstanding, respectively	25,545	99
Additional paid-in capital	21,743,475	5,871,801
Accumulated deficit	(21,973,621)	(6,132,593)
Total stockholders’ deficit	(204,601)	(260,693)

Total liabilities and stockholders’ deficit	$9,900	$2,600

The accompanying footnotes are an integral part of these financial statements.

	Three months ended September 30, 2014	Three months ended September 30, 2013	Nine months ended September 30, 2014	Nine months ended September 30, 2013
Sales	$—	$—	$73,250	$—
Cost of sales	—	—	—	—
Gross profit	—	—	73,250	—

Operating expenses
General and administrative	17,466	41,840	193,483	83,683
Share-based compensation - services	940,500	—	6,507,800	76,000
Total expenses	957,966	41,840	6,701,283	159,683
Loss from operations	(957,966)	(41,840)	(6,628,033)	(159,683)

Other income (loss)
Loss on debt settlement	(12,027)	—	(12,027)	—
Loss on issuance of stock-based compensation	—	—	(8,910,300)	—
Accretion of debt discount	(157,178)	—	(290,668)	—
Interest	—	(12,015)	—	(17,265)
Total other income (loss)	(169,205)	(12,015)	(9,212,995)	(17,265)

Net loss for the period	$(1,127,171)	$(53,855)	$(15,841,028)	$(176,948)

Net loss per common share - basic	$(0.00)	$(0.11)	$(0.17)	$(0.46)
Weighted average number of common shares outstanding – basic	249,579,175	486,293	93,656,256	383,363

The accompanying footnotes are an integral part of these financial statements.

Innovative Product Opportunities Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30, 2014	For the nine months ended September 30, 2013
Cash flows from operating activities
Net loss for the period	$(15,841,028)	$(176,948)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	173	58
Shares issued for interest	--	--
Stock issued for services	6,507,800	76,000
Loss on debt settlement	12,027	--
Loss on issuance of stock-based compensation	8,910,300	--
Accretion of debt discount	290,667	16,880
Change in operating assets and liabilities
Increase in accounts receivable	(8,774)	--
Increase in customer deposit	(65,000)	58,000
Increase in accounts payable and accrued liabilities	138,478	3,165
Increase in accrued interest	(967)	--
Net cash used in operating activities	(56,324)	(22,845)

Cash flow from investing activities
Purchase of equipment	--	(693)
Net cash used in investing activities	--	(693)

Cash flow from financing activities
Advances	16,334	--
Advances by related party	9,117	4,427
Repayment of advances by related party	--	(1,134)
Proceeds from notes payable	29,572	22,728
Net cash provided by financing activities	55,023	26,021

Net change in cash	(1,301)	2,483

Cash, beginning of the period	1,994	2,268

Cash, end of the period	$693	4,751

Supplemental disclosure of non-cash investing and financing activities
Conversion of notes payable for common stock	$-	$12,400
Beneficial conversion feature debt discount	$-	$870

The accompanying footnotes are an integral part of these financial statements.

Innovative Product Opportunities Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Innovative Product Opportunities Inc. (the "Company" or "Innovative") was incorporated on April 3, 2009 in the State of Delaware and established a fiscal year end of December 31.

Our business is a research and product development firm specializing in computer vision and gesture recognition technologies targeted at the staging and lighting industry. The operations of the business are carried on by a 100% owned subsidiary, I8 Interactive Corporation, a company incorporated under the laws of Canada.

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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2014 and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have significant operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company has an accumulated deficit at September 30, 2014 of $21,973,621. The Company will be dependent upon the raising of additional capital through placement of its common stock in order to implement its business plan. There can be no assurance that the Company will be successful in this situation. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might result from this uncertainty. The Company is funding its initial operations by way of loans from its Chief Executive Office and others, and the use of equity to pay some operating expenses. The Company's officers and directors have committed to advancing certain operating costs of the Company.

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

NOTE 3 – ADVANCES

Advances are non-interest bearing, unsecured and non-interest bearing.

NOTE 4 - CUSTOMER DEPOSITS

The company has invoiced and received cash in the amount of $65,000 for a new product design project on behalf of two customers. The customer deposits were received from two customers, Al Kau and Aaron Shrira, who are shareholders and note holders of the Company.

In accordance with the revenue recognition policy of the Company, $65,000 of revenue was recognized during the nine months ended September 30, 2014 as the service contract was completed.

NOTE 5 – CONVERTIBLE NOTES

On July 2, 2013, the Company agreed to amend the term of an unsecured, non-interest bearing promissory note payable on demand with a carrying value $12,500 issued to the Al Kau, Al Kau is a consultant, investor and customer of the Company. Under the terms of the Side Letter Agreement, the issue price of the Note is $12,500 with a face value of $18,000 and the terms of the Note include a fixed conversion price of $0.0001 per share of Company’s common stock and a maturity date of May 10, 2014. The amendment of the terms of the Note resulted in a beneficial conversion feature of $12,500 since the closing price of common stock on July 2, 2013 exceeded the fixed conversion price. The beneficial conversion feature of $12,500 is included in additional paid-in capital. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the note. On July 11, 15 and 16, 2013 the holder of the note converted $8,900 of principal plus accrued interest into 89,000 shares of the Company's common stock. The statement of operations included expense of 2,308 and $7,500 for amortization of debt discount for the three and nine months ended September 30, 2013, respectively. On June 2, 2014 the holder of the note converted remaining $9,100 of outstanding principal into 91,000 shares of the Company’s common stock.

On June 10, 2014, the Company agreed to amend and add certain terms to unsecured, non-interest bearing promissory notes payable on demand issued to The Cellular Connection Ltd. issued during the period from February 22, 2013 to September 30, 2014 with a total carrying value $42,189. Under the terms of the Side Letter Agreement, the issue price of the Note is $42,189 with a face value of $54,193 and interest rate 20% per year. The terms of the Note include a fixed conversion price of $0.0002 per share of Company’s common stock and a maturity date of December 31, 2014. The amendment of the terms of the Note resulted in a beneficial conversion feature of $42,189. The beneficial conversion feature of $42,189 is included in additional paid-in capital. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the note. On June 20 and 26, 2014 the Company elected to convert $5,500 of principal into 27,500,000 shares of the Company's common stock. The statement of operations included expense of $24,440 and $29,753 for amortization of debt discount for the three and nine months ended September 30, 2014.

On June 10, 2014, the Company entered into Side Letter Agreement with the Dorset Solutions Inc. to amend and add certain terms to invoices issued for services during the period from August 21, 2012 to May 17, 2014 with a total carrying value $17,150. Under the terms of the Side Letter Agreement, the issue price of the Note is $17,150 with a face value of $22,295 and interest rate 20% per year. The terms of the Note include a fixed conversion price of $0.0002 per share of Company’s common stock and a maturity date of December 31, 2014. The amendment of the terms of the Note resulted in a beneficial conversion feature of $17,150. The beneficial conversion feature of $17,150 is included in additional paid-in capital. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the note. The statement of operations included expense of $10,055 and $12,240 for amortization of debt discount for the three and nine months ended September 30, 2014.

On June 10, 2014, the Company entered into Side Letter Agreement with the Doug Clark, former Chief Executive Officer, to amend and add certain terms to the related party advances of $82,495 for the period from March 2009 to June 2014 and officer and director compensation accrued and unpaid of $137,000 for the period October 1, 2013 to May 19, 2014. Under the terms of the Side Letter Agreement, the issue price of the Note is $219,495 with a face value of $272,038 and interest rate 20% per year. The terms of the Note include a fixed conversion price of $0.0002 per share of Company’s common stock and a maturity date of December 31, 2014. The amendment of the terms of the Note resulted in a beneficial conversion feature of $219,495. The beneficial conversion feature of $219,495 is included in additional paid-in capital. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the note. The statement of operations included expense of $122,684 and 149,354 for amortization of debt discount for the three and nine months ended September 30, 2014.

On June 15, 2014, the Company agreed to amend and add certain terms to unsecured, non-interest bearing promissory notes payable on demand issued to Al Kau in a period from March 2012 to February 2013 with a total carrying value $36,000. Under the terms of the Side Letter Agreement, the issue price of the Note is $36,000 with a face value of $45,500 and interest rate 20% per year. The terms of the Note include a fixed conversion price of $0.008 per share of Company’s common stock and a maturity date of December 31, 2014. The amendment of the terms of the Note resulted in a beneficial conversion feature of $36,000. The beneficial conversion feature of $36,000 is included in additional paid-in capital. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the note. On June 16, 2014 the Company elected to convert $45,500 of principal into 5,699,000 shares of the Company's common stock. The statement of operations included expense of $45,500 for amortization of debt discount for the three and nine months ended September 30, 2014.

On June 15, 2014, the Company agreed to amend add certain terms to unsecured, non-interest bearing promissory notes payable on demand issued to Aaron Shrira in a period from February to November 2012 with a total carrying value $42,917. Under the terms of the Side Letter Agreement, the issue price of the Note is $42,917 with a face value of $46,320 and interest rate 20% per year. The terms of the Note include a fixed conversion price of $0.008 per share of Company’s common stock and a maturity date of December 31, 2014. The amendment of the terms of the Note resulted in a beneficial conversion feature of $42,917. The beneficial conversion feature of $42,917 is included in additional paid-in capital. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the note. On June 16, 2014 the Company elected to convert $46,320 of principal into 5,790,000 shares of the Company's common stock. The statement of operations included expense of $46,320 for amortization of debt discount for the three and nine months ended September 30, 2014.

NOTE 6 – NOTES PAYABLE

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

On June 10, 2014, The Cellular Connection Ltd. agreed to amend the terms of notes payable with principal of $42,189. See Note 4 – Convertible Notes.

On June 15, 2014, Aaron Shrira agreed to amend the terms of notes payable with principal of $42,917. See Note 4 – Convertible Notes.

On June 15, 2014, Al Kau agreed to amend the terms of notes payable with principal of $36,000. See Note 5 – Convertible Notes.

As of September 30, 2014 and December 31, 2013 notes payable totaling $0 and $91,534, respectively, were outstanding. The balances are non-interest bearing, unsecured and have no specified terms of repayment.

NOTE 7 – DUE TO RELATED PARTY

As of September 30, 2014 and December 31, 2013 advances of $5,754 and $0, respectively, were due to Nadav Elituv, the Company's Chief Executive Officer. The balance is non-interest bearing, unsecured and have no specified terms of repayment.

As of September 30, 2014 and December 31, 2013 advances of $3,517 and $76,895, respectively, were due to Doug Clark, the Company's former Chief Executive Officer. The balance are non-interest bearing, unsecured and have no specified terms of repayment. During the nine months ended September 30, 2014, Doug Clark advances the Company $9,117 in cash. On June 15, 2014, Doug Clark agreed to amend the terms of due to related party with principal of $82,495. See Note 5 – Convertible Notes.

NOTE 8 - STOCKHOLDERS’ EQUITY

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

On August 25, 2014, the Company agreed to issue 9,500,000 shares of common stock valued at $940,500 to Doug Clark, former Chief Executive Officer as stock-based compensation for development, implementation and maintenance of sound business strategies. The services are valued based on the closing price of the Company's common stock on the date of the agreement exchanged for the services.

On August 25, 2014, the Company agreed to issue 150,000 shares of common stock valued at $14,850 to settle debt in the amount of $2,823. The statement of operations includes $12,027 for loss on debt settlement for the three and nine months ended September 30, 2014.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to September 30, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

BUSINESS OVERVIEW

We incorporated on April 3, 2009 as Innovative Product Opportunities Inc. under the laws of the State of Delaware. We expect to incur losses in the foreseeable future due to significant costs associated with our business start-up, developing our business and costs associated with on-going operations. Our business is a research and product development firm specializing in computer vision and gesture recognition technologies targeted at the staging and lighting industry. The operations of the business are carried on by a 100% owned subsidiary, I8 Interactive Corporation, a company incorporated under the laws of Canada.

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

RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013.

REVENUES

Our revenue for the three and nine months ended September 30, 2014 was $73,250, compared to $0 for the three and nine months ended September 30, 2013. We recognized $73,250 of revenue from a contract for design consultation as the service contracted was completed. We are completely dependent upon the willingness of our management to fund our initial operations by way of loans from our Chief Executive Officer and shareholders.

COSTS OF GOODS SOLD

We did not incur cost of sales for the three and nine months ended September 30, 2014 and 2013.

OPERATING EXPENSES

Our general and administrative expense for the three and nine months ended September 30, 2014 were $17,466 and $193,483, respectively, compared to $41,840 and $83,683 for the three and nine months ended September 30, 2013, respectively. The expenses can be primarily attributed to our need to pay for professional fees, our transfer agent and investment relations. During the three and nine months ended September 30, 2014, we issued 9,500,000 and 215,238,000 shares of common stock of the Company, respectively, valued at $940,500 and $15,418,100, respectively, for consulting services.

OTHER INCOME (EXPENSE)

During the three and nine months ended September 30, 2014, the Company incurred $0 and $8,910,300, respectively, on loss of issuance of stock-based compensation, compared to $0 for the three and nine months ended September 30, 2013. During the three and nine months ended September 30, 2014, the Company incurred $12,027 on loss of issuance of stock for debt settlement, compared to $0 for the three and nine months ended September 30, 2013. Accretion of debt discount for the three and nine months ended September 30, 2014 were $157,178 and $290,668, respectively, compared to $0 for the three and nine months ended September 30, 2013. Interest expense for the three and nine months ended September 30, 2014 was $0, compared to $12,015 and $17,265 for the three and nine months ended September 30, 2013, respectively.

NET INCOME/LOSS

Our net loss for the three and nine months ended September 30, 2014 were $1,127,171 and $15,841,028, respectively, compared to $53,855 and $176,948 for the three and nine months ended September 30, 2013, respectively. Our losses during the three and nine months ended September 30, 2014 and 2013 are due to costs associated with professional fees, our transfer agent, investor relations and stock-based compensation for services.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

As of September 30, 2014, we had total current assets of $9,467 and total current liabilities of $214,501, resulting in a working capital deficit of $205,034. At September 30, 2014, we had cash of $693. Our cash flows used in operating activities for the nine months ended September 30, 2014 was $56,324. Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations. Our cash flow from financing activities for the nine months ended September 30, 2014 was $55,023. Our cash flows used in investing activities for the nine months ended September 30, 2014 was $0. The Company has an accumulated deficit at September 30, 2014 of $21,973,621. The deficit reported at September 30, 2014 is largely a result of operating expenses for professional fees, our transfer agent, investor relations, stock-based compensation and loss on issuance of stock-based compensation for services.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 25, 2014, the Company agreed to issue 9,500,000 shares of common stock valued at $940,500 to Doug Clark, former Chief Executive Officer as stock-based compensation for development, implementation and maintenance of sound business strategies. The services are valued based on the closing price of the Company's common stock on the date of the agreement exchanged for the services.

On August 25, 2014, the Company agreed to issue 150,000 shares of common stock valued at $14,850 to settle debt in the amount of $2,823. The statement of operations includes $12,027 for loss on debt settlement for the three and nine months ended September 30, 2014

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

During the quarter ended September 30, 2014, we did not have any defaults upon senior securities.

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

INNOVATIVE PRODUCTS OPPORTUNITIES INC.

November 14, 2014	By: /s/ Nadav Elituv Nadav Elituv, President (Principal Executive Officer) and Chairman of the Board of Directors

November 14, 2014	By: /s/ Robert McLean Robert McLean, Chief Financial Officer (Principal Financial Officer)

