Form 10-K
period 2014-12-31
Innovative Product Opportunities Inc.
filed 2015-04-15
CIK 1494413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-167667

INNOVATIVE PRODUCT OPPORTUNITIES INC.

(Exact name of registrant as specified in its charter)

Delaware	42-1770123
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

33 Davies Ave., Level 1, Toronto, Ontario, Canada	M4N 2A9
(Address of Principal Executive Offices)	(Zip Code)

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

1

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 13, 2015 the registrant had 741,793,090 outstanding shares of Common Stock.

Documents incorporated by reference: None.

TABLE OF CONTENTS

PART I		Page
Item 1.	Business	4
Item 1A.	Risk Factors	5
Item 2.	Properties	8
Item 3.	Legal Proceedings	8
Item 4.	Mine Safety Disclosures	8
PART II
Item 5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	8
Item 6.	Selected Financial Data	9
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	12
Item 8.	Financial Statements and Supplementary Data	12
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	14
Item 9A.	Controls and Procedures	14
Item 9B.	Other Information	14
PART III
Item 10.	Directors, Executive Officers and Corporate Governance	15
Item 11.	Executive Compensation	17
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	19
Item 13.	Certain Relationships and Related Transactions and Director Independence	19
Item 14.	Principal Accountant Fees and Services	20
PART IV		22
Item 15.	Exhibits, Financial Statement Schedules	20
	Signatures	22

PART I

ITEM 1. BUSINESS

HISTORICAL DEVELOPMENT

Innovative Product Opportunities Inc. was incorporated on April 3, 2009 in the State of Delaware.

OUR BUSINESS

From inception (April 3, 2009) until June 30, 2014 our business was a product development firm creating products designed, prototyped and produced in numerous industries including consumer and household goods, office products, furniture, and toys.

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

Since July 1, 2014, our business is a research and product development firm specializing in computer vision and gesture recognition technologies targeted at the staging and lighting industry. The operations of the business are carried on by a 100% owned subsidiary, I8 Interactive Corporation, a company incorporated under the laws of Canada.

RESEARCH AND DEVELOPMENT

We have not spent any funds on research and development activities since our inception on April 3, 2009.

EMPLOYEES

As of April 13, 2015, we had four employees. Two employees are full time and two employees are part-time. We believe that our relations with our employees is good.

CUSTOMERS

We intend to market our services via trade and industry publications. Many products developed are new and innovative that requires public recognition to realize potential. Where possible we plan to merge our efforts for both design and publishing to maximize our opportunities.

COMPETITION

We compete with other software developers and systems integrators who offer one or more services competitive with the service we intend to sell. The product development and gesture recognition & motion sensing technology industries are competitive, characterized by the frequent introduction of new products and includes numerous domestic and foreign competitors, some of which are substantially larger and have greater financial and other resources than we do. We compete principally on the basis of offering quality products. Our competition includes:

•	GestureTek
•	LM3LABS Corporation
•	CAST Group of Companies (Blacktrax)

PRODUCT DEVELOPMENT

We have worked on interactive displays, and staging & lighting products to date. We continue to investigate new product potentials in Internet of Things (IoT) and business opportunities.

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

OUR INDEPENDENT AUDITORS HAVE EXPRESSED DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Currently, we do not have any material assets, nor do we have operations or a source of revenue sufficient to cover our operational costs and allow us to continue as a going concern. Since our inception on April 3, 2009 through December 31, 2014, we have an accumulated deficit of $22,143,197. The Company will be dependent upon the raising of additional capital through placement of its common stock in order to implement our business plan. We are currently funding our initial operations by way of loans from our Chief Executive Officer and through the issuance of common stock in exchange for services. Accordingly, these factors raise substantial doubt as to our ability to continue as a going concern.

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

WE CURRENTLY HAVE ONLY 3 CUSTOMERS AND IF WE CANNOT ATTRACT CUSTOMERS WE WILL NOT GENERATE REVENUES AND OUR BUSINESS WILL FAIL.

As of April 13, 2015, we have not generated any profit. We may not be able to successfully attract other customers and in the event that we do attract customers, we may not be able to maintain such customers and as a result, we will not generate revenues and our business will fail. If our business fails, you will lose all or part of your investment.

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

TO DATE WE HAVE GENERATED $100,104 OF REVENUES FROM OPERATIONS SINCE INCEPTION AND WE MAY HAVE ADDITIONAL CAPITAL REQUIREMENTS TO CONTINUE OUR OPERATIONS BUT THEY MIGHT NOT BE AVAILABLE TO US ON FAVORABLE TERMS OR AT ALL, AND IF UNAVAILABLE OUR ABILITY TO RUN OUR BUSINESS WILL BE IMPAIRED.

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

ITEM 2. PROPERTIES.

Our principal executive offices are located at 33 Davies Ave., Level 1, Toronto, Ontario Canada M4M 2A9. Our offices are adequate for our current needs.

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

Fiscal Year Ending December 31, 2014
Quarter Ended	High $	Low $
First Quarter ended March 31, 2014	$1.5000	$0.1000
Second Quarter ended June 30, 2014	$2.0700	$0.0155
Third Quarter ended September 30, 2014	$0.2500	$0.0310
Fourth Quarter ended December 31, 2014	$0.0448	$0.0004

Fiscal Year Ending December 31, 2013
Quarter Ended	High $	Low $
First Quarter ended March 31, 2013	$0.3200	$0.1500
Second Quarter ended June 30, 2013	$0.4500	$0.1100
Third Quarter ended September 30, 2013	$0.1500	$0.3000
Fourth Quarter ended December 31, 2013	$0.8000	$0.1000

NUMBER OF STOCKHOLDERS

The number of record holders of our common stock as of April 13, 2015 was approximately 32, not including nominees of beneficial owners.

DIVIDEND POLICY

We have not paid dividends on our common stock and we do not anticipate paying dividends on our common stock in the foreseeable future. We intend to retain our future earnings, if any, to finance the growth of our business.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

As of December 31, 2014, we do not have any securities authorized for issuance under equity compensation plans.

SECURITIES ISSUED UNDER STOCK OPTION PLANS

During the fiscal year ended December 31, 2014, we did not issue securities under any Stock Option Plans.

RECENT SALES OF UNREGISTERED SECURITIES

During the quarter ended December 31, 2014, the Company did not issue unregistered securities.

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

Since July 1, 2014, our business is a research and product development firm specializing in computer vision and gesture recognition technologies targeted at the staging and lighting industry. The operations of the business are carried on by a 100% owned subsidiary, I8 Interactive Corporation, a company incorporated under the laws of Canada.

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

RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013.

REVENUES

Our revenue for the years ended December 31, 2014 was $79,104, compared to $0 year ended December 31, 2013. We recognized $73,250 of revenue from a contract for design consultation as the service contracted was completed and $5,854 of revenue for installation of a touch and gesture interactive bar-top experience. We are completely dependent upon the willingness of our management to fund our initial operations by way of loans from our Chief Executive Officer and shareholders.

COSTS OF GOODS SOLD

We did not incur cost of sales for years ended December 31, 2014 and 2013.

OPERATING EXPENSES

Our general and administrative expense for the year ended December 31, 2014 were $211,735, compared to $111,204 for the year ended December 31, 2013. The expenses can be primarily attributed to our need to pay for professional fees, our transfer agent and investment relations. During the years ended December 31, 2014 and 2013, we issued 215,238,000 and 525,000 shares of common stock of the Company, respectively, valued at $15,418,100 and $276,000, respectively, for consulting services.

During the year ended December 31, 2014, we issued 215,238,000 shares of common stock of the Company valued at $15,418,100 for business development, consulting, design and technical services. The stock-based compensation issued during the year ended December 31, 2014, was allocated between stock-based compensation for $6,507,800 included in operating expenses and loss on issuance of stock-based compensation of $8,910,300 included in other income (loss). The loss represents the difference between the amount invoiced by the consultant and the fair value of the shares of common stock issued by the Company. During the year ended December 31, 2013 we incurred stock-based compensation expense for 525,000 shares of the common stock of the Company valued at $276,000 for business development, consulting, design and technical services.

NET LOSS

Our net loss for the year ended December 31, 2014 were $16,010,604 compared to $402,608 for the year ended December 31, 2013. Our loss during the years ended December 31, 2014 and 2013 are due to costs associated with professional fees, our transfer agent, investor relations and stock-based compensation for services.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

As of December 31, 2014, we had total current assets of $11,300 and total current liabilities of $385,853, resulting in a working capital deficit of $374,553. At December 31, 2014, we had cash of $0. Our cash flows used in operating activities for the year ended December 31, 2014 was $69,628. Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations. Our cash flow from financing activities for the year ended December 31, 2014 was $67,634. Our cash flows used in investing activities for the year ended December 31, 2014 was $0. The Company has an accumulated deficit at December 31, 2014 of $22,143,197. The deficit reported at December 31, 2014 is largely a result of operating expenses for professional fees, our transfer agent, investor relations, stock-based compensation and loss on issuance of stock-based compensation for services.

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

OPERATING CAPITAL AND CAPITAL EXPENDITURE REQUIREMENTS

We are currently funding our operations by way of cash advances from our Chief Executive Officer, note holders, shareholders and others. We hope to be able to compensate our independent contractors with stock-based compensation, which will not require us to use our cash, although there can be no assurances that we will be successful in these efforts. We expect that we will be required to raise an additional $200,000 in cash by issuing new debt or equity for operating costs in order to implement our business plan in the next twelve months. The funds are loaned to the Company as required to pay amounts owed by the Company. As such, our operating capital is currently limited to the personal resources of our Chief Executive Officer, note holders, shareholders and others. Other than our convertible notes, the loans from our Chief Executive Officer, note holders, shareholders and others are unsecured and non-interest bearing and have no set terms of repayment. Our common stock started trading over the counter and has been quoted on the Over-The Counter Bulletin Board since February 17, 2011. The stock currently trades under the symbol “IPRU.OB.”

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

INDEX

December 31, 2014 and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Innovative Product Opportunities, Inc.

We have audited the accompanying consolidated balance sheet of Innovative Product Opportunities, Inc. (the “Company”) as of December 31, 2014, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Innovative Product Opportunities, Inc. as of December 31, 2014, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has negative working capital and has incurred losses from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KLJ & Associates, LLP KLJ & Associates, LLP
St. Louis Park, MN
April 14, 2015

1660 South Highway 100

Suite 500

St . Louis Park, MN 55416

630.277.2330

Silberstein Ungar, PLLC CPAs and Business Advisors

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Innovative Product Opportunities, Inc.

Toronto, Ontario, Canada

We have audited the balance sheet of Innovative Product Opportunities, Inc. as of December 31, 2013 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Innovative Product Opportunities, Inc. as of December 31, 2013, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Silberstein Ungar, PLLC

Silberstein Ungar, PLLC

April 12, 2014

Innovative Product Opportunities Inc.
CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013
ASSETS

Current assets
Cash	$—	$1,994
Accounts and sundry receivable	9,300	—
Prepaid expenses	2,000	—
Total current assets	11,300	1,994
Property and equipment, net	376	606
Total assets	$11,676	$2,600

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Bank indebtedness	$14	$—
Accounts payable and accrued liabilities	10,365	27,297
Customer deposit	—	65,000
Accrued interest	—	967
Convertible notes, net of unamortized debt discount of $0 and $7,500, respectively	343,026	1,600
Notes payable	17,767	91,534
Due to related parties	14,681	76,895

Total current liabilities	385,853	263,293

Total liabilities	385,853	263,293

Stockholders’ deficit
Preferred stock; $0.001 par value; 1,000,000 shares authorized, -0- issued and outstanding	—	—

Common stock; $0.0001 par value; 3,000,000,000 shares authorized, 255,453,090 shares and 985,000 shares issued and outstanding as of December 31, 2014 and 2013, respectively	25,545	99

Additional paid-in-capital	21,743,475	5,871,801

Accumulated deficit	(22,143,197)	(6,132,593)
Total stockholders’ deficit	(374,177)	(260,693)

Total liabilities and stockholders’ deficit	$11,676	$2,600

The accompanying footnotes are an integral part of these financial statements.

Innovative Product Opportunities Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

For the year ended December 31, 2014		For the year ended December 31, 2013

Sales	$79,104	$--
Cost of sales	--	--
Gross profit	79,104	--

Operating expenses
Bad debts	--	--
General and administrative	211,735	111,204
Share-based compensation	6,507,800	52,500
Total expenses	6,719,535	163,704
Loss from operations	(6,640,431)	(163,704)

Other income (loss)
Loss on debt settlement	(12,027)	--
Loss on issuance of stock-based compensation	(8,910,300)	(223,500)
Accretion of debt discount	(447,846)	(14,000)
Interest	--	(1,404)
	(9,370,173)	(238,904)

Net loss for the year	$(16,010,604)	$(402,608)

Net loss per common share - basic	$(0.12)	$(0.81)

Weighted average number of common shares outstanding – basic	134,437,928	498,712

The accompanying footnotes are an integral part of these financial statements.

Innovative Product Opportunities Inc.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the years ended December 31, 2014 and 2013

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in-Capital	Deficit	Total Shareholders’ Equity (Deficit)
Balance December 31, 2012	--	$ --	348,000	$ 35	$ 5,569,215	$ (5,729,985)	$ (160,735)

Cancellation of common stock	--	--	(12,000)	(1)	1	--	--

Common stock issued for services	--	--	525,000	53	275,947	--	276,000

Beneficial conversion features	--	--	--	--	14,250	--	14,250

Common stock issued to settle notes payable	--	--	124,000	12	12,388	--	12,400

Net loss	--	--	--	--	--	(402,608)	(402,608)

Balance December 31, 2013	--	--	985,000	99	5,871,801	(6,132,593)	(260,693)

Common stock issued for services	--	--	215,238,000	21,524	15,396,576	--	15,418,100

Beneficial conversion features	--	--	--	--	357,750	--	357,750

Common stock issued to settle notes payable	--	--	39,230,000	3,922	117,348	--	121,270

Rounding	--	--	90	--	--	--	--

Net loss	--	--	--	--	--	(16,010,604)	(16,010,604)

Balance December 31, 2014	--	$ --	255,453,090	$ 25,545	$ 21,743,475	$ (22,143,197)	$ (374,177)

The accompanying footnotes are an integral part of these financial statements.

Innovative Product Opportunities Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2014	For the year ended December 31, 2013
Cash flows from operating activities
Net loss for the year	$(16,010,604)	$(402,608)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	230	87
Stock issued for services	6,507,800	52,500
Stock issued for debt	12,027	--
Loss on issuance of stock-based compensation	8,910,300	223,500
Accretion of debt discount	447,846	14,000
Change in operating assets and liabilities
Increase in accounts and receivable	(9,300)	--
(Decrease)/Increase in customer deposit	(65,000)	65,000
Increase in prepaid expenses	(2,000)
Increase in accounts payable and accrued liabilities	140,040	19,063
(Decrease)/Increase in accrued interest	(967)	967
Net cash (used in) operating activities	(69,628)	(27,491)

Cash flows used in investing activities
Purchase of equipment	--	(693)
Net cash used in investing activities	--	(693)

Cash flow from financing activities
Bank indebtedness	14	--
Repayment on advances	(3,112)	--
Advances by related party	19,003	4,427
Repayment of advances by related party	--	(1,134)
Proceeds from notes payable	51,729	24,617
Net cash provided by financing activities	67,634	27,910

Net change in cash	(1,994)	(274)

Cash, beginning of the period	1,994	2,268

Cash, end of the period	$--	$1,994

Supplemental disclosure of non-cash investing and financing activities
Conversion of notes payable for common stock	$121,270	$12,400
Debt discount recorded in connection with convertible notes	$97,320	$14,250
Finance costs recorded in connection with original issue discounts on convertible notes payable	$--	$7,250

The accompanying footnotes are an integral part of these financial statements.

Innovative Product Opportunities Inc.

December 31, 2014 and 2013

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

From inception (April 3, 2009) until June 30, 2014 our business was a product development firm creating products designed, prototyped and produced in numerous industries including consumer and household goods, office products, furniture, and toys.

Since July 1, 2014, our business is a research and product development firm specializing in computer vision and gesture recognition technologies targeted at the staging and lighting industry. The operations of the business are carried on by a 100% owned subsidiary, I8 Interactive Corporation, a company incorporated under the laws of Canada.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The financial statements present the balance sheets and statements of operations, stockholders' equity and cash flows of the Company. These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have significant operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company has an accumulated deficit at December 31, 2014 of $22,143,197. The Company will be dependent upon the raising of additional capital through placement of its common stock in order to implement its business plan. There can be no assurance that the Company will be successful in this situation. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might result from this uncertainty. The Company is funding its initial operations by way of loans from its Chief Executive Office and others, and the use of equity to pay some operating expenses. The Company's officers and directors have committed to advancing certain operating costs of the Company.

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

In accordance with the revenue recognition policy of the Company, $65,000 of revenue was recognized during the year ended December 31, 2014 as the service contract was completed.

NOTE 4 – CONVERTIBLE NOTES

On June 10, 2014, the Company agreed to amend and add certain terms to unsecured, non-interest bearing promissory notes payable on demand issued to The Cellular Connection Ltd. issued during the period from February 22, 2013 to September 30, 2014 with a total carrying value $42,189. Under the terms of the Side Letter Agreement, the issue price of the Note is $42,189 with a face value of $54,193 and interest rate 20% per year. The terms of the Note include a fixed conversion price of $0.0002 per share of Company’s common stock and a maturity date of December 31, 2014. The amendment of the terms of the Note resulted in a beneficial conversion feature of $42,189. The beneficial conversion feature of $42,189 is included in additional paid-in capital. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the note. On June 20 and 26, 2014 the Company elected to convert $5,500 of principal into 27,500,000 shares of the Company's common stock. The statement of operations included expense of $54,193 for amortization of debt discount for the year ended December 31, 2014.

On June 10, 2014, the Company entered into Side Letter Agreement with the Dorset Solutions Inc. to amend and add certain terms to invoices issued for services during the period from August 21, 2012 to May 17, 2014 with a total carrying value $17,150. Under the terms of the Side Letter Agreement, the issue price of the Note is $17,150 with a face value of $22,295 and interest rate 20% per year. The terms of the Note include a fixed conversion price of $0.0002 per share of Company’s common stock and a maturity date of December 31, 2014. The amendment of the terms of the Note resulted in a beneficial conversion feature of $17,150. The beneficial conversion feature of $17,150 is included in additional paid-in capital. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the note. The statement of operations included expense of $22,295 for amortization of debt discount for the year ended December 31, 2014.

On June 10, 2014, the Company entered into Side Letter Agreement with the Doug Clark, former Chief Executive Officer, to amend and add certain terms to the related party advances of $82,495 for the period from March 2009 to June 2014 and officer and director compensation accrued and unpaid of $137,000 for the period October 1, 2013 to May 19, 2014. Under the terms of the Side Letter Agreement, the issue price of the Note is $219,495 with a face value of $272,038 and interest rate 20% per year. The terms of the Note include a fixed conversion price of $0.0002 per share of Company’s common stock and a maturity date of December 31, 2014. The amendment of the terms of the Note resulted in a beneficial conversion feature of $219,495. The beneficial conversion feature of $219,495 is included in additional paid-in capital. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the note. The statement of operations included expense of $272,038 for amortization of debt discount for the year ended December 31, 2014.

On June 15, 2014, the Company agreed to amend and add certain terms to unsecured, non-interest bearing promissory notes payable on demand issued to Al Kau in a period from March 2012 to February 2013 with a total carrying value $36,000. Under the terms of the Side Letter Agreement, the issue price of the Note is $36,000 with a face value of $45,500 and interest rate 20% per year. The terms of the Note include a fixed conversion price of $0.008 per share of Company’s common stock and a maturity date of December 31, 2014. The amendment of the terms of the Note resulted in a beneficial conversion feature of $36,000. The beneficial conversion feature of $36,000 is included in additional paid-in capital. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the note. On June 16, 2014 the Company elected to convert $45,500 of principal into 5,699,000 shares of the Company's common stock. The statement of operations included expense of $45,500 for amortization of debt discount for the year ended December 31, 2014.

On June 15, 2014, the Company agreed to amend add certain terms to unsecured, non-interest bearing promissory notes payable on demand issued to Aaron Shrira in a period from February to November 2012 with a total carrying value $42,917. Under the terms of the Side Letter Agreement, the issue price of the Note is $42,917 with a face value of $46,320 and interest rate 20% per year. The terms of the Note include a fixed conversion price of $0.008 per share of Company’s common stock and a maturity date of December 31, 2014. The amendment of the terms of the Note resulted in a beneficial conversion feature of $42,917. The beneficial conversion feature of $42,917 is included in additional paid-in capital. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the note. On June 16, 2014 the Company elected to convert $46,320 of principal into 5,790,000 shares of the Company's common stock. The statement of operations included expense of $46,320 for amortization of debt discount for the year ended December 31, 2014.

NOTE 5 - NOTES PAYABLE

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

On June 10, 2014, The Cellular Connection Ltd. agreed to amend the terms of notes payable with principal of $42,189. See Note 4 – Convertible Notes.

On June 15, 2014, Aaron Shrira agreed to amend the terms of notes payable with principal of $42,917. See Note 4 – Convertible Notes.

On June 15, 2014, Al Kau agreed to amend the terms of notes payable with principal of $36,000. See Note 5 – Convertible Notes.

On June 19, 2014, the Company issued a promissory note in the amount of $3,500 to The Cellular Connection Limited. This note is unsecured, bears no interest and is payable on demand by the note holder.

On July 28, 2014, the Company issued a promissory note in the amount of $3,000 to The Cellular Connection Limited. This note is unsecured, bears no interest and is payable on demand by the note holder.

On August 26, 2014, the Company issued a promissory note in the amount of $2,736 to The Cellular Connection Limited. This note is unsecured, bears no interest and is payable on demand by the note holder.

On September 11, 2014, the Company issued a promissory note in the amount of $1,025 to The Cellular Connection Limited. This note is unsecured, bears no interest and is payable on demand by the note holder.

On September 29, 2014, the Company issued a promissory note in the amount of $1,344 to The Cellular Connection Limited. This note is unsecured, bears no interest and is payable on demand by the note holder.

On November 12, 2014, the Company issued a promissory note in the amount of $442 to The Cellular Connection Limited. This note is unsecured, bears no interest and is payable on demand by the note holder.

On November 20, 2014, the Company issued a promissory note in the amount of $1,147 to The Cellular Connection Limited. This note is unsecured, bears no interest and is payable on demand by the note holder.

On November 25, 2014, the Company issued a promissory note in the amount of $2,560 to The Cellular Connection Limited. This note is unsecured, bears no interest and is payable on demand by the note holder.

On December 15, 2014, the Company issued a promissory note in the amount of $2,014 to The Cellular Connection Limited. This note is unsecured, bears no interest and is payable on demand by the note holder.

As of December 31, 2014 and December 31, 2013 notes payable totaling $17,768 and $91,534, respectively, were outstanding. The balances are non-interest bearing, unsecured and have no specified terms of repayment.

NOTE 6 – DUE TO RELATED PARTY

As of December 31, 2014 and 2013 advances of $3,417 and $0, respectively, were due to Nadav Elituv, the Company's Chief Executive Officer and at December 31, 2014 and 2013, advances of $714 and $0, respectively were due to 2130555 Ontario Limited, a company controlled by Nadav Elituv. The advances are non-interest bearing, unsecured and have no specified terms of repayment.

As of December, 2014 and 2013 advances of $3,517 and $76,895, respectively, were due to Doug Clark, the Company's former Chief Executive Officer. The balance are non-interest bearing, unsecured and have no specified terms of repayment. During the year ended December 31, 2014, Doug Clark advances the Company $9,117 in cash. On June 15, 2014, Doug Clark agreed to amend the terms of due to related party with principal of $82,495. See Note 5 – Convertible Notes.

On December 24, 2014, the Company issued a promissory note in the amount of $4,390 to DC Design Inc., a Company controlled by Doug Clark, the Company's former Chief Executive Officer for cash received. This note is unsecured, bears no interest and is payable on demand by the note holder.

NOTE 7 - INCOME TAXES

	2014	2013
Net loss before taxes	$(16,010,604)	$(402,608)

Income tax expense (recovery)	$—	$—

A reconciliation of the expected income tax expense, computed by applying a 35% U.S. Federal corporate income tax rate to income before taxes to income tax expense is as follows:

	2014	2013
Expected income tax expense (recovery)	$(5,603,700)	$(141,000)
Share-based payments	5,396,300	96,000
Interest	156,700	5,100
Loss on debt settlement	4,200	—
Change in valuation allowance	46,500	39,900
	$—	$—

At December 31, 2014 and 2013, the Company had available a net-operating loss carry-forward for Federal tax purposes of approximately $450,600 and $318,000, respectively, which may be applied against future taxable income, if any, at various times through 2034. Certain significant changes in ownership of the Company may restrict the future utilization of these tax loss carry-forwards. At December 31, 2014, the Company has a deferred tax asset of $158,400 representing the benefit of its net operating loss carry-forward. The Company has not recognized the tax benefit because realization of the tax benefit is uncertain and thus a valuation allowance has been fully provided against the deferred tax asset.

The Company recognizes interest and penalties, if any, related to uncertain tax positions in general and administrative expenses. No interest and penalties related to uncertain tax positions were accrued at December 31, 2014 and 2013.

The tax years 2014, 2013, 2012, 2011, 2010 and 2009 remain open to examination by the major taxing jurisdictions in which the Company operates. The Company expects no material changes to unrecognized tax positions within the next twelve months.

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

On August 25, 2014, the Company agreed to issue 150,000 shares of common stock valued at $14,850 to settle debt in the amount of $2,823. The statement of operations includes $12,027 for loss on debt settlement for the year ended December 31, 2014

NOTE 9 - SUBSEQUENT EVENTS

On January 12, 2015, the Company agreed to issue 221,340,000 shares of common stock valued at $177,072 to consultants as stock-based compensation for development, implementation and maintenance of sound business strategies. The services are valued based on the closing price of the Company's common stock on the date of the agreement exchanged for the services.

From January 1 to March 12, 2015, the Company elected to convert $26,500 of principal and interest of a convertible note due to The Cellular Connection Ltd. into 265,000,000 shares of common stock of the Company at a fixed conversion price of $0.0001 per share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We have had no changes in or disagreements with our accountants. None of our principal independent accountants have resigned or declined to stand for re-election.

ITEM 9A(T). CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2014. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2014 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2014, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2015: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, which are included within disclosure controls and procedures, that occurred during our fiscal quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name, age, positions and offices that each director and officer have held for the past five years as of December 31, 2014. Members of the Board are elected and serve for one year terms or until their successors are elected and qualify. Our executive officers are elected by and serve at the pleasure of our Board of Directors. There are no family relationships among our directors and executive officers.

Name	Age	Position
Nadav Elituv	51	President, Chairman, Chief Executive Officer and Director
Grant Stummer	48	Director

BOARD OF DIRECTORS

Our board of directors consists of only one director. Directors serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal.

The following is information on the business experience of our directors and executive officers:

BIOGRAPHIES OF EXECUTIVE OFFICERS AND DIRECTORS

Nadav Elituv has been our President, Chief Executive Officer and Director since June 2014. Mr. Elituv devotes a minimum of 40% of his working time to the affairs of our Company. Since August 2008, Mr. Elituv has serviced as the President and Founder of Imagin8. Imagin8 is a startup and leading developer of hand and body motion-based interactive digital technologies that are designed to enhance new consumer experiences from touch-screens to floor-screens. Mr. Elituv is the results-driven leader of an innovative digital technology enterprise, for over twenty years. With a track record for building, developing and motivating high-performance teams and is an expert in high-tech systems. This includes the design and implementation of computer-vision and gesture-recognition software. Mr. Elituv has solid career experience driving strategic initiatives and meeting critical business mandates.

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

CODE OF ETHICS

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We will provide a copy of our Code of Ethics to any person, free of charge, upon written request to Nadav Elituv at Innovative Product Opportunities Inc., 28 Argonaut, Suite 140, Aliso Viejo, California 92656

PROCEDURE FOR NOMINATING DIRECTORS

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

Although our Board does not have a separately-designated standing Audit Committee, our full Board of Directors performs the functions usually designated to an Audit Committee. As of December 31, 2014 Mr. McLean has been designated as the Board's "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K. We have determined that Mr. McLean is "independent" as independence for audit committee members is defined in Rule 5605 of the Nasdaq Marketplace Rules and Rule 10A-3 of the Securities Exchange Act of 1934. Mr. McLean's experience and background has provided him with an understanding of accounting principles generally accepted in the United States of America and financial statements prepared thereon. Mr. McLean has experience preparing, auditing, analyzing and evaluating financial statements that present a breadth and level of complexity of accounting issues comparable to the issues that can reasonably be expected to be raised by our financial statements. Mr. McLean has an understanding of audit committee functions.

ITEM 11. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Nadav Elituv, Principal Executive Officer, President, Chairman and Director (1), (2)	2014	$—	$—	$1,553,000	$—	$—	$—	$—	$1,553,000
	2013	$—	$—	$—	$—	$—	$—	$—	$—
Doug Clark, Former Principal Executive Officer, President, Chairman and Director	2014	$—	$—	$542,000	$—	$—	$—	$124,000	$169,000
	2013	$—	$—	$—	$—	$—	$—	$13,000	$13,000
Robert McLean, Former Principal Accounting Officer	2014	$—	$—	$1,638,600	$—	$—	$—	$—	$1,638,600
	2013	$—	$—	$26,000	$—	$—	$—	$—	$26,000
Grant Stummer, Director	2014	$—	$—	$1,638,600	$—	$—	$—	$—	$1.638,600
	2013	$—	$—	$26,000	$—	$—	$—	$—	$26,000

(1)	On June 3, 2014, Mr. Elituv sold 265,000 shares of common stock in a private transaction for anticipated proceeds of $26,500. The purchaser has been unable to deposit and dispose of the shares. At March 4, 2015, the market value of these shares was $583.
(2)	Mr. Elituv sold 2,500,000 shares of common stock, between January 21, 2015 to February 26, 2015, for total cash proceeds of $868.

On October 1, 2013, the Board of Director of the Company approved a resolution to compensate Doug Clark, Principal Executive

Officer, President, Chairman and Director $1,000 per week as long as he shall remain an officer of the Company.

On November 7, 2013, the Company issued a total of 65,000,000 shares of common stock valued at $26,000 as compensation for services to Robert McLean, former Principal Accounting Officer.

On November 7, 2013, the Company issued a total of 65,000,000 shares of common stock valued at $26,000 as compensation for services to Grant Stummer, former Director.

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

On June 23, 2014, the Company agreed to issue 15,000,000 shares of common stock valued at $450,000 to Doug Clark, the former Chief Executive Officer of the Company, as stock-based compensation for services of $3,000. The services are valued based on the closing price of the Company's common stock on the date of the agreement exchanged for the services. $447,000 was included as a loss on stock-based compensation for the year ended December 31, 2014.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

At December 31, 2014, there were no unexercised options, no stock that has not vested and no equity incentive plan ward for each name executive officer.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During the fiscal year ended December 31, 2014, Nadav Elituv, Doug Clark and Grant Stummer served as our directors. We do not have a separately standing compensation committee and our board of directors did not perform similar functions as there was no executive compensation paid from our inception on April 3, 2009 through the end of our most recently completed fiscal year ended December 31, 2014. Our board of directors performs the functions of a compensation committee, however as of April 13, 2015, the board of directors has not set any compensation.

During the fiscal year ended December 31, 2014, none of our executive officers:

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of April 13, 2015, as to shares of our common stock beneficially owned by: (1) each person who is known by us to own beneficially more than 5% of our common stock, (2) our named executive officer listed in the summary compensation table, (3) each of our directors and (4) all of our directors and executive officers as a group.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

	Number of Shares Beneficially Owned		Percentage of Class (2)
Name and Address(1)		Class
Nadav Elituv	12,500,000	Common	1.03%
All directors and executive officers (1 person)	12,500,000	Common	1.03%
Black Ridge Holdings Inc.	50,000,000	Common	6.74%
Capiland Capital, Inc.	50,000,000	Common	6.74%
Tony Diveronica	47,000,000	Common	6.34%
Mike Levine	40,000,000	Common	5.39%
Rebecca Mongelli	50,000,000	Common	6.74%
Paul Rhynold	40,000,000	Common	5.39%
Bradley Southam	40,000,000	Common	5.39%
*Denotes less than 1%

(1) The address of all individual directors and executive officers is c/o Innovative Product Opportunities Inc., 33 Davies Ave., Level 1, Toronto, Ontario, Canada M4M 2A9

(2) The number of shares of common stock issued and outstanding on March 12, 2015 was 741,793,090 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of December 31, 2014 and 2013 advances of $4,443 and $0, respectively, were due to Nadav Elituv, the Company's Chief Executive Officer and at December 31, 2014 and 2013, advances of $3,526 and $0, respectively were due to 2130555 Ontario Limited, a company controlled by Nadav Elituv. The advances are non-interest bearing, unsecured and have no specified terms of repayment. The advances were used to pay for operational costs and services.

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

DIRECTOR INDEPENDENCE

As of March 26, 2015, Nadav Elituv and Grant Stummer serve as our directors. Mr. Elituv is not an independent director. Mr. Stummer is an "independent" director, as defined under the standards of independence set forth in the NASDAQ Marketplace Rules. We have our common stock quoted on the Over-the-Counter Bulletin Board, or OTCBB. The OTCBB does not require that a majority of our board of directors be independent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fees related to services performed by KLJ & Associates, LLP and our former auditors, Silberstein Ungar, PLLC and De Joya Griffith, LLC, for the years ended December 31, 2014 and 2013 were as follows:

	2014	2013
Audit Fees	$25,500	$37,020
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$25,500	$37,020

Pre-Approval Policies

The Board's policy is to pre-approve all audit services and all non-audit services before they commence, including the fees and terms thereof, to be provided by our independent auditor. All of the services provided during the fiscal year ended December 31, 2014 were pre-approved. No audit, review or attest services were approved in accordance with Section 2-01(c)(7)(i)(C) of Regulation S-X during the fiscal year ended December 31, 2014.

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

a. The following documents are filed as part of this annual report on Form 10-K:

1. FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Balance Sheets at December 31, 2014 and 2013

Statements of Operations for the years ended December 31, 2014 and 2013

Statement of Stockholders' Equity (Deficit) for the years ended December 31, 2014 and 2013

Statements of Cash Flows for the years ended December 31, 2014 and 2013

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

DATE	INNOVATIVE PRODUCTS OPPORTUNITIES INC.

April 15, 2015	By: /s/ Nadav Elituv Nadav Elituv, President (Principal Executive Officer), Principal Financial Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

By: /s/ Nadav Elituv Nadav Elituv	President (Principal Executive Officer), Principal Financial Officer and Director	April 15, 2015

