Form 10-Q
period 2015-03-31
Innovative Product Opportunities Inc.
filed 2015-05-15
CIK 1494413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 15, 2015, the issuer had 741,793,090 shares of its common stock issued and outstanding, par value $0.0001 per share.

INNOVATIVE PRODUCT OPPORTUNITIES INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2015

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Innovative Product Opportunities Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
	March 31, 2015	December 31, 2014

ASSETS

Current assets
Cash	$51	$—
Accounts and sundry receivable	1,446	9,300
Prepaid expenses	—	2,000
Total current assets	1,497	11,300

Property and equipment, net	318	376

Total assets	$1,815	$11,676

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Bank indebtedness	$—	$14
Accounts payable and accrued liabilities	8,406	10,365
Convertible notes, net of unamortized debt discount of $51,690 and $0, respectively	333,442	343,026
Notes payable	25,689	17,767
Due to related party	21,038	14,681
Total current liabilities	388,575	385,853

Total liabilities	388,575	385,853

Stockholders’ deficit
Preferred stock; $0.001 par value; 1,000,000 shares authorized, -0- issued and outstanding	—	—
Common stock; $0.0001 par value; 3,000,000,000 shares authorized, 741,793,090 and 255,453,090 shares issued and outstanding, respectively	74,179	25,545
Additional paid-in capital	21,898,413	21,743,475
Accumulated deficit	(22,359,352)	(22,143,197)
Total stockholders’ deficit	(386,760)	(374,177)

Total liabilities and stockholders’ deficit	$1,815	$11,676

The accompanying footnotes are an integral part of these financial statements.

Innovative Product Opportunities Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three months ended March 31, 2015	Three months ended March 31, 2014

Sales	$—	$—
Cost of sales	—	—
Gross profit	—	—

Operating expenses
Bad debt	8,250	—
General and administrative	13,918	26,333
Stock-based compensation - services	177,072	321,100
Total expenses	199,240	347,433
Loss from operations	(199,240)	(347,433)

Other income (loss)
Loss on issuance of stock-based compensation	—	(26,500)
Accretion of debt discount	(16,916)	(5,192)
Interest	—	(3)
	(16,916)	(31,695)

Net loss for the period	$(216,156)	$(379,128)

Net loss per common share - basic	$0	$(0.14)

Weighted average number of common shares outstanding – basic	631,114,425	2,624,192

The accompanying footnotes are an integral part of these financial statements.

Innovative Product Opportunities Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31, 2015	For the three months ended March 31, 2014
Cash flows from operating activities
Net loss for the period	$(216,156)	$(379,128)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	58	57
Bad debt	8,250
Stock issued for services	177,072	321,100
Loss on issuance of stock-based compensation	—	26,500
Accretion of debt discount	16,916	5,192
Change in operating assets and liabilities
Increase in accounts receivable	(397)	—
Decrease in prepaid expenses	2,000	—
Increase in accounts payable and accrued liabilities	(1,957)	11,696
Net cash (used in) operating activities	(14,214)	(14,583)

Cash flow from financing activities
Advances	8,947	—
Repayment of advances	(1,039)	—
Advances by related party	13,458	—
Repayment of advances by related party	(7,101)	—
Proceeds from notes payable	—	13,311
Net cash provided by financing activities	14,265	13,311

Net change in cash	51	(1,272)

Cash, beginning of the period	—	1,994

Cash, end of the period	$51	$772

Supplement disclosure of cash flow information:
Interest paid	$—	$—
Taxes paid	$—	$—

The accompanying footnotes are an integral part of these financial statements.

 Innovative Product Opportunities Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited financial statements of Innovative Product Opportunities Inc. have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the annual financial statements for the year ended December 31, 2014 of Innovative Product Opportunities Inc. in our Form 10-K filed on April 15, 2015.

The interim financial statements present the balance sheets, statements of operations and cash flows of Innovative Product Opportunities Inc. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2015 and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have significant operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company has an accumulated deficit at March 31, 2015 of $22,359,352. The Company will be dependent upon the raising of additional capital through placement of its common stock in order to implement its business plan. There can be no assurance that the Company will be successful in this situation. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might result from this uncertainty. The Company is funding its initial operations by way of loans from its Chief Executive Office and others, and the use of equity to pay some operating expenses. The Company's officers and directors have committed to advancing certain operating costs of the Company.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Management is currently assessing the impact the adoption of ASU 2014-09 and has not determined the effect of the standard on our ongoing financial reporting.

In April 2014, the FASB issued Accounting Standards Update No. 2014-08 (ASU 2014-08), Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360). ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company's operations and financial results should be presented as discontinued operations. This new accounting guidance is effective for annual periods beginning after December 15, 2014. The Company is currently evaluating the impact of adopting ASU 2014-08 on the Company's results of operations or financial condition.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15 (ASU 2014-15), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the impact the adopting ASU 2014-15 on the Company’s financial statement presentation and disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

NOTE 3 – ADVANCES

Advances are non-interest bearing, unsecured and due on demand.

NOTE 4 – CONVERTIBLE NOTES

On June 10, 2014, the Company agreed to amend and add certain terms to unsecured, non-interest bearing promissory notes payable on demand issued to The Cellular Connection Ltd. issued during the period from February 22, 2013 to June 10, 2014 with a total carrying value $42,189. Under the terms of the Side Letter Agreement, the issue price of the Note is $42,189 with a face value of $54,193 and interest rate 20% per year. The terms of the Note include a fixed conversion price of $0.0002 per share of Company’s common stock and a maturity date of December 31, 2014. The amendment of the terms of the Note resulted in a beneficial conversion feature of $42,189. The beneficial conversion feature of $42,189 is included in additional paid-in capital. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the note. On June 20 and 26, 2014 the Company elected to convert $5,500 of principal into 27,500,000 shares of the Company's common stock. In accordance with the original terms of the Side Letter Agreement, the convertible note was renewed on January 1, 2015, the face value increased by 20% and the maturity date was extended to December 31, 2015. From January 1 to March 31, 2015, the Company elected to convert $26,500 of principal and interest of a convertible note due to The Cellular Connection Ltd. into 265,000,000 shares of common stock of the Company at a fixed conversion price of $0.0001 per share. The consolidated statement of operations includes interest expense of $2,401 for the three months ended March 31, 2015.

On June 10, 2014, the Company entered into Side Letter Agreement with the Dorset Solutions Inc. to amend and add certain terms to invoices issued for services during the period from August 21, 2012 to May 17, 2014 with a total carrying value $17,150. Under the terms of the Side Letter Agreement, the issue price of the Note is $17,150 with a face value of $22,295 and interest rate 20% per year. The terms of the Note include a fixed conversion price of $0.0002 per share of Company’s common stock and a maturity date of December 31, 2014. The amendment of the terms of the Note resulted in a beneficial conversion feature of $17,150. The beneficial conversion feature of $17,150 is included in additional paid-in capital. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the note. In accordance with the original terms of the Side Letter Agreement, the convertible note was renewed on January 1, 2015, the face value increased by 20% and the maturity date was extended to December 31, 2015. The consolidated statement of operations includes interest expense of $1,099 for the three months ended March 31, 2015.

On June 10, 2014, the Company entered into Side Letter Agreement with the Doug Clark, former Chief Executive Officer, to amend and add certain terms to the related party advances of $82,495 for the period from March 2009 to June 2014 and officer and director compensation accrued and unpaid of $137,000 for the period October 1, 2013 to May 19, 2014. Under the terms of the Side Letter Agreement, the issue price of the Note is $219,495 with a face value of $272,038 and interest rate 20% per year. The terms of the Note include a fixed conversion price of $0.0002 per share of Company’s common stock and a maturity date of December 31, 2014. The amendment of the terms of the Note resulted in a beneficial conversion feature of $219,495. The beneficial conversion feature of $219,495 is included in additional paid-in capital. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the note. In accordance with the original terms of the Side Letter Agreement, the convertible note was renewed on January 1, 2015, the face value increased by 20% and the maturity date was extended to December 31, 2015. The consolidated statement of operations includes interest expense of $13,416 for the three months ended March 31, 2015.

NOTE 5 – NOTES PAYABLE

As of March 31, 2015 and December 31, 2014 notes payable totaling $25,689 and $17,767, respectively, were outstanding. The balances are non-interest bearing, unsecured and have no specified terms of repayment.

NOTE 6 – DUE TO RELATED PARTY

As of March 31, 2015 and December 31, 2014 advances of $4,390 were due to Doug Clark, the Company's former Chief Executive Officer. The balance are non-interest bearing, unsecured and have no specified terms of repayment.

As of March 31, 2015 and December 31, 2014 advances of $13,131 and $6,774, respectively, were due to Nadav Elituv, the Company's Chief Executive Officer. The balance is non-interest bearing, unsecured and have no specified terms of repayment.

As of March 31, 2015 and December 31, 2014 advances of $3,517 were due to Doug Clark, the Company's former Chief Executive Officer. The balance are non-interest bearing, unsecured and have no specified terms of repayment.

NOTE 7 – STOCKHOLDERS’ EQUITY

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

From January 1 to March 31, 2015, the Company elected to convert $26,500 of principal and interest of a convertible note due to The Cellular Connection Ltd. into 265,000,000 shares of common stock of the Company at a fixed conversion price of $0.0001 per share.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to March 31, 2015 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains "forward-looking statements" that involve risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in our Form 10-K filed on April 15, 2015, and other filings we make with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

The following discussion and analysis of financial condition and results of operations is based upon, and should be read in conjunction with our audited financial statements and related notes thereto included elsewhere in this report, and in our Form 10-K filed on April 15, 2015.

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

RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014.

REVENUES

Our revenue for the three months ended March 31, 2015 was $0, compared to $0 for the three months ended March 31, 2014. We are completely dependent upon the willingness of our management to fund our initial operations by way of loans from our Chief Executive Officer and shareholders.

COSTS OF GOODS SOLD

We did not incur cost of sales for the three months ended March 31, 2015 and 2014.

OPERATING EXPENSES

Our general and administrative expense for the three months ended March 31, 2015 and 2014 was $13,918 and $26,333, respectively. The expenses can be primarily attributed to our need to pay for professional fees, our transfer agent and investment relations. Our bad debt expenses for the period ended March 31, 2015 and 2014 was $8,250 and $0, respectively. During the three months ended March 31, 2015, we issued 221,340,000 shares of common stock of the Company valued at $177,072 for consulting services. During the three months ended March 31, 2014, we issued 1,738,000 shares of common stock of the Company valued at $347,600 for consulting services.

OTHER INCOME (EXPENSE)

During the three months ended March 31, 2015 and 2014, the Company incurred $0 and $26,500, respectively, for loss of issuance of stock-based compensation. Interest expense for the three months ended March 31, 2015 and 2014, was $0 and $3, respectively. Accretion of debt discount for the three months ended March 31, 2015 was $16,916 compared to $5,192 for the three months ended March 31, 2014.

NET INCOME/LOSS

Our net loss for the three months ended March 31, 2015 and 2014 was $216,156 and $379,128, respectively. Our losses during the three months ended March 31, 2015 and 2014 are due to costs associated with professional fees, our transfer agent, investor relations, bad debt and stock-based compensation for services.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

As of March 31, 2015, we had total current assets of $1,497 and total current liabilities of $388,575, resulting in a working capital deficit of $387,078. At March 31, 2015, we had cash of $51. Our cash flows used in operating activities for the three months ended March 31, 2015 was $14,214. Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations. Our cash flow from financing activities for the three months ended March 31, 2015 was $14,265. Our cash flows used in investing activities for the three months ended March 31, 2015 was $0. The Company has an accumulated deficit at March 31, 2015 of $22,359,352. The deficit reported at March 31, 2015 is largely a result of operating expenses for professional fees, our transfer agent, investor relations, bad debt, stock-based compensation and loss on issuance of stock-based compensation for services.

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

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2015, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 12, 2015, the Company issued 173,000,000 restricted shares of common stock valued at $138,400 to consultants as stock-based compensation for development, implementation and maintenance of sound business strategies. The services are valued based on the closing price of the Company's common stock on the date of the agreement exchanged for the services.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

During the quarter ended March 31, 2015, we did not have any defaults upon senior securities.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Certificate of Incorporation, dated April 3, 2009	(i)	S-1		3.1	6/22/2010
3.2	Bylaws, dated April 3, 2009	(ii)	S-1		3.2	6/22/2010
3.3	Certificate of Amendment to the Certificate of Incorporation, dated August 8, 2013	(iii)	10-Q		3.3	8/14/2013
4.1	Specimen Stock Certificate	(iv)	S-1		4.1	6/22/2010
4.2	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, dated August 6, 2013		10-Q		4.2	8/14/2013
10.1	Innovative Product Opportunities Inc. Trust Agreement		S-1		10.1	6/22/2010
31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS*	XBRL Instance Document	X
101.SCH*	XBRL Taxonomy Extension Schema Document	X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Definition	X

* In accordance with Regulation S-T, the XBRL-related information on Exhibit No. 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” herewith and not “filed.”

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOVATIVE PRODUCTS OPPORTUNITIES INC.

May 15, 2015	By: /s/ Nadav Elituv Nadav Elituv, President (Principal Executive Officer), Principal Financial Officer and Director

