Form 10-Q
period 2015-06-30
Innovative Product Opportunities Inc.
filed 2015-08-19
CIK 1494413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

(416) 357-0399

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of August 10, 2015, the issuer had 1,119,550,605 shares of its common stock issued and outstanding, par value $0.0001 per share.

INNOVATIVE PRODUCT OPPORTUNITIES INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2015

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Innovative Product Opportunities Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
	June 30, 2015	December 31, 2014

ASSETS

Current assets
Cash	$493	$--
Accounts and sundry receivable	14,266	9,300
Prepaid expenses	--	2,000
Total current assets	14,759	11,300

Property and equipment, net	260	376

Total assets	$15,019	$11,676

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Bank indebtedness	$--	$14
Accounts payable and accrued liabilities	15,054	10,365
Convertible notes, net of unamortized debt discount of $34,585 and $0, respectively	330,427	343,026
Notes payable	35,088	17,767
Due to related party	23,167	14,681
Total current liabilities	403,736	385,853

Total liabilities	403,736	385,853

Stockholders’ deficit
Preferred stock; $0.001 par value; 1,000,000 shares authorized, -0- issued and outstanding	--	--
Common stock; $0.0001 par value; 3,000,000,000 shares authorized, 1,119,550,605 and 255,453,090 shares issued and outstanding, respectively	111,955	25,545
Additional paid-in capital	21,955,757	21,743,475
Accumulated deficit	(22,456,429)	(22,143,197)
Total stockholders’ deficit	(388,717)	(374,177)

Total liabilities and stockholders’ deficit	$15,019	$11,676

The accompanying footnotes are an integral part of these financial statements.

Innovative Product Opportunities Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Sales	$ 12,835	$ 73,250	$ 12,835	$ 73,250
Cost of sales	-	-	-	-
Gross profit	$ 12,835	$ 73,250	$ 12,835	$ 73,250

Operating expenses
Bad debt	-	-	8,250	-
General and administrative	17,807	149,681	31,725	176,017
Stock-based compensation- services	60,000	5,246,200	237,072	5,567,300
Stock-based compensation- salaries	15,000	-	15,000	-
Total expenses	92,807	5,395,881	292,047	5,743,317
Loss from operations	(79,972)	(5,322,631)	(279,212)	(5,670,067)

Other income (loss)
Loss on issuance of stock-based compensation	-	(8,883,800)	-	(8,910,300)
Accretion of debt discount	(17,105)	(128,297)	(34,021)	(133,489)
	(17,105)	(9,012,097)	(34,021)	(9,043,789)

Net loss for the period	$ (97,077)	$ (14,334,728)	$ (313,233)	$ (14,713,856)
Net loss per common share- basic	$ (0.00)	$ (0.55)	$ (0.00)	$ (1.02)
Weighted average number of common shares outstanding- basic	855,509,225	26,051,626	743,931,697	14,402,619

The accompanying footnotes are an integral part of these financial statements.

Innovative Product Opportunities Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30, 2015	For the six months ended June 30, 2014
Cash flows from operating activities
Net loss for the period	$ (313,233)	$ (14,713,856)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	115	115
Bad debt	8,250
Stock issued for services and salary	252,072	5,567,300
Loss on issuance of stock-based compensation	--	8,910,300
Accretion of debt discount	34,021	133,489
Change in operating assets and liabilities
Increase in accounts receivable	(13,217)	(8,250)
Decrease in prepaid expenses	2,000	--
Decrease in customer deposit	--	(65,000)
Increase in accounts payable and accrued liabilities	4,693	135,047
Decrease in accrued interest	--	(967)
Net cash (used in) operating activities	(25,299)	(41,822)

Cash flow from financing activities
Advances	18,346	3,500
Repayment of advances	(419)	--
Advances by related party	18,130	7,100
Repayment of advances by related party	(10,251)	--
Proceeds from notes payable	--	29,571
Net cash provided by financing activities	25,806	40,171

Net change in cash	507	(1,651)

Cash, beginning of the period	(14)	1,994

Cash, end of the period	$ 493	$ 343

Supplement disclosure of cash flow information:
Interest paid	$ --	$ --
Taxes paid	$ --	$ --

Supplemental disclosure of non-cash investing and financing activities
Conversion of notes payable for common stock	$ --	$ 106,420
Debt discount recorded in connection with convertible notes	$ --	$ 357,750

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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2015 and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature.  Interim results are not necessarily indicative of results of operations for the full year.

GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company does not have significant operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company has an accumulated deficit at June 30, 2015 of $22,456,429. The Company will be dependent upon the raising of additional capital through placement of its common stock in order to implement its business plan. There can be no assurance that the Company will be successful in this situation.  Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might result from this uncertainty. The Company is funding its initial operations by way of loans from its Chief Executive Office and others, and the use of equity to pay some operating expenses.  The Company's officers and directors have committed to advancing certain operating costs of the Company.

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

NOTE 4 – CONVERTIBLE NOTES

On June 10, 2014, the Company agreed to amend and add certain terms to unsecured, non-interest bearing promissory notes payable on demand issued to The Cellular Connection Ltd. issued during the period from February 22, 2013 to June 10, 2014 with a total carrying value $42,189. Under the terms of the Side Letter Agreement, the issue price of the Note is $42,189 with a face value of $54,193 and interest rate 20% per year. The terms of the Note include a fixed conversion price of $0.0002 per share of Company’s common stock and a maturity date of December 31, 2014.  The amendment of the terms of the Note resulted in a beneficial conversion feature of $42,189. The beneficial conversion feature of $42,189 is included in additional paid-in capital. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the note. On June 20 and 26, 2014 the Company elected to convert $5,500 of principal into 27,500,000 shares of the Company's common stock. In accordance with the original terms of the Side Letter Agreement, the convertible note was renewed on January 1, 2015, the face value increased by 20% and the maturity date was extended to December 31, 2015. From January 1 to June 30, 2015, the Company elected to convert $31,932 of principal and interest of a convertible note due to The Cellular Connection Ltd. into 319,320,000 shares of common stock of the Company at a fixed conversion price of $0.0001 per share. The consolidated statement of operations includes interest expense of $2,428 and $4,830 for the three and six months ended June 30, 2015.

On June 10, 2014, the Company entered into Side Letter Agreement with the Dorset Solutions Inc. to amend and add certain terms to invoices issued for services during the period from August 21, 2012 to May 17, 2014 with a total carrying value $17,150. Under the terms of the Side Letter Agreement, the issue price of the Note is $17,150 with a face value of $22,295 and interest rate 20% per year. The terms of the Note include a fixed conversion price of $0.0002 per share of Company’s common stock and a maturity date of December 31, 2014.  The amendment of the terms of the Note resulted in a beneficial conversion feature of $17,150. The beneficial conversion feature of $17,150 is included in additional paid-in capital. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the note. In accordance with the original terms of the Side Letter Agreement, the convertible note was renewed on January 1, 2015, the face value increased by 20% and the maturity date was extended to December 31, 2015. The consolidated statement of operations includes interest expense of $1,112 and $2,211 for the three and six months ended June 30, 2015.

On June 10, 2014, the Company entered into Side Letter Agreement with the Doug Clark, former Chief Executive Officer, to amend and add certain terms to the related party advances of $82,495 for the period from March 2009 to June 2014 and officer and director compensation accrued and unpaid of $137,000 for the period October 1, 2013 to May 19, 2014. Under the terms of the Side Letter Agreement, the issue price of the Note is $219,495 with a face value of $272,038 and interest rate 20% per year. The terms of the Note include a fixed conversion price of $0.0002 per share of Company’s common stock and a maturity date of December 31, 2014.  The amendment of the terms of the Note resulted in a beneficial conversion feature of $219,495. The beneficial conversion feature of $219,495 is included in additional paid-in capital. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the note. In accordance with the original terms of the Side Letter Agreement, the convertible note was renewed on January 1, 2015, the face value increased by 20% and the maturity date was extended to December 31, 2015. From January 1 to June 30, 2015, the Company elected to convert $14,688 of principal and interest of a convertible note due to Doug Clark into 73,437,515 shares of common stock of the Company at a fixed conversion price of $0.0002 per share. The consolidated statement of operations includes interest expense of $13,565 and $26,980 for the three and six months ended June 30, 2015.

NOTE 5 – NOTES PAYABLE

As of June 30, 2015 and December 31, 2014 notes payable totaling $35,088 and $17,767, respectively, were outstanding. The balances are non-interest bearing, unsecured and have no specified terms of repayment.

NOTE 6 – DUE TO RELATED PARTY

As of June 30, 2015 and December 31, 2014 advances of $4,390 were due to Doug Clark, the Company's former Chief Executive Officer. The balance are non-interest bearing, unsecured and have no specified terms of repayment.

As of June 30, 2015 and December 31, 2014 advances of $15,260 and $6,774, respectively, were due to Nadav Elituv, the Company's Chief Executive Officer. The balance is non-interest bearing, unsecured and have no specified terms of repayment.

As of June 30, 2015 and December 31, 2014 advances of $3,517 were due to Doug Clark, the Company's former Chief Executive Officer. The balance are non-interest bearing, unsecured and have no specified terms of repayment.

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

From January 1 to June 30, 2015, the Company elected to convert $31,932 of principal and interest of a convertible note due to The Cellular Connection Ltd. into 319,320,000 shares of common stock of the Company at a fixed conversion price of $0.0001 per share.

On April 30, 2015, the Company elected to convert $14,688 of principal and interest of a convertible note due to Doug Clark into 73,437,515 shares of common stock of the Company at a fixed conversion price of $0.0002 per share.

On June 15, 2015, the Company agreed to issue 200,000,000 shares of common stock valued at $60,000 to consultants as stock-based compensation for development, implementation and maintenance of sound business strategies. The services are valued based on the closing price of the Company's common stock on the date of the agreement.

On June 15, 2015, the Company agreed to issue 50,000,000 shares of common stock valued at $15,000 to Nadav Elituv, the Chief Executive Officer of the Company, as stock-based compensation for salary. The salary is valued based on the closing price of the Company's common stock on the date of the agreement.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to June 30, 2015 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014.

REVENUES

Our revenue for the three and six months ended June 30, 2015 was $12,835, compared to $73,250 for the three and six months ended June 30, 2014. We are completely dependent upon the willingness of our management to fund our initial operations by way of loans from our Chief Executive Officer and shareholders.

COSTS OF GOODS SOLD

We did not incur cost of sales for the three and six months ended June 30, 2015 and 2014.

OPERATING EXPENSES

Our general and administrative expense for the three and six months ended June 30, 2015 was $17,807 and $31,725, respectively, compared to $149,681 and $176,017 for the three and six months ended June 30, 2014, respectively. The expenses can be primarily attributed to our need to pay for professional fees, our transfer agent and investment relations. Our bad debt expenses for the three and six months ended June 30, 2015 was $0 and $8,250, respectively, compared to $0 for the three and six months ended June 30, 2014. During the three and six months ended June 30, 2015, we issued 250,000,000 and 471,340,000 shares of common stock of the Company valued at $75,000 and $252,072 for consulting services and salary, respectively. During the three and six months ended June 30, 2014, we issued 204,000,000 and 205,738,000 shares of common stock of the Company valued at $14,130,000 and $14,477,600 for consulting services, respectively.

OTHER INCOME (EXPENSE)

During the three and six months ended June 30, 2015, the Company incurred $0 for loss of issuance of stock-based compensation, compared to $8,883,300 and $8,910,300 for the three and six months ended June 30, 2014, respectively. Accretion of debt discount for the three and six months ended June 30, 2015 was $17,105 and 34,021, respectively, compared to $128,297 and $133,489 for the three and six months ended June 30, 2014.

NET INCOME/LOSS

Our net loss for the three and six months ended June 30, 2015 was $97,077 and $313,233, respectively, compared to $14,334,728 and $14,713,856 for the three and six months ended June 30, 2014, respectively. Our losses during the three and six months ended June 30, 2015 and 2014 are due to costs associated with professional fees, our transfer agent, investor relations, bad debt and stock-based compensation for services.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

As of June 30, 2015, we had total current assets of $14,759 and total current liabilities of $403,736, resulting in a working capital deficit of $388,977.  At June 30, 2015, we had cash of $493.  Our cash flows used in operating activities for the six months ended June 30, 2015 was $25,299. Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations. Our cash flow from financing activities for the six months ended June 30, 2015 was $25,806. Our cash flows used in investing activities for the six months ended June 30, 2015 was $0. The Company has an accumulated deficit at June 30, 2015 of $22,456,429. The deficit reported at June 30, 2015 is largely a result of operating expenses for professional fees, our transfer agent, investor relations, bad debt, stock-based compensation and loss on issuance of stock-based compensation for services.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended June 30, 2015, we did not have any unregistered sales of equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

During the quarter ended June 30, 2015, we did not have any defaults upon senior securities.

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

INNOVATIVE PRODUCTS OPPORTUNITIES INC.

August 19, 2015	By: /s/ Nadav Elituv Nadav Elituv, President (Principal Executive Officer), Principal Financial Officer and Director