Form 10-Q
period 2015-09-30
Innovative Product Opportunities Inc.
filed 2015-11-18
CIK 1494413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 16, 2015, the issuer had 1,169,550,605 shares of its common stock issued and outstanding, par value $0.0001 per share.

INNOVATIVE PRODUCT OPPORTUNITIES INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2015

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Innovative Product Opportunities Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
	September 30,	December 31,
	2015	2014
ASSETS

Current Assets
Cash	$ 17,151	$ -
Accounts and sundry receivable	16,177	9,300
Prepaid expenses	-	2,000
Total current assets	33,328	11,300

Property and equipment, net	202	376

Total assets	$ 33,530	$ 11,676

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Bank indebtedness	$ -	$ 14
Accounts payable and accrued liabilities	100,320	10,365
Convertible notes, net of unamortized debt
discount of $17,293 and $0, respectively.	347,719	343,026
Notes payable	42,164	17,767
Deferred revenue	10,288	-
Due to related party	19,893	14,681
Total current liabilities	520,384	385,853

Total liabilities	520,384	385,853

Stockholders' deficit
Preferred stock; $0.001 par value; 1,000,000 shares
authorized, -0- issued and outstanding	-	-
Common stock; $0.0001 par value;
3,000,000,000 shares authorized,
1,169,550,605 and 255,453,090 shares issued and
outstanding, respectively	116,955	25,545
Stock payable	1,250	-
Additional paid-in capital	21,955,757	21,743,475
Accumulated deficit	(22,560,816)	(22,143,197)
Total stockholders' deficit	(486,854)	(374,177)

Total liabilities and stockholders' deficit	$ 33,530	$ 11,676

The accompanying footnotes are an integral part of these financial statements.

Innovative Product Opportunities Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Sales	$ 23,064	$ -	$ 35,900	$ 73,250
Cost of sales	-	-	-	-
Gross profit	23,064	-	35,900	73,250

Operating expenses
Bad debt	-	-	8,250	-
General and administrative	103,908	17,466	135,634	193,483
Stock-based compensation- services	5,000	940,500	242,072	6,507,800
Stock-based compensation- salaries	1,250	-	16,250	-
Total expenses	110,158	957,966	402,206	6,701,283
Loss from operations	(87,094)	(957,966)	(366,306)	(6,628,033)

Other income (loss)
Loss on debt settlement	-	(12,027)	-	(12,027)
Loss on issuance of stock-based compensation	-	-	-	(8,910,300)
Accretion of debt discount	(17,293)	(157,178)	(51,313)	(290,668)
	(17,293)	(169,205)	(51,313)	(9,212,995)

Net loss for the period	$ (104,387)	$ (1,127,171)	$ (417,619)	$ (15,841,028)
Net loss per common share- basic	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.17)
Weighted average number of common shares outstanding- basic	1,135,854,953	249,579,175	876,008,403	93,656,256

The accompanying footnotes are an integral part of these financial statements.

Innovative Product Opportunities Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended	For the nine months ended
	September 30,	September 30,
	2015	2014
Cash flows from operating activities
Net loss for the period	$ (417,619)	$ (15,841,028)
Adjustments to reconcile net loss
to cash used in operating activities
Depreciation and amortization	173	173
Bad debt	8,250	-
Stock issued for services and salary	258,322	6,507,800
Loss on issuance of stock-based compensation	-	8,910,300
Accretion of debt discount	51,313	290,667
Change in operating assets and liabilities
Increase in accounts receivable	(15,127)	(8,774)
Decrease in prepaid expenses	2,000	-
Increase in deferred revenue	10,288	-
Decrease in customer deposit	-	(65,000)
Increase in accounts payable and accrued liabilities	89,942	138,478
Decrease in accrued interest	-	(967)
Net cash (used in) operating activities	(12,458)	(56,324)

Cash flow from financing activities
Advances	30,121	16,334
Repayment of advances	(6,506)	-
Advances by related party	21,758	9,117
Repayment of advances by related party	(15,764)	-
Proceeds from notes payable	-	29,572
Net cash provided by financing activities	29,609	55,023

Net change in cash	17,151	(1,301)
Cash, beginning of the period	-	1,994
Cash, end of the period	$ 17,151	$ 693

Supplement disclosure of cash flow information:
Interest paid	$ -	$ -
Taxes paid	$ -	$ -

Supplemental disclosure of non-cash investing and
financing activities
Conversion of notes payable for common stock	$ -	$ 106,420
Debt discount recorded in connection with convertible notes	$ -	$ 357,750

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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2015 and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature.  Interim results are not necessarily indicative of results of operations for the full year.

GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company does not have significant operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company has an accumulated deficit at September 30, 2015 of $22,560,816. The Company will be dependent upon the raising of additional capital through placement of its common stock in order to implement its business plan. There can be no assurance that the Company will be successful in this situation.  Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might result from this uncertainty. The Company is funding its initial operations by way of loans from its Chief Executive Office and others, and the use of equity to pay some operating expenses.  The Company's officers and directors have committed to advancing certain operating costs of the Company.

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

NOTE 4 – CONVERTIBLE NOTES

On June 10, 2014, the Company agreed to amend and add certain terms to unsecured, non-interest bearing promissory notes payable on demand issued to The Cellular Connection Ltd. issued during the period from February 22, 2013 to June 10, 2014 with a total carrying value $42,189. Under the terms of the Side Letter Agreement, the issue price of the Note is $42,189 with a face value of $54,193 and interest rate 20% per year. The terms of the Note include a fixed conversion price of $0.0002 per share of Company’s common stock and a maturity date of December 31, 2014.  The amendment of the terms of the Note resulted in a beneficial conversion feature of $42,189. The beneficial conversion feature of $42,189 is included in additional paid-in capital. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the note. On June 20 and 26, 2014 the Company elected to convert $5,500 of principal into 27,500,000 shares of the Company's common stock. In accordance with the original terms of the Side Letter Agreement, the convertible note was renewed on January 1, 2015, the face value increased by 20% and the maturity date was extended to December 31, 2015. From January 1 to September 30, 2015, the Company elected to convert $31,932 of principal and interest of a convertible note due to The Cellular Connection Ltd. into 319,320,000 shares of common stock of the Company at a fixed conversion price of $0.0001 per share. The consolidated statement of operations includes interest expense of $2,455 and $7,284 for the three and nine months ended September 30, 2015.

On June 10, 2014, the Company entered into Side Letter Agreement with the Dorset Solutions Inc. to amend and add certain terms to invoices issued for services during the period from August 21, 2012 to May 17, 2014 with a total carrying value $17,150. Under the terms of the Side Letter Agreement, the issue price of the Note is $17,150 with a face value of $22,295 and interest rate 20% per year. The terms of the Note include a fixed conversion price of $0.0002 per share of Company’s common stock and a maturity date of December 31, 2014.  The amendment of the terms of the Note resulted in a beneficial conversion feature of $17,150. The beneficial conversion feature of $17,150 is included in additional paid-in capital. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the note. In accordance with the original terms of the Side Letter Agreement, the convertible note was renewed on January 1, 2015, the face value increased by 20% and the maturity date was extended to December 31, 2015. The consolidated statement of operations includes interest expense of $1,124 and $3,335 for the three and nine months ended September 30, 2015.

On June 10, 2014, the Company entered into Side Letter Agreement with the Doug Clark, former Chief Executive Officer, to amend and add certain terms to the related party advances of $82,495 for the period from March 2009 to June 2014 and officer and director compensation accrued and unpaid of $137,000 for the period October 1, 2013 to May 19, 2014. Under the terms of the Side Letter Agreement, the issue price of the Note is $219,495 with a face value of $272,038 and interest rate 20% per year. The terms of the Note include a fixed conversion price of $0.0002 per share of Company’s common stock and a maturity date of December 31, 2014.  The amendment of the terms of the Note resulted in a beneficial conversion feature of $219,495. The beneficial conversion feature of $219,495 is included in additional paid-in capital. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the note. In accordance with the original terms of the Side Letter Agreement, the convertible note was renewed on January 1, 2015, the face value increased by 20% and the maturity date was extended to December 31, 2015. From January 1 to September 30, 2015, the Company elected to convert $14,688 of principal and interest of a convertible note due to Doug Clark into 73,437,515 shares of common stock of the Company at a fixed conversion price of $0.0002 per share. The consolidated statement of operations includes interest expense of $13,714 and $40,694 for the three and nine months ended September 30, 2015.

NOTE 5 – NOTES PAYABLE

As of September 30, 2015 and December 31, 2014 notes payable totaling $42,164 and $17,767, respectively, were outstanding. The balances are non-interest bearing, unsecured and have no specified terms of repayment.

NOTE 6 – RELATED PARTY TRANSACTIONS

As of September 30, 2015 and December 31, 2014 advances of $4,390 were due to Doug Clark, the Company's former Chief Executive Officer. The balance are non-interest bearing, unsecured and have no specified terms of repayment.

As of September 30, 2015 and December 31, 2014 advances of $10,437 and $6,774, respectively, were due to Nadav Elituv, the Company's Chief Executive Officer. The balance is non-interest bearing, unsecured and have no specified terms of repayment.

As of September 30, 2015 and December 31, 2014 advances of $3,517 were due to Doug Clark, the Company's former Chief Executive Officer. The balance are non-interest bearing, unsecured and have no specified terms of repayment.

On July 1, 2015, the Company executed an employment agreement (“Agreement”) with Nadav Elituv, the Chief Executive Officer of the Company whereby the Company shall pay 50,000,000 shares of Common Stock of the Company and an annual salary of $360,000 payable monthly on the first day of each month from available funds. Pursuant to this Agreement, at September 30, 2015, salary payable of $81,822 is included in accounts payable and accrued liabilities and stock-based compensation of $1,250 is included in stock payable.

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

From January 1 to September 30, 2015, the Company elected to convert $31,932 of principal and interest of a convertible note due to The Cellular Connection Ltd. into 319,320,000 shares of common stock of the Company at a fixed conversion price of $0.0001 per share.

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

On August 31, 2015, the Company agreed to issue 50,000,000 shares of common stock valued at $5,000 to consultants as stock-based compensation for development, implementation and maintenance of sound business strategies.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to September 30, 2015 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014.

REVENUES

Our revenue for the three and nine months ended September 30, 2015 was $23,064 and $35,900, respectively, compared to $0 and $73,250 for the three and nine months ended September 30, 2014, respectively. We are completely dependent upon the willingness of our management to fund our initial operations by way of loans from our Chief Executive Officer and shareholders.

COSTS OF GOODS SOLD

We did not incur cost of sales for the three and nine months ended September 30, 2015 and 2014.

OPERATING EXPENSES

Our general and administrative expense for the three and nine months ended September 30, 2015 was $103,908 and $135,634, respectively, compared to $17,466 and $193,483 for the three and nine months ended September 30, 2014, respectively. The expenses can be primarily attributed to our need to pay for professional fees, our transfer agent and investment relations. Our bad debt expenses for the three and nine months ended September 30, 2015 was $0 and $8,250, respectively, compared to $0 for the three and nine months ended September 30, 2014. During the three and nine months ended September 30, 2015, we issued 50,000,000 and 521,340,000 shares of common stock of the Company valued at $6,250 and $258,322 for consulting services and salary, respectively. During the three and nine months ended September 30, 2014, we issued 9,500,000 and 215,238,000 shares of common stock of the Company valued at $940,500 and $15,418,100 for consulting services, respectively.

OTHER INCOME (EXPENSE)

During the three and nine months ended September 30, 2015, the Company incurred $0 for loss of issuance of stock-based compensation, compared to $0 and $8,910,300 for the three and nine months ended September 30, 2014, respectively. Accretion of debt discount for the three and nine months ended September 30, 2015 was $17,293 and $51,313, respectively, compared to $157,178 and $290,668 for the three and nine months ended September 30, 2014.

NET INCOME/LOSS

Our net loss for the three and nine months ended September 30, 2015 was $104,387 and $417,619, respectively, compared to $1,127,171 and $15,841,028 for the three and nine months ended September 30, 2014, respectively. Our losses during the three and nine months ended September 30, 2015 and 2014 are due to costs associated with professional fees, our transfer agent, investor relations, bad debt and stock-based compensation for services.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

As of September 30, 2015, we had total current assets of $33,328 and total current liabilities of $520,384, resulting in a working capital deficit of $487,056.  At September 30, 2015, we had cash of $17,151.  Our cash flows used in operating activities for the nine months ended September 30, 2015 was $12,458. Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations. Our cash flow from financing activities for the nine months ended September 30, 2015 was $29,609. Our cash flows used in investing activities for the nine months ended September 30, 2015 was $0. The Company has an accumulated deficit at September 30, 2015 of $22,560,816. The deficit reported at September 30, 2015 is largely a result of operating expenses for professional fees, our transfer agent, investor relations, bad debt, stock-based compensation and loss on issuance of stock-based compensation for services.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended September 30, 2015, we did not have any unregistered sales of equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

During the quarter ended September 30, 2015, we did not have any defaults upon senior securities.

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

INNOVATIVE PRODUCTS OPPORTUNITIES INC.

November 18, 2015	By: /s/ Nadav Elituv Nadav Elituv, President (Principal Executive Officer), Principal Financial Officer and Director