Form 10-K
period 2015-12-31
Innovative Product Opportunities Inc.
filed 2016-03-29
CIK 1494413

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Yes  ☐      No ☒

As of March 24, 2016 the registrant had 2,166,050,605 outstanding shares of Common Stock.

Documents incorporated by reference:  None.

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

EMPLOYEES

As of March 24, 2016, we had four employees. Two employees are full time and two employees are part-time. We believe that our relations with our employees is good.

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

OUR INDEPENDENT AUDITORS HAVE EXPRESSED DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Currently, we do not have any material assets, nor do we have operations or a source of revenue sufficient to cover our operational costs and allow us to continue as a going concern.  Since our inception on April 3, 2009 through December 31, 2015, we have an accumulated deficit of $22,806,708.  The Company will be dependent upon the raising of additional capital through placement of its common stock in order to implement our business plan.  We are currently funding our initial operations by way of loans from our Chief Executive Officer and others and through the issuance of common stock in exchange for services.  Accordingly, these factors raise substantial doubt as to our ability to continue as a going concern.

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

WE CURRENTLY HAVE ONLY 3 CUSTOMERS AND IF WE CANNOT ATTRACT CUSTOMERS WE WILL NOT GENERATE REVENUES AND OUR BUSINESS WILL FAIL.

As of March 24, 2016, we have not generated any profit. We may not be able to successfully attract other customers and in the event that we do attract customers, we may not be able to maintain such customers and as a result, we will not generate revenues and our business will fail.  If our business fails, you will lose all or part of your investment.

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

TO DATE WE HAVE GENERATED $136,004 OF REVENUES FROM OPERATIONS SINCE INCEPTION AND WE MAY HAVE ADDITIONAL CAPITAL REQUIREMENTS TO CONTINUE OUR OPERATIONS BUT THEY MIGHT NOT BE AVAILABLE TO US ON FAVORABLE TERMS OR AT ALL, AND IF UNAVAILABLE OUR ABILITY TO RUN OUR BUSINESS WILL BE IMPAIRED.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

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

Fiscal Year Ending December 31, 2015
Quarter Ended	High $	Low $
First Quarter ended March 31, 2015	$0.0025	$0.0005
Second Quarter ended June 30, 2015	$0.0016	$0.0002
Third Quarter ended September 30, 2015	$0.0002	$0.0001
Fourth Quarter ended December 31, 2015	$0.0002	$0.0001

Fiscal Year Ending December 31, 2014
Quarter Ended	High $	Low $
First Quarter ended March 31, 2014	$1.5000	$0.1000
Second Quarter ended June 30, 2014	$2.0700	$0.0155
Third Quarter ended September 30, 2014	$0.2500	$0.0310
Fourth Quarter ended December 31, 2014	$0.0448	$0.0004

NUMBER OF STOCKHOLDERS

The number of record holders of our common stock as of March 24, 2016 was approximately 32, not including nominees of beneficial owners.

DIVIDEND POLICY

We have not paid dividends on our common stock and we do not anticipate paying dividends on our common stock in the foreseeable future. We intend to retain our future earnings, if any, to finance the growth of our business.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

As of December 31, 2015, we do not have any securities authorized for issuance under equity compensation plans.

SECURITIES ISSUED UNDER STOCK OPTION PLANS

During the fiscal year ended December 31, 2015, we did not issue securities under any Stock Option Plans.

RECENT SALES OF UNREGISTERED SECURITIES

During the quarter ended December 31, 2015, the Company did not issue unregistered securities.

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

RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014.

REVENUES

Our revenue for the years ended December 31, 2015 was $35,900, compared to $79,104 year ended December 31, 2014. For the year ended December 31, 2015, we recognized $35,900 of revenue from design consultation as the service contracted was completed compared to $73,250 of revenue from a contract for a design consultation and $5,854 of revenue for installation of a touch and gesture interactive bar-top experience for the year ended December 31, 2014. We are completely dependent upon the willingness of our management to fund our initial operations by way of loans from our Chief Executive Officer and shareholders.

COSTS OF GOODS SOLD

We did not incur cost of sales for years ended December 31, 2015 and 2014.

OPERATING EXPENSES

Our general and administrative expense for the year ended December 31, 2015 was $243,208, compared to $211,735 for the year ended December 31, 2014, respectively. The expenses can be primarily attributed to our need to pay for professional fees, our transfer agent and investment relations. Our bad debt expenses for the year ended December 31, 2015 was $18,025, compared to $0 for the year ended December 31, 2014. During the year ended December 31, 2015, we issued 1,621,340,000 shares of common stock of the Company valued at $369,572 for consulting services and salary. During the year ended December 31, 2014, we issued 215,238,000 shares of common stock of the Company valued at $15,418,100 for consulting services, respectively.

OTHER INCOME (EXPENSE)

During the year ended December 31, 2015, the Company incurred $0 for loss of issuance of stock-based compensation, compared $8,910,300 for the year ended December 31, 2014, respectively. Accretion of debt discount for the year ended December 31, 2015 was $68,606, compared to $447,846 for the year ended December 31, 2014.

NET INCOME/LOSS

Our net loss for the year ended December 31, 2015 was $663,511, compared to $16,010,604 for the year ended December 31, 2014, respectively. Our losses during the year ended December 31, 2015 and 2014 are due to costs associated with professional fees, our transfer agent, investor relations, bad debt and stock-based compensation for services.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

As of December 31, 2015, we had total current assets of $11,464 and total current liabilities of $633,105, resulting in a working capital deficit of $621,641.  At December 31, 2015, we had cash of $23.  Our cash flows used in operating activities for the year ended December 31, 2015 was $35,171. Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations. Our cash flow from financing activities for the year ended December 31, 2015 was $35,194. Our cash flows used in investing activities for the year ended December 31, 2015 was $0. The Company has an accumulated deficit at December 31, 2015 of $22,806,708. The deficit reported at December 31, 2015 is largely a result of operating expenses for professional fees, our transfer agent, investor relations, bad debt, stock-based compensation and loss on issuance of stock-based compensation for services.

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

December 31, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Innovative Product Opportunities, Inc.

We have audited the accompanying consolidated balance sheets of Innovative Product Opportunities, Inc. (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Innovative Product Opportunities, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ KLJ & Associates, LLP KLJ & Associates, LLP
Edina,, MN
March 29, 2016

5201 Eden Ave

Suite 300

Edina, MN 55436

630.277.2330

Innovative Product Opportunities Inc.
CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014

ASSETS

Current assets
Cash	$23	$--
Accounts and sundry receivable, net	5,866	9,300
Prepaid expenses	5,575	2,000
Total current assets	11,464	11,300
Property and equipment, net	145	376
Total assets	$11,609	$11,676

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Bank indebtedness	$--	$14
Accounts payable and accrued liabilities	190,148	10,365
Convertible notes	365,012	343,026
Notes payable	47,969	17,767
Deferred revenue	10,288	--
Due to related parties	19,688	14,681

Total current liabilities	633,105	385,853

Total liabilities	633,105	385,853

Stockholders’ deficit
Preferred stock; $0.001 par value; 1,000,000 shares authorized, -0 - issued and outstanding	--	--
Common stock; $0.0001 par value; 3,000,000,000 shares authorized, 2,269,550,605 and 255,453,090 shares issued and outstanding, respectively	226,955	25,545
Stock payable	2,500	--
Additional paid-in-capital	21,955,757	21,743,475
Accumulated deficit	(22,806,708)	(22,143,197)
Total stockholders’ deficit	(621,496)	(374,177)

Total liabilities and stockholders’ deficit	$11,609	$11,676

The accompanying footnotes are an integral part of these financial statements.

Innovative Product Opportunities Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

For the year ended December 31, 2015		For the year ended December 31, 2014

Sales	$35,900	$79,104
Cost of sales	--	--
Gross profit	35,900	79,104

Operating expenses
Bad debts	18,025	--
General and administrative	243,208	211,735
Share-based compensation - services	352,072	6,507,800
Share-based compensation - salaries	17,500	--
Total expenses	630,805	6,719,535
Loss from operations	(594,905)	(6,640,431)

Other income (loss)
Loss on debt settlement	--	(12,027)
Loss on issuance of stock-based compensation	--	(8,910,300)
Accretion of debt discount	(68,606)	(447,846)
Interest	--	--
	(68,606)	(9,370,173)

Net loss for the year	$(663,511)	$(16,010,604)

Net loss per common share - basic	$(0.00)	$(0.12)

Weighted average number of common shares outstanding – basic	1,058,490,273	134,437,928

The accompanying footnotes are an integral part of these financial statements.

Innovative Product Opportunities Inc.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the years ended December 31, 2015 and 2014

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Addition-al Paid-in-Capital	Stock Payable	Deficit	Total Shareholders’ Equity (Deficit)
Balance December 31, 2013	--	$ --	985,000	$ 99	$ 5,871,801	--	$ (6,132,593)	$ (260,693)

Common stock issued for services	--	--	215,238,000	21,524	15,396,576	--	--	15,418,100

Beneficial conversion features	--	--	--	--	357,750	--	--	357,750

Common stock issued to settle notes payable	--	--	39,230,000	3,922	117,348	--	--	121,270

Rounding	--	--	90	--	--	--	--	--

Net loss	--	--	--	--	--	--	(16,010,604)	(16,010,604)

Balance December 31, 2014	--	--	255,453,090	25,545	21,743,475	--	(22,143,197)	(374,177)

Common stock issued for services	--	--	1,621,340,000	162,134	204,938	--	--	367,072

Common stock issued to settle notes payable	--	--	392,757,515	39,276	7,344	--	--	46,620

Stock-based officer compensation	--	--	--	--	--	2,500	--	2,500

Net loss	--	--	--	--	--	--	(663,511)	(663,511)

Balance December 31, 2015	--	$ --	2,269,550,605	$226,955	$ 21,955,757	$ 2,500	$ (22,806,708)	$ (621,496)

The accompanying footnotes are an integral part of these financial statements.

Innovative Product Opportunities Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2015		For the year ended December 31, 2014
Cash flows from operating activities
Net loss for the year		$(663,511)	$(16,010,604)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization		231	230
Bad debt		18,025	--
Stock issued for services		369,572	6,507,800
Stock issued for debt		--	12,027
Loss on issuance of stock-based compensation		--	8,910,300
Accretion of debt discount		68,606	447,846
Change in operating assets and liabilities
Increase in accounts and receivable		(14,591)	(9,300)
(Decrease)/Increase in customer deposit		--	(65,000)
Increase in deferred revenue		10,288
Increase in prepaid expenses		(3,575)	(2,000)
Increase in accounts payable and accrued liabilities		179,784	140,040
(Decrease)/Increase in accrued interest		--	(967)
Net cash (used in) operating activities		(35,171)	(69,628)

Cash flows used in investing activities
Purchase of equipment		--	--
Net cash used in investing activities		--	--

Cash flow from financing activities
Bank indebtedness		(14)	14
Repayment on advances		(6,506)	(3,112)
Advances by related party		22,803	19,003
Repayment of advances by related party		(17,015)	--
Proceeds from notes payable		35,926	51,729
Net cash provided by financing activities		35,194	67,634

Net change in cash		23	(1,994)

Cash, beginning of the period		--	1,994

Cash, end of the period		$23	$--

Supplemental disclosure of non-cash investing and financing activities
Conversion of notes payable for common stock		$46,620	$121,270
Debt discount recorded in connection with convertible notes	$		$97,320

The accompanying footnotes are an integral part of these financial statements.

Innovative Product Opportunities Inc.

December 31, 2015 and 2014

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

GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company does not have significant operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company has an accumulated deficit at December 31, 2015 of $22,806,708. The Company will be dependent upon the raising of additional capital through placement of its common stock in order to implement its business plan. There can be no assurance that the Company will be successful in this situation.  Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might result from this uncertainty. The Company is funding its initial operations by way of loans from its Chief Executive Office and others, and the use of equity to pay some operating expenses.  The Company's officers and directors have committed to advancing certain operating costs of the Company.

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

NOTE 4 – ADVANCES

Advances are non-interest bearing, unsecured and due on demand.

NOTE 5 – CONVERTIBLE NOTES

On June 10, 2014, the Company agreed to amend and add certain terms to unsecured, non-interest bearing promissory notes payable on demand issued to The Cellular Connection Ltd. issued during the period from February 22, 2013 to June 10, 2014 with a total carrying value $42,189. Under the terms of the Side Letter Agreement, the issue price of the Note is $42,189 with a face value of $54,193 and interest rate 20% per year. The terms of the Note include a fixed conversion price of $0.0002 per share of Company’s common stock and a maturity date of December 31, 2014.  The amendment of the terms of the Note resulted in a beneficial conversion feature of $42,189. The beneficial conversion feature of $42,189 is included in additional paid-in capital. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the note. On June 20 and 26, 2014 the Company elected to convert $5,500 of principal into 27,500,000 shares of the Company's common stock. In accordance with the original terms of the Side Letter Agreement, the convertible note was renewed on January 1, 2015, the face value increased by 20% and the maturity date was extended to December 31, 2015. From January 1 to December 31, 2015, the Company elected to convert $31,932 of principal and interest of a convertible note due to The Cellular Connection Ltd. into 319,320,000 shares of common stock of the Company at a fixed conversion price of $0.0001 per share. The consolidated statement of operations includes interest expense of $9,739 and $54,193 for the year ended December 31, 2015 and 2014, respectively.

On June 10, 2014, the Company entered into Side Letter Agreement with the Dorset Solutions Inc. to amend and add certain terms to invoices issued for services during the period from August 21, 2012 to May 17, 2014 with a total carrying value $17,150. Under the terms of the Side Letter Agreement, the issue price of the Note is $17,150 with a face value of $22,295 and interest rate 20% per year. The terms of the Note include a fixed conversion price of $0.0002 per share of Company’s common stock and a maturity date of December 31, 2014.  The amendment of the terms of the Note resulted in a beneficial conversion feature of $17,150. The beneficial conversion feature of $17,150 is included in additional paid-in capital. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the note. In accordance with the original terms of the Side Letter Agreement, the convertible note was renewed on January 1, 2015, the face value increased by 20% and the maturity date was extended to December 31, 2015. The consolidated statement of operations includes interest expense of $4,459 and $22,295 for the year ended December 31, 2015 and 2014, respectively.

On June 10, 2014, the Company entered into Side Letter Agreement with the Doug Clark, former Chief Executive Officer, to amend and add certain terms to the related party advances of $82,495 for the period from March 2009 to June 2014 and officer and director compensation accrued and unpaid of $137,000 for the period October 1, 2013 to May 19, 2014. Under the terms of the Side Letter Agreement, the issue price of the Note is $219,495 with a face value of $272,038 and interest rate 20% per year. The terms of the Note include a fixed conversion price of $0.0002 per share of Company’s common stock and a maturity date of December 31, 2014.  The amendment of the terms of the Note resulted in a beneficial conversion feature of $219,495. The beneficial conversion feature of $219,495 is included in additional paid-in capital. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the note. In accordance with the original terms of the Side Letter Agreement, the convertible note was renewed on January 1, 2015, the face value increased by 20% and the maturity date was extended to December 31, 2015. From January 1 to December 31, 2015, the Company elected to convert $14,688 of principal and interest of a convertible note due to Doug Clark into 73,437,515 shares of common stock of the Company at a fixed conversion price of $0.0002 per share. The consolidated statement of operations includes interest expense of $54,408 and $272,038 for the year ended December 31, 2015 and 2014, respectively.

On June 15, 2014, the Company agreed to amend and add certain terms to unsecured, non-interest bearing promissory notes payable on demand issued to Al Kau in a period from March 2012 to February 2013 with a total carrying value $36,000. Under the terms of the Side Letter Agreement, the issue price of the Note is $36,000 with a face value of $45,500 and interest rate 20% per year. The terms of the Note include a fixed conversion price of $0.008 per share of Company’s common stock and a maturity date of December 31, 2015.  The amendment of the terms of the Note resulted in a beneficial conversion feature of $36,000. The beneficial conversion feature of $36,000 is included in additional paid-in capital. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the note. On June 16, 2014 the Company elected to convert $45,500 of principal into 5,699,000 shares of the Company's common stock. The statement of operations included expense of $45,500 for amortization of debt discount for the year ended December 31, 2014.

On June 15, 2014, the Company agreed to amend add certain terms to unsecured, non-interest bearing promissory notes payable on demand issued to Aaron Shrira in a period from February to November 2012 with a total carrying value $42,917. Under the terms of the Side Letter Agreement, the issue price of the Note is $42,917 with a face value of $46,320 and interest rate 20% per year. The terms of the Note include a fixed conversion price of $0.008 per share of Company’s common stock and a maturity date of December 31, 2015.  The amendment of the terms of the Note resulted in a beneficial conversion feature of $42,917. The beneficial conversion feature of $42,917 is included in additional paid-in capital. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the note. On June 16, 2014 the Company elected to convert $46,320 of principal into 5,790,000 shares of the Company's common stock. The statement of operations included expense of $46,320 for amortization of debt discount for the year ended December 31, 2014.

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

On June 10, 2014, The Cellular Connection Ltd. agreed to amend the terms of notes payable with principal of $42,189.  See Note 5 – Convertible Notes.

On June 15, 2014, Aaron Shrira agreed to amend the terms of notes payable with principal of $42,917.  See Note 5 – Convertible Notes.

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

On January 14, 2015, the Company issued a promissory note in the amount of $2,512 to The Cellular Connection Limited. This note is unsecured, bears no interest and is payable on demand by the note holder.

On January 29, 2015, the Company issued a promissory note in the amount of $2,379 to The Cellular Connection Limited. This note is unsecured, bears no interest and is payable on demand by the note holder.

On February 6, 2015, the Company issued a promissory note in the amount of $2,396 to The Cellular Connection Limited. This note is unsecured, bears no interest and is payable on demand by the note holder.

On March 20, 2015, the Company issued a promissory note in the amount of $1,660 to The Cellular Connection Limited. This note is unsecured, bears no interest and is payable on demand by the note holder.

On April 17, 2015, the Company issued a promissory note in the amount of $5,000 to The Cellular Connection Limited. This note is unsecured, bears no interest and is payable on demand by the note holder.

On May 6, 2015, the Company issued a promissory note in the amount of $1,162 to The Cellular Connection Limited. This note is unsecured, bears no interest and is payable on demand by the note holder.

On May 15, 2015, the Company issued a promissory note in the amount of $2,490 to The Cellular Connection Limited. This note is unsecured, bears no interest and is payable on demand by the note holder.

On May 22, 2015, the Company issued a promissory note in the amount of $747 to The Cellular Connection Limited. This note is unsecured, bears no interest and is payable on demand by the note holder.

On July 15, 2015, the Company issued a promissory note in the amount of $1,525 to The Cellular Connection Limited. This note is unsecured, bears no interest and is payable on demand by the note holder.

On August 19, 2015, the Company issued a promissory note in the amount of $2,305 to The Cellular Connection Limited. This note is unsecured, bears no interest and is payable on demand by the note holder.

On August 24, 2015, the Company issued a promissory note in the amount of $1,152 to The Cellular Connection Limited. This note is unsecured, bears no interest and is payable on demand by the note holder.

On September 10, 2015, the Company issued a promissory note in the amount of $2,093 to The Cellular Connection Limited. This note is unsecured, bears no interest and is payable on demand by the note holder.

On November 16, 2015, the Company issued a promissory note in the amount of $4,100 to The Cellular Connection Limited. This note is unsecured, bears no interest and is payable on demand by the note holder.

On November 23, 2015, the Company issued a promissory note in the amount of $1,705 to The Cellular Connection Limited. This note is unsecured, bears no interest and is payable on demand by the note holder.

As of December 31, 2015 and December 31, 2014 notes payable totaling $47,969 and $17,767, respectively, were outstanding. The balances are non-interest bearing, unsecured and have no specified terms of repayment.

NOTE 6 – DUE TO RELATED PARTY

As of December 31, 2015 and December 31, 2014 advances of $4,390 were due to Doug Clark, the Company's former Chief Executive Officer. The balance are non-interest bearing, unsecured and have no specified terms of repayment.

As of December 31, 2015 and December 31, 2014 advances of $11,781 and $6,774, respectively, were due to Nadav Elituv, the Company's Chief Executive Officer. The balance is non-interest bearing, unsecured and have no specified terms of repayment.

As of December 31, 2015 and December 31, 2014 advances of $3,517 were due to Doug Clark, the Company's former Chief Executive Officer. The balance are non-interest bearing, unsecured and have no specified terms of repayment.

On July 1, 2015, the Company executed an employment agreement (“Agreement”) with Nadav Elituv, the Chief Executive Officer of the Company whereby the Company shall pay 50,000,000 shares of Common Stock of the Company and an annual salary of $360,000 payable monthly on the first day of each month from available funds. Pursuant to this Agreement, at December 31, 2015, salary payable of $169,078 is included in accounts payable and accrued liabilities and stock-based compensation of $5,000 is included in stock payable.

NOTE 7 - INCOME TAXES

	2015	2014
Net loss before taxes	$(663,511)	$(16,010,604)

Income tax expense (recovery)	$--	$--

A reconciliation of the expected income tax expense, computed by applying a 35% U.S. Federal corporate income tax rate to income before taxes to income tax expense is as follows:

	2015	2014
Expected income tax expense (recovery)	$(228,800)	$(5,603,700)
Share-based payments	129,400	5,396,300
Interest	24,000	156,700
Loss on debt settlement	--	4,200
Change in valuation allowance	75,400	46,500
	$--	$--

At December 31, 2015 and 2014, the Company had available a net-operating loss carry-forward for Federal tax purposes of approximately $666,200 and $450,600, respectively, which may be applied against future taxable income, if any, at various times through 2035. Certain significant changes in ownership of the Company may restrict the future utilization of these tax loss carry-forwards. At December 31, 2015, the Company has a deferred tax asset of $233,800 representing the benefit of its net operating loss carry-forward. The Company has not recognized the tax benefit because realization of the tax benefit is uncertain and thus a valuation allowance has been fully provided against the deferred tax asset.

The Company recognizes interest and penalties, if any, related to uncertain tax positions in general and administrative expenses.  No interest and penalties related to uncertain tax positions were accrued at December 31, 2015 and 2014.

The tax years 2015, 2014, 2013, remain open to examination by the major taxing jurisdictions in which the Company operates.  The Company expects no material changes to unrecognized tax positions within the next twelve months.

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

On August 25, 2014, the Company agreed to issue 150,000 shares of common stock valued at $14,850 to settle debt in the amount of $2,823. The statement of operations includes $12,027 for loss on debt settlement for the year ended December 31, 2015.

On January 12, 2015, the Company agreed to issue 221,340,000 shares of common stock valued at $177,072 to consultants as stock-based compensation for development, implementation and maintenance of sound business strategies. The services are valued based on the closing price of the Company's common stock on the date of the agreement exchanged for the services.

From January 1, 2015 to December 31, 2015, the Company elected to convert $31,932 of principal and interest of a convertible note due to The Cellular Connection Ltd. into 319,320,000 shares of common stock of the Company at a fixed conversion price of $0.0001 per share.

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

On November 25, 2015, the Company agreed to issue 1,100,000,000 shares of common stock valued at $110,000 to Nadav Elituv, the Chief Executive Officer of the Company, as stock-based compensation for development, implementation and maintenance of sound business strategies.

NOTE 9 - SUBSEQUENT EVENTS

On March 22, 2016, the Company agreed to issue 50,000,000 shares of common stock valued at $70,000 ($0.0014 per share) to a consultant as stock-based compensation for development, implementation and maintenance of sound business strategies.

On March 22, 2016, the Company and Nadav Elituv, the Chief Executive Officer of the Company, agreed to cancel 153,500,000 shares of common stock of the Company held by Nadav Elituv.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We have had no changes in or disagreements with our accountants.  None of our principal independent accountants have resigned or declined to stand for re-election.

ITEM 9A(T).  CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2015. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2015 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of June 30, 2013, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2016: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting, which are included within disclosure controls and procedures, that occurred during our fiscal quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name, age, positions and offices that each director and officer have held for the past five years as of December 31, 2015. Members of the Board are elected and serve for one year terms or until their successors are elected and qualify. Our executive officers are elected by and serve at the pleasure of our Board of Directors. There are no family relationships among our directors and executive officers.

Name	Age	Position
Nadav Elituv	52	President, Chairman, Chief Executive Officer and Director
Grant Stummer	49	Director

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

The Board of Directors will consider candidates for director positions that are recommended by any of our stockholders. The recommended candidate should be submitted to us in writing addressed to 33 Davies Ave., Level 1, Toronto, Ontario, Canada M4N 2A9. The recommendation shall include the following information: name of candidate; address, phone, and fax number of candidate; a statement signed by the candidate certifying that the candidate wishes to be considered for nomination to our Board of Directors and stating why the candidate believes that he or she meets the director qualification criteria and would otherwise be a valuable addition to our Board of Directors; a summary of the candidate's work experience for the prior five years and the number of shares of our stock beneficially owned by the candidate.

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

Although our Board does not have a separately-designated standing Audit Committee, our full Board of Directors performs the functions usually designated to an Audit Committee. As of December 31, 2015 Mr. McLean has been designated as the Board's "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K. We have determined that Mr. McLean is "independent" as independence for audit committee members is defined in Rule 5605 of the Nasdaq Marketplace Rules and Rule 10A-3 of the Securities Exchange Act of 1934. Mr. McLean's experience and background has provided him with an understanding of accounting principles generally accepted in the United States of America and financial statements prepared thereon. Mr. McLean has experience preparing, auditing, analyzing and evaluating financial statements that present a breadth and level of complexity of accounting issues comparable to the issues that can reasonably be expected to be raised by our financial statements. Mr. McLean has an understanding of audit committee functions.

ITEM 11. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Nadav Elituv, Principal Executive Officer, President, Chairman and Director	2015	$180,000	$ -	$127,500	$ -	$-	$ -	$ -	$ 307,500
	2014	$-	$ -	$ 1,553,000	$ -	$-	$ -	$ -	$ 1,553,000
Doug Clark, Former Principal Executive Officer, President, Chairman and Director	2015	$-	$ -	$ -	$ -	$-	$ -	$ -	$ -
	2014	$-	$ -	$ 542,000	$ -	$-	$ -	$124,000	$ 666,000

Robert McLean, Former Principal Accounting Officer	2015	$-	$ -	$ -	$ -	$-	$ -	$-	$ -
	2014	$-	$ -	$ 1,638,600	$ -	$-	$ -	$-	$ 1,638,600

Grant Stummer, Director	2015	$-	$ -	$ -	$ -	$-	$ -	$-	$ -
	2014	$-	$ -	$ 1,638,600	$ -	$-	$ -	$-	$ 1.638,600

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

On June 23, 2014, the Company agreed to issue 15,000,000 shares of common stock valued at $450,000 to Doug Clark, the former Chief Executive Officer of the Company, as stock-based compensation for services of $3,000. The services are valued based on the closing price of the Company's common stock on the date of the agreement exchanged for the services. $447,000 was included as a loss on stock-based compensation for the year ended December 31, 2015.

On June 15, 2015, the Company agreed to issue 50,000,000 shares of common stock valued at $15,000 to Nadav Elituv, the Chief Executive Officer of the Company, as stock-based compensation for salary. The salary is valued based on the closing price of the Company's common stock on the date of the agreement.

On July 1, 2015, the Company executed an employment agreement (“Agreement”) with Nadav Elituv, the Chief Executive Officer of the Company whereby the Company shall pay 50,000,000 shares of Common Stock of the Company and an annual salary of $360,000 payable monthly on the first day of each month from available funds. Pursuant to this Agreement, at December 31, 2015, salary payable of $169,078 is included in accounts payable and accrued liabilities and stock-based compensation of $2,500 is included in stock payable.

On November 25, 2015, the Company agreed to issue 1,100,000,000 shares of common stock valued at $110,000 to Nadav Elituv, the Chief Executive Officer of the Company, as stock-based compensation for development, implementation and maintenance of sound business strategies.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

At December 31, 2015, there were no unexercised options, no stock that has not vested and no equity incentive plan ward for each name executive officer.

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

DIRECTOR COMPENSATION

On July 1, 2015, the Company executed an employment agreement (“Agreement”) with Nadav Elituv, the Chief Executive Officer of the Company whereby the Company shall pay 50,000,000 shares of Common Stock of the Company and an annual salary of $360,000 payable monthly on the first day of each month from available funds. Pursuant to this Agreement, at December 31, 2015, salary payable of $169,078 is included in accounts payable and accrued liabilities and stock-based compensation of $2,500 is included in stock payable.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During the fiscal year ended December 31, 2015, Nadav Elituv served as our director.  We do not have a separately standing compensation committee and our board of directors did not perform similar functions as there was no executive compensation paid from our inception on April 3, 2009 through the end of our most recently completed fiscal year ended December 31, 2015.  Our board of directors performs the functions of a compensation committee, however as of March 24, 2016, the board of directors has not set any compensation.

During the fiscal year ended December 31, 2015, none of our executive officers:

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of March 24, 2016, as to shares of our common stock beneficially owned by: (1) each person who is known by us to own beneficially more than 5% of our common stock, (2) our named executive officer listed in the summary compensation table, (3) each of our directors and (4) all of our directors and executive officers as a group.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

	Number of Shares Beneficially Owned		Percentage of Class (2)
Name and Address(1)		Class
Nadav Elituv	1,004,100,000	Common	46.36%
Grant Stummer	6,193,000	Common	*
All directors and executive officers (1 person)	1,010,293,000	Common	46.64%
*Denotes less than 1%

 (1)  The address of all individual directors and executive officers is c/o Innovative Product Opportunities Inc., 33 Davies Ave., Level 1, Toronto, Ontario, Canada M4M 2A9

(2)  The number of shares of common stock issued and outstanding on March 24, 2016 was 2,166,050,605 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of December 31, 2015 and 2014 advances of $10,232 and $3,418, respectively, were due to Nadav Elituv, the Company's Chief Executive Officer and at December 31, 2015 and 2014, advances of $1,549 and $3,526, respectively were due to 2130555 Ontario Limited, a company controlled by Nadav Elituv. The advances are non-interest bearing, unsecured and have no specified terms of repayment. The advances were used to pay for operational costs and services.

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

DIRECTOR INDEPENDENCE

As of March 24, 2015, Nadav Elituv and Grant Stummer serve as our directors. Mr. Elituv is not an independent director.  Mr. Stummer is an "independent" director, as defined under the standards of independence set forth in the NASDAQ Marketplace Rules. We have our common stock quoted on the Over-the-Counter Bulletin Board, or OTCBB.  The OTCBB does not require that a majority of our board of directors be independent.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fees related to services performed by KLJ & Associates, LLP and our former auditors, Silberstein Ungar, for the years ended December 31, 2015 and 2014 were as follows:

	2015	2014
Audit Fees	$ 18,900	$ 25,500
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$18,900	$ 25,500

Pre-Approval Policies

The Board's policy is to pre-approve all audit services and all non-audit services before they commence, including the fees and terms thereof, to be provided by our independent auditor.  All of the services provided during the fiscal year ended December 31, 2015 were pre-approved.  No audit, review or attest services were approved in accordance with Section 2-01(c)(7)(i)(C) of Regulation S-X during the fiscal year ended December 31, 2015.

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

a. The following documents are filed as part of this annual report on Form 10-K:

1. FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Balance Sheets at December 31, 2015 and 2014

Statements of Operations for the years ended December 31, 2015 and 2014

Statement of Stockholders' Equity (Deficit) for the years ended December 31, 2015 and 2014

Statements of Cash Flows for the years ended December 31, 2015 and 2014

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

DATE	INNOVATIVE PRODUCTS OPPORTUNITIES INC.

March 29, 2016	By: /s/ Nadav Elituv Nadav Elituv, President (Principal Executive Officer), Principal Financial Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

By: /s/ Nadav Elituv Nadav Elituv	President (Principal Executive Officer), Principal Financial Officer and Director	March 29, 2016