Form 10-Q
period 2016-03-31
Innovative Product Opportunities Inc.
filed 2016-05-13
CIK 1494413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of May 16, 2016, the issuer had 2,333,550,605 shares of its common stock issued and outstanding, par value $0.0001 per share.

INNOVATIVE PRODUCT OPPORTUNITIES INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2016

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Innovative Product Opportunities Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
	March 31, 2016	December 31, 2015

ASSETS

Current assets
Cash	$594	$23
Accounts and sundry receivable, net	43,765	5,866
Prepaid expenses	--	5,575
Total current assets	44,359	11,464

Property and equipment, net	87	145

Total assets	$$44,446	$11,609

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$286,983	$190,148
Convertible notes, net of unamortized debt discount of $54,852 and $0, respectively	366,413	365,012
Notes payable	62,726	47,969
Deferred revenue	--	10,288
Due to related party	18,976	19,688
Total current liabilities	735,098	633,105

Total liabilities	735,098	633,105

Stockholders’ deficit
Preferred stock; $0.001 par value; 1,000,000 shares authorized, -0- issued and outstanding	--	--
Common stock; $0.0001 par value; 3,000,000,000 shares authorized, 2,335,550,605 and 2,269,550,605 shares issued and outstanding, respectively	233,355	226,955
Stock payable	3,750	2,500
Additional paid-in capital	22,036,107	21,955,757
Accumulated deficit	(22,963,864)	(22,806,708)
Total stockholders’ deficit	(690,652)	(621,496)

Total liabilities and stockholders’ deficit	$44,446	$11,609

The accompanying footnotes are an integral part of these financial statements.

Innovative Product Opportunities Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31, 2016	Three months ended March 31, 2015

Sales	$ 64,874	$ --
Cost of sales	12,792	--
Gross profit	52,082	--

Operating expenses
Bad debt	--	8,250
General and administrative	119,838	13,918
Stock-based compensation - services	70,000	177,072
Stock-based compensation - salaries	1,250	--
Total expenses	191,088	199,240
Loss from operations	(139,006)	(199,240)

Other income (loss)
Accretion of debt discount	(18,151)	(16,916)
	(18,151)	(16,916)

Net loss for the period	$ (157,157)	$ (216,156)

Net loss per common share - basic	$ (0.00)	$ (0.00)

Weighted average number of common shares outstanding – basic	2,277,720,934	631,144,425

The accompanying footnotes are an integral part of these financial statements.

Innovative Product Opportunities Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31, 2016	For the three months ended March 31, 2015
Cash flows from operating activities
Net loss for the period	$ (157,157)	$ (216,156)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	58	58
Bad debt	--	8,250
Stock issued for services and salary	71,250	177,072
Accretion of debt discount	18,151	16,916
Change in operating assets and liabilities
Increase in accounts receivable	(37,899)	(397)
Decrease in prepaid expenses	5,575	2,000
Increase in deferred revenue	(10,288)	--
Increase in accounts payable and accrued liabilities	96,836	(1,957)
Net cash (used in) operating activities	(13,474)	(14,214)

Cash flow from financing activities
Advances	14,758	8,947
Repayment of advances	(1,549)	(1,039)
Advances by related party	3,403	13,458
Repayment of advances by related party	(2,567)	(7,101)
Net cash provided by financing activities	14,045	14,265

Net change in cash	571	51

Cash, beginning of the period	23	--

Cash, end of the period	$ 594	$ 51

Supplement disclosure of cash flow information:
Interest paid	$ --	$ --
Taxes paid	$ --	$ --

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited financial statements of Innovative Product Opportunities Inc. have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the annual financial statements for the year ended December 31, 2015 of Innovative Product Opportunities Inc. in our Form 10-K filed on March 29, 2016.

The interim financial statements present the balance sheets, statements of operations and cash flows of Innovative Product Opportunities Inc. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2016 and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature.  Interim results are not necessarily indicative of results of operations for the full year.

GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company does not have significant operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company has an accumulated deficit at March 31, 2016 of $22,963,864. The Company will be dependent upon the raising of additional capital through placement of its common stock in order to implement its business plan. There can be no assurance that the Company will be successful in this situation.  Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might result from this uncertainty. The Company is funding its initial operations by way of loans from its Chief Executive Office and others, and the use of equity to pay some operating expenses.  The Company's officers and directors have committed to advancing certain operating costs of the Company.

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

NOTE 3 – CONVERTIBLE NOTES

On June 10, 2014, the Company agreed to amend and add certain terms to unsecured, non-interest bearing promissory notes payable on demand issued to The Cellular Connection Ltd. issued during the period from February 22, 2013 to June 10, 2014 with a total carrying value $42,189. Under the terms of the Side Letter Agreement, the issue price of the Note is $42,189 with a face value of $54,193 and interest rate 20% per year. The terms of the Note include a fixed conversion price of $0.0002 per share of Company’s common stock and a maturity date of December 31, 2014.  The amendment of the terms of the Note resulted in a beneficial conversion feature of $42,189. The beneficial conversion feature of $42,189 is included in additional paid-in capital. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the note. On June 20 and 26, 2014 the Company elected to convert $5,500 of principal into 27,500,000 shares of the Company's common stock. In accordance with the original terms of the Side Letter Agreement, the convertible note was renewed on January 1, 2015, the face value increased by 20% and the maturity date was extended to December 31, 2015. From January 1 to December 31, 2015, the Company elected to convert $31,932 of principal and interest of a convertible note due to The Cellular Connection Ltd. into 319,320,000 shares of common stock of the Company at a fixed conversion price of $0.0001 per share. In accordance with the original terms of the Side Letter Agreement, the convertible note was renewed on January 1, 2016, the face value increased by 20% and the maturity date was extended to December 31, 2016. From January 1 to March 31, 2016, the Company elected to convert $16,750 of principal and interest of a convertible note due to The Cellular Connection Ltd. into 167,500,000 shares of common stock of the Company at a fixed conversion price of $0.0001 per share. The consolidated statement of operations includes interest expense of $1,318 and $9,739 for the three months ended March 31, 2016 and December 31, 2015, respectively.

On June 10, 2014, the Company entered into Side Letter Agreement with the Dorset Solutions Inc. to amend and add certain terms to invoices issued for services during the period from August 21, 2012 to May 17, 2014 with a total carrying value $17,150. Under the terms of the Side Letter Agreement, the issue price of the Note is $17,150 with a face value of $22,295 and interest rate 20% per year. The terms of the Note include a fixed conversion price of $0.0002 per share of Company’s common stock and a maturity date of December 31, 2014.  The amendment of the terms of the Note resulted in a beneficial conversion feature of $17,150. The beneficial conversion feature of $17,150 is included in additional paid-in capital. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the note. In accordance with the original terms of the Side Letter Agreement, the convertible note was renewed on January 1, 2015, the face value increased by 20% and the maturity date was extended to December 31, 2015. In accordance with the original terms of the Side Letter Agreement, the convertible note was renewed on January 1, 2016, the face value increased by 20% and the maturity date was extended to December 31, 2016.  The consolidated statement of operations includes interest expense of $1,330 and $4,459 for the three months ended March 31, 2016 and December 31, 2015, respectively.

On June 10, 2014, the Company entered into Side Letter Agreement with the Doug Clark, former Chief Executive Officer, to amend and add certain terms to the related party advances of $82,495 for the period from March 2009 to June 2014 and officer and director compensation accrued and unpaid of $137,000 for the period October 1, 2013 to May 19, 2014. Under the terms of the Side Letter Agreement, the issue price of the Note is $219,495 with a face value of $272,038 and interest rate 20% per year. The terms of the Note include a fixed conversion price of $0.0002 per share of Company’s common stock and a maturity date of December 31, 2014.  The amendment of the terms of the Note resulted in a beneficial conversion feature of $219,495. The beneficial conversion feature of $219,495 is included in additional paid-in capital. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the note. In accordance with the original terms of the Side Letter Agreement, the convertible note was renewed on January 1, 2015, the face value increased by 20% and the maturity date was extended to December 31, 2015. From January 1 to December 31, 2015, the Company elected to convert $14,688 of principal and interest of a convertible note due to Doug Clark into 73,437,515 shares of common stock of the Company at a fixed conversion price of $0.0002 per share. In accordance with the original terms of the Side Letter Agreement, the convertible note was renewed on January 1, 2016, the face value increased by 20% and the maturity date was extended to December 31, 2016.  The consolidated statement of operations includes interest expense of $15,703 and $54,408 for the three months ended March 31, 2016 and December 31, 2015, respectively.

NOTE 4 – NOTES PAYABLE

On January 19, 2016, the Company issued a promissory note in the amount of $603 to The Cellular Connection Limited. This note is unsecured, bears no interest and is payable on demand by the note holder.

On January 28, 2016, the Company issued a promissory note in the amount of $1,703 to The Cellular Connection Limited. This note is unsecured, bears no interest and is payable on demand by the note holder.

On February 2, 2016, the Company issued a promissory note in the amount of $1,950 to The Cellular Connection Limited. This note is unsecured, bears no interest and is payable on demand by the note holder.

On February 23, 2016, the Company issued a promissory note in the amount of $2,146 to The Cellular Connection Limited. This note is unsecured, bears no interest and is payable on demand by the note holder.

On February 24, 2016, the Company issued a promissory note in the amount of $2,146 to The Cellular Connection Limited. This note is unsecured, bears no interest and is payable on demand by the note holder.

On February 26, 2016, the Company issued a promissory note in the amount of $715 to The Cellular Connection Limited. This note is unsecured, bears no interest and is payable on demand by the note holder.

On March 10, 2016, the Company issued a promissory note in the amount of $2,500 to The Cellular Connection Limited. This note is unsecured, bears no interest and is payable on demand by the note holder.

On March 11, 2016, the Company issued a promissory note in the amount of $1,055 to The Cellular Connection Limited. This note is unsecured, bears no interest and is payable on demand by the note holder.

On March 28, 2016, the Company issued a promissory note in the amount of $982 to The Cellular Connection Limited. This note is unsecured, bears no interest and is payable on demand by the note holder.

On March 30, 2016, the Company issued a promissory note in the amount of $257 to The Cellular Connection Limited. This note is unsecured, bears no interest and is payable on demand by the note holder.

On March 31, 2016, the Company issued a promissory note in the amount of $700 to The Cellular Connection Limited. This note is unsecured, bears no interest and is payable on demand by the note holder.

As of March 31, 2016 and December 31, 2015 notes payable totaling $62,726 and $47,969, respectively, were outstanding. The balances are non-interest bearing, unsecured and have no specified terms of repayment.

NOTE 5 – RELATED PARTY TRANSACTIONS

As of March 31, 2016 and December 31, 2015 advances of $4,390 were due to Doug Clark, the Company's former Chief Executive Officer. The balance are non-interest bearing, unsecured and have no specified terms of repayment.

As of March 31, 2016 and December 31, 2015 advances of $11,069 and $11,781, respectively, were due to Nadav Elituv, the Company's Chief Executive Officer. The balance is non-interest bearing, unsecured and have no specified terms of repayment.

As of March 31, 2016 and December 31, 2015 advances of $3,517 were due to Doug Clark, the Company's former Chief Executive Officer. The balance are non-interest bearing, unsecured and have no specified terms of repayment.

On July 1, 2015, the Company executed an employment agreement (“Agreement”) with Nadav Elituv, the Chief Executive Officer of the Company whereby the Company shall pay 50,000,000 shares of Common Stock of the Company and an annual salary of $360,000 payable monthly on the first day of each month from available funds. Pursuant to this Agreement, at March 31, 2016, salary payable of $252,180 is included in accounts payable and accrued liabilities and stock-based compensation of $3,750 is included in stock payable.

NOTE 6 - STOCKHOLDERS’ EQUITY

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

On March 22, 2016, the Company and Nadav Elituv, the Chief Executive Officer of the Company, agreed to cancel, for no consideration, 153,500,000 shares of common stock of the Company held by Nadav Elituv.

From January 1 to March 31, 2016, the Company elected to convert $16,750 of principal and interest of a convertible note due to The Cellular Connection Ltd. into 167,500,000 shares of common stock of the Company at a fixed conversion price of $0.0001 per share.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to March 31, 2016 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains "forward-looking statements" that involve risks and uncertainties.  You should not place undue reliance on these forward-looking statements.  Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in our Form 10-K filed on March 29, 2016, and other filings we make with the Securities and Exchange Commission.  Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

The following discussion and analysis of financial condition and results of operations is based upon, and should be read in conjunction with our audited financial statements and related notes thereto included elsewhere in this report, and in our Form 10-K filed on March 29, 2016.

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

RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015.

REVENUES

Our revenue for the three months ended March 31, 2016 was $64,874 of revenue for installation of a touch and gesture interactive bar-top experience, compared to $0 for three months ended March 31, 2015. We are completely dependent upon the willingness of our management to fund our initial operations by way of loans from our Chief Executive Officer and shareholders.

COSTS OF GOODS SOLD

Our costs of goods for the three months ended March 31, 2016 were $12,792, compared to $0 for the three months ended March 31, 2015, respectively.

OPERATING EXPENSES

Our general and administrative expense for the three months ended March 31, 2016 was $119,838, compared to $13,918 for the three months ended March 31, 2015, respectively. The expenses can be primarily attributed to our need to pay for professional fees, our transfer agent and investment relations. Our bad debt expenses for the three months ended March 31, 2016 was $0, compared to $8,250 for the three months ended March 31, 2015. During the three months ended March 31, 2016, we issued 50,000,000 shares of common stock of the Company valued at $70,000 for consulting services. During the three months ended March 31, 2015, we issued 221,340,000 shares of common stock of the Company valued at $177,072 for consulting services.

OTHER INCOME (EXPENSE)

Accretion of debt discount for the three months ended March 31, 2016 was $18,151, compared to $16,916 for the three months ended March 31, 2015.

NET INCOME/LOSS

Our net loss for the three months ended March 31, 2016 was $157,157, compared to $216,156 for the three months ended March 31, 2015, respectively. Our losses during the three months ended March 31, 2016 and 2015 are due to costs associated with professional fees, our transfer agent, investor relations, bad debt and stock-based compensation for services.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

As of March 31, 2016, we had total current assets of $44,359 and total current liabilities of $735,098, resulting in a working capital deficit of $690,739.  At March 31, 2016, we had cash of $594.  Our cash flows used in operating activities for the three months ended March 31, 2016 was $13,474. Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations. Our cash flow from financing activities for the three months ended March 31, 2016 was $14,045. Our cash flows used in investing activities for the three months ended March 31, 2016 was $0. The Company has an accumulated deficit at March 31, 2016 of $22,963,864. The deficit reported at March 31, 2016 is largely a result of operating expenses for professional fees, our transfer agent, investor relations, bad debt, stock-based compensation and loss on issuance of stock-based compensation for services.

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

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2016, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended March 31, 2016, we did not have any unregistered sales of equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

During the quarter ended March 31, 2016, we did not have any defaults upon senior securities.

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

INNOVATIVE PRODUCTS OPPORTUNITIES INC.

May 13, 2016	By: /s/ Nadav Elituv Nadav Elituv, President (Principal Executive Officer), Principal Financial Officer and Director