Form 10-Q
period 2016-06-30
Innovative Product Opportunities Inc.
filed 2016-08-22
CIK 1494413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

OR

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission File Number: 333-167667

INNOVATIVE PRODUCT OPPORTUNITIES INC.

 (Exact name of registrant as specified in its charter)

Delaware	42-1770123
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
100 Broadview Avenue #300 Toronto Ontario Canada (Address of Principal Executive Offices)	M4M 3H3 (Zip Code)

(416) 357-0399

(Registrant's telephone number, including area code)

33 Davies Ave., Level 1, Toronto, Ontario, Canada M4M 2A9

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of August 15, 2016, the issuer had 2,433,550,605 shares of its common stock issued and outstanding, par value $0.0001 per share.

INNOVATIVE PRODUCT OPPORTUNITIES INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2016

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INNOVATIVE PRODUCT OPPORTUNITIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
	June 30, 2016	December 31, 2015

ASSETS

Current assets
Cash	$20,954	$23
Accounts and sundry receivable, net	4,122	5,866
Prepaid expenses	--	5,575
Total current assets	25,076	11,464

Property and equipment, net	29	145

Total assets	$25,105	$11,609

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$371,840	$190,148
Convertible notes, net of unamortized debt discount of $36,701 and $0, respectively	384,564	365,012
Notes payable	67,264	47,969
Deferred revenue	--	10,288
Due to related party	8,701	19,688
Total current liabilities	832,369	633,105

Total liabilities	832,369	633,105

Stockholders’ deficit
Preferred stock; $0.001 par value; 1,000,000 shares authorized, -0- issued and outstanding	--	--
Common stock; $0.0001 par value; 3,000,000,000 shares authorized, 2,433,550,605 and 2,269,550,605 shares issued and outstanding, respectively	243,355	226,955
Stock payable	5,000	2,500
Additional paid-in capital	22,056,108	21,955,757
Accumulated deficit	(23,111,727)	(22,806,708)
Total stockholders’ deficit	(807,264)	(621,496)

Total liabilities and stockholders’ deficit	$25,105	$11,609

The accompanying footnotes are an integral part of these financial statements.

INNOVATIVE PRODUCT OPPORTUNITIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

Three months ended June 30, 2016		Three months ended June 30, 2015	Six months ended June 30, 2016	Six months ended June 30, 2015

Sales	$ 23,964	$ 12,835	$ 88,838	$ 12,835
Cost of sales	5,699	-	18,491	-
Gross profit	18,265	12,835	70,347	12,835

Operating expenses
Bad debt	-	-	-	8,250
General and administrative	116,726	17,807	236,563	31,725
Stock-based compensation - services	30,000	60,000	100,000	237,072
Stock-based compensation - salaries	1,250	15,000	2,500	15,000
Total expenses	147,976	92,807	339,063	292,047
Loss from operations	(129,711)	(79,972)	(268,716)	(279,212)

Other income (loss)
Accretion of debt discount	(18,151)	(17,105)	(36,302)	(34,021)
	(18,151)	(17,105	(36,302)	(34,021)

Net loss for the period	$ (147,862)	$ (97,077)	$ (305,018)	$ (313,233)

Net loss per common share - basic	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Weighted aver number of common shares
outstanding - basic	2,365,418,737	855,509,225	2,321,569,836	743,931,697

The accompanying footnotes are an integral part of these financial statements.

INNOVATIVE PRODUCT OPPORTUNITIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30, 2016	For the six months ended June 30, 2015
Cash flows from operating activities
Net loss for the period	$ (305,018)	$ (313,233)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	115	115
Bad debt	-	8,250
Stock issued for services and salary	102,500	252,072
Accretion of debt discount	36,302	34,021
Change in operating assets and liabilities
Increase in accounts receivable	1,743	(13,217)
Decrease in prepaid expenses	5,575	2,000
Increase in deferred revenue	(10,288)	-
Increase in accounts payable and accrued liabilities	181,693	4,693
Net cash (used in) operating activities	12,622	(25,299)

Cash flow from financing activities
Advances	19,296	18,332
Repayment of advances	(1,549)	(419)
Advances by related party	4,550	18,130
Repayment of advances by related party	(13,988)	(10,251)
Net cash provided by financing activities	8,309	25,792

Net change in cash	20,931	493

Cash, beginning of the period	23	-

Cash, end of the period	$ 20,954	$ 493

Supplement disclosure of cash flow information:
Interest paid	$ -	$ -
Taxes paid	$ -	$ -

The accompanying footnotes are an integral part of these financial statements.

INNOVATIVE PRODUCT OPPORTUNITIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Innovative Product Opportunities Inc. (the "Company") was incorporated on April 3, 2009 in the State of Delaware and established a fiscal year end of December 31.

Our business is a research and product development firm specializing in computer vision and gesture recognition technologies targeted at the staging and lighting industry. The operations of the business are carried on by a 100% owned subsidiary, I8 Interactive Corporation, a company incorporated under the laws of Canada.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited financial statements of Innovative Product Opportunities Inc have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the annual financial statements for the year ended December 31, 2015 of Innovative Product Opportunities Inc. in our Form 10-K filed on March 29, 2016.

The interim financial statements present the balance sheets, statements of operations and cash flows of Innovative Product Opportunities Inc. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2016 and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature.  Interim results are not necessarily indicative of results of operations for the full year.

GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company does not have significant operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company has an accumulated deficit at June 30, 2016 of $23,111,727. The Company will be dependent upon the raising of additional capital through placement of its common stock in order to implement its business plan. There can be no assurance that the Company will be successful in this situation.  Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might result from this uncertainty. The Company is funding its initial operations by way of loans from its Chief Executive Office and others, and the use of equity to pay some operating expenses.  The Company's officers and directors have committed to advancing certain operating costs of the Company.

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

NOTE 3 – CONVERTIBLE NOTES

On June 10, 2014, the Company agreed to amend and add certain terms to unsecured, non-interest bearing promissory notes payable on demand issued to The Cellular Connection Ltd. issued during the period from February 22, 2013 to June 10, 2014 with a total carrying value $42,189. Under the terms of the Side Letter Agreement, the issue price of the Note is $42,189 with a face value of $54,193 and interest rate 20% per year. The terms of the Note include a fixed conversion price of $0.0002 per share of Company’s common stock and a maturity date of December 31, 2014.  The amendment of the terms of the Note resulted in a beneficial conversion feature of $42,189. The beneficial conversion feature of $42,189 is included in additional paid-in capital. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the note. On June 20 and 26, 2014 the Company elected to convert $5,500 of principal into 27,500,000 shares of the Company's common stock. In accordance with the original terms of the Side Letter Agreement, the convertible note was renewed on January 1, 2015, the face value increased by 20% and the maturity date was extended to December 31, 2015. From January 1 to December 31, 2015, the Company elected to convert $31,932 of principal and interest of a convertible note due to The Cellular Connection Ltd. into 319,320,000 shares of common stock of the Company at a fixed conversion price of $0.0001 per share. In accordance with the original terms of the Side Letter Agreement, the convertible note was renewed on January 1, 2016, the face value increased by 20% and the maturity date was extended to December 31, 2016. From January 1 to June 30, 2016, the Company elected to convert $16,750 of principal and interest of a convertible note due to The Cellular Connection Ltd. into 167,500,000 shares of common stock of the Company at a fixed conversion price of $0.0001 per share. The consolidated statement of operations includes interest expense of $1,318 and $2,636 for the three and six months ended June 30, 2016.

On June 10, 2014, the Company entered into Side Letter Agreement with the Dorset Solutions Inc. to amend and add certain terms to invoices issued for services during the period from August 21, 2012 to May 17, 2014 with a total carrying value $17,150. Under the terms of the Side Letter Agreement, the issue price of the Note is $17,150 with a face value of $22,295 and interest rate 20% per year. The terms of the Note include a fixed conversion price of $0.0002 per share of Company’s common stock and a maturity date of December 31, 2014.  The amendment of the terms of the Note resulted in a beneficial conversion feature of $17,150. The beneficial conversion feature of $17,150 is included in additional paid-in capital. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the note. In accordance with the original terms of the Side Letter Agreement, the convertible note was renewed on January 1, 2015, the face value increased by 20% and the maturity date was extended to December 31, 2015. In accordance with the original terms of the Side Letter Agreement, the convertible note was renewed on January 1, 2016, the face value increased by 20% and the maturity date was extended to December 31, 2016.  The consolidated statement of operations includes interest expense of $1,330 and $2,660 for the three and six months ended June 30, 2016.

On June 10, 2014, the Company entered into Side Letter Agreement with the Doug Clark, former Chief Executive Officer, to amend and add certain terms to the related party advances of $82,495 for the period from March 2009 to June 2014 and officer and director compensation accrued and unpaid of $137,000 for the period October 1, 2013 to May 19, 2014. Under the terms of the Side Letter Agreement, the issue price of the Note is $219,495 with a face value of $272,038 and interest rate 20% per year. The terms of the Note include a fixed conversion price of $0.0002 per share of Company’s common stock and a maturity date of December 31, 2014.  The amendment of the terms of the Note resulted in a beneficial conversion feature of $219,495. The beneficial conversion feature of $219,495 is included in additional paid-in capital. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the note. In accordance with the original terms of the Side Letter Agreement, the convertible note was renewed on January 1, 2015, the face value increased by 20% and the maturity date was extended to December 31, 2015. From January 1 to December 31, 2015, the Company elected to convert $14,688 of principal and interest of a convertible note due to Doug Clark into 73,437,515 shares of common stock of the Company at a fixed conversion price of $0.0002 per share. In accordance with the original terms of the Side Letter Agreement, the convertible note was renewed on January 1, 2016, the face value increased by 20% and the maturity date was extended to December 31, 2016.  The consolidated statement of operations includes interest expense of $15,703 and $31,406 for the three and six months ended June 30, 2016.

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

On May 2, 2016, the Company issued a promissory note in the amount of $2,038 to The Cellular Connection Limited. This note is unsecured, bears no interest and is payable on demand by the note holder.

On May 10, 2016, the Company issued a promissory note in the amount of $2,500 to The Cellular Connection Limited. This note is unsecured, bears no interest and is payable on demand by the note holder.

As of June 30, 2016 and December 31, 2015 notes payable totaling $67,264 and $47,969, respectively, were outstanding. The balances are non-interest bearing, unsecured and have no specified terms of repayment.

NOTE 5 – RELATED PARTY TRANSACTIONS

As of June 30, 2016 and December 31, 2015 advances of $4,390 were due to Doug Clark, the Company's former Chief Executive Officer. The balance are non-interest bearing, unsecured and have no specified terms of repayment.

As of June 30, 2016 and December 31, 2015 advances of $794 and $11,781, respectively, were due to Nadav Elituv, the Company's Chief Executive Officer. The balance is non-interest bearing, unsecured and have no specified terms of repayment.

As of June 30, 2016 and December 31, 2015 advances of $3,517 were due to Doug Clark, the Company's former Chief Executive Officer. The balance are non-interest bearing, unsecured and have no specified terms of repayment.

On July 1, 2015, the Company executed an employment agreement (“Agreement”) with Nadav Elituv, the Chief Executive Officer of the Company whereby the Company shall pay 50,000,000 shares of Common Stock of the Company and an annual salary of $360,000 payable monthly on the first day of each month from available funds. Pursuant to this Agreement, at June 30, 2016, salary payable of $331,047 is included in accounts payable and accrued liabilities and stock-based compensation of $5,000 is included in stock payable.

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

On June 1, 2016, the Company agreed to issue 100,000,000 shares of common stock valued at $30,000 ($0.0003 per share) to a consultant as stock-based compensation for development, implementation and maintenance of sound business strategies.

From January 1 to June 30, 2016, the Company elected to convert $16,750 of principal and interest of a convertible note due to The Cellular Connection Ltd. into 167,500,000 shares of common stock of the Company at a fixed conversion price of $0.0001 per share.

NOTE 7 – SUBSEQUENT EVENTS

On July 26, 2016, pursuant to stockholder consent, our Board of Directors authorized an amendment (the "Amendment") to our Certificate of Incorporation, as amended, to (i) change the name of the Company to Two Hands Corporation and (ii) affect a reverse stock split of the issued and outstanding shares of our common stock, par value $0.0001, on a 1 for 2,000 basis (the "Reverse Stock Split"). We filed the Amendment with the Delaware Secretary of State on July 27, 2016 with an effective date of August 16, 2016. On the Effective Date, each holder of common stock will receive 1 share of our common stock for each 2,000 shares of our common stock they own immediately prior to the Reverse Stock Split. We will not issue fractional shares in connection with the Reverse Stock Split. Fractional shares will be rounded up to the nearest whole share.

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

RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015.

REVENUES

Our revenue for the three and six months ended June 30, 2016 were $23,964 and $88,838 of revenue for installation of a touch and gesture interactive bar-top experience, respectively, compared to $12,835 for three and six months ended June 30, 2015. We are completely dependent upon the willingness of our management to fund our initial operations by way of loans from our Chief Executive Officer and shareholders.

COSTS OF GOODS SOLD

Our costs of goods for the three and six months ended June 30, 2016 were $5,699 and $18,491, respectively, compared to $0 for the three and six months ended June 30, 2015.

OPERATING EXPENSES

Our general and administrative expense for the three and six months ended June 30, 2016 were $116,726 and $236,563, respectively, compared to $17,807 and $31,725 for the three and six months ended June 30, 2015, respectively. The expenses can be primarily attributed to our need to pay for professional fees, our transfer agent, officer compensation and investment relations. Our bad debt expenses for the three and six months ended June 30, 2016 was $0, compared to $0 and $8,250 for the three and six months ended June 30, 2015, respectively. During the three and six months ended June 30, 2016, we issued 100,000,000 and 150,000,000 shares of common stock of the Company valued at $30,000 and $100,000 for consulting services, respectively. During the three and six months ended June 30, 2015, we issued 250,000,000 and 471,340,000 shares of common stock of the Company valued at $75,000 and $252,072 for consulting services, respectively.

OTHER INCOME (EXPENSE)

Accretion of debt discount for the three and six months ended June 30, 2016 was $18,151 and $36,302, respectively, compared to $17,105 and $34,021 for the three and six months ended June 30, 2015, respectively.

NET INCOME/LOSS

Our net loss for the three and six months ended June 30, 2016 was $147,862 and $305,018, respectively, compared to $97,077 and $313,233 for the three months ended June 30, 2015, respectively. Our losses are due to costs associated with professional fees, our transfer agent, investor relations, bad debt and stock-based compensation for services.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

As of June 30, 2016, we had total current assets of $25,076 and total current liabilities of $832,369, resulting in a working capital deficit of $807,293.  At June 30, 2016, we had cash of $20,954.  Our cash flows used in operating activities for the six months ended June 30, 2016 was $12,622. Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations. Our cash flow from financing activities for the six months ended June 30, 2016 was $8,309. Our cash flows used in investing activities for the six months ended June 30, 2016 was $0. The Company has an accumulated deficit at June 30, 2016 of $23,111,727. The deficit reported at June 30, 2016 is largely a result of operating expenses for officer compensation, professional fees, our transfer agent, investor relations, stock-based compensation and loss on issuance of stock-based compensation for services.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended June 30, 2016, we did not have any unregistered sales of equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

During the quarter ended June 30, 2016, we did not have any defaults upon senior securities.

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

INNOVATIVE PRODUCT OPPORTUNITIES INC.

August 22, 2016	By: /s/ Nadav Elituv Nadav Elituv, President (Principal Executive Officer), Principal Financial Officer and Director