Form 10-Q
period 2016-09-30
TWO HANDS Corp
filed 2016-11-18
CIK 1494413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission File Number: 333-167667

TWO HANDS CORPORATION

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of November 14, 2016, the issuer had 406,217,690 shares of its common stock issued and outstanding, par value $0.0001 per share.

TWO HANDS CORPORATION

(formerly Innovative Product Opportunities Inc.)

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SETPEMBER 30, 2016

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

TWO HANDS CORPORATION (formerly Innovative Product Opportunities Inc.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
	September 30, 2016	December 31, 2015

ASSETS

Current assets
Cash	$665	$23
Accounts and sundry receivable, net	--	5,866
Prepaid expenses	--	5,575
Total current assets	665	11,464

Property and equipment, net	--	145

Total assets	$665	$11,609

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$194,127	$190,148
Convertible notes, net of unamortized debt discount of $34,103 and $0, respectively	128,050	365,012
Notes payable	82,243	47,969
Deferred revenue	--	10,288
Due to related party	3,048	19,688
Total current liabilities	407,468	633,105

Total liabilities	407,468	633,105

Stockholders’ deficit
Preferred stock; $0.001 par value; 1,000,000 shares authorized, -0- issued and outstanding	--	--
Common stock; $0.0001 par value; 3,000,000,000 shares authorized, 401,217,690 and 1,134,775 shares issued and outstanding, respectively	40,122	113
Stock payable	5,375	2,500
Additional paid-in capital	22,977,569	22,182,599
Accumulated deficit	(23,429,869)	(22,806,708)
Total stockholders’ deficit	(406,803)	(621,496)

Total liabilities and stockholders’ deficit	$665	$11,609

The accompanying footnotes are an integral part of these financial statements.

TWO HANDS CORPORATION (formerly Innovative Product Opportunities Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30, 2016	Three months ended September 30, 2015	Nine months ended September 30, 2016	Nine months ended September 30, 2015

Sales	29,692	23,064	118,530	35,900
Cost of sales	18,604	-	37,095	-
Gross profit	11,088	23,064	81,435	35,900

Operating expenses
Bad debt	3,992	-	3,992	8,250
General and administrative	137,780	103,908	374,344	135,634
Stock-based compensation - services	156,000	5,000	256,000	242,072
Stock-based compensation - salaries	375	1,250	2,875	16,250
Total expenses	298,147	110,158	627,211	402,206
Loss from operations	(287,059)	(87,094)	(555,776)	(366,306)

Other income (loss)
Gain on extinguishment of debt	25,886	-	25,886	-
Accretion of debt discount	(56,969)	(17,293)	(93,270)	(51,313)
	(31,083)	(17,293)	(67,384)	(51,313)

Net loss for the period	(318,142)	(104,387)	(623,160)	(417,619)

Net loss per common share - basic	$ (0.00)	$ (0.18)	$ (0.01)	$ (0.95)

Weighted average number of
Common shares outstanding - basic	127,303,873	567,927	43,515,395	438,004

The accompanying footnotes are an integral part of these financial statements.

TWO HANDS CORPORATION (formerly Innovative Product Opportunities Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30, 2016	For the nine months ended June 30, 2015
Cash flows from operating activities
Net loss for the period	$ (623,160)	$ (417,619)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	144	173
Bad debt	3,992	8,250
Stock issued for services and salary	258,875	258,322
Gain on extinguishment	(25,886)	-
Accretion of debt discount	93,270	51,313
Change in operating assets and liabilities
Increase in accounts receivable	1,874	(15,127)
Decrease in prepaid expenses	5,575	2,000
Increase (decrease) in deferred revenue	(10,288)	10,288
Increase in accounts payable and accrued liabilities	270,704	89,942
Net cash (used in) operating activities	(24,900)	(12,458)

Cash flow from financing activities
Advances	34,275	30,121
Repayment of advances	(1,549)	(6,506)
Advances by related party	4,367	21,758
Repayment of advances by related party	(11,551)	(15,764)
Net cash provided by financing activities	25,542	29,609

Net change in cash	642	17,151

Cash, beginning of the period	23	-

Cash, end of the period	$ $665	$ $17,151

Supplement disclosure of cash flow information:
Interest paid	$ -	$ -
Taxes paid	$ -	$ -

Supplement disclosure of non-cash investing and financing activity:
Issue of shares to settle convertible notes	$ 111,214	$ -
Issue of shares to settle accrued liabilities	$ 260,000	$ -

The accompanying footnotes are an integral part of these financial statements.

TWO HANDS CORPORATION

(formerly Innovative Product Opportunities Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Two Hands Corporation (the "Company") was incorporated on April 3, 2009 in the State of Delaware and established a fiscal year end of December 31.

Our business is a research and product development firm.  Over the past few years we have specialized in computer vision and gesture recognition technologies.  We have leveraged our relationship with our product development team of programmers and designers to implement our vision for building a state of the art co-parenting application due to launch in the first quarter of 2017.   The operations of the business are carried on by a 100% owned subsidiary, I8 Interactive Corporation, a company incorporated under the laws of Ontario, Canada.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited financial statements of Two Hands Corporation (formerly Innovative Product Opportunities Inc) have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the annual financial statements for the year ended December 31, 2015 of Two Hands Corporation (formerly Innovative Product Opportunities Inc.) in our Form 10-K filed on March 29, 2016.

The interim financial statements present the balance sheets, statements of operations and cash flows of Two Hands Corporation (formerly Innovative Product Opportunities Inc.).  The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2016 and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature.  Interim results are not necessarily indicative of results of operations for the full year.

GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company does not have significant operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company has an accumulated deficit at September 30, 2016 of $23,429,869. The Company will be dependent upon the raising of additional capital through placement of its common stock in order to implement its business plan. There can be no assurance that the Company will be successful in this situation.  Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might result from this uncertainty. The Company is funding its initial operations by way of loans from its Chief Executive Office and others, and the use of equity to pay some operating expenses.  The Company's officers and directors have committed to advancing certain operating costs of the Company.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers.  ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition.  ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract.  The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017.   Early adoption is permitted in annual reporting periods beginning after December 31, 2016. The Company is in the process of evaluating the impact of ASU 2014-09 on the Company’s consolidated financial statements and disclosures.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements.  ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued.  An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.  ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.  The Company is currently evaluating the impact the adoption of ASU 2014-15 on the Company’s consolidated financial statements and disclosures.

In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases.  ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months.  ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018.  Early adoption is permitted.  A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  The Company is currently evaluating the expected impact that the standard could have on its consolidated financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

NOTE 3 – CONVERTIBLE NOTES

On June 10, 2014, the Company agreed to amend and add certain terms to unsecured, non-interest bearing promissory notes payable on demand issued to The Cellular Connection Ltd. issued during the period from February 22, 2013 to June 10, 2014 with a total carrying value $42,189. Under the terms of the Side Letter Agreement, the issue price of the Note is $42,189 with a face value of $54,193 and interest rate 20% per year. The terms of the Note include a fixed conversion price of $0.40 per share of Company’s common stock and a maturity date of December 31, 2014.  The amendment of the terms of the Note resulted in a beneficial conversion feature of $42,189. The beneficial conversion feature of $42,189 is included in additional paid-in capital. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the note. On June 20 and 26, 2014 the Company elected to convert $5,500 of principal into 13,750 shares of the Company's common stock. In accordance with the original terms of the Side Letter Agreement, the convertible note was renewed on January 1, 2015, the face value increased by 20% and the maturity date was extended to December 31, 2015. From January 1 to December 31, 2015, the Company elected to convert $31,932 of principal and interest of a convertible note due to The Cellular Connection Ltd. into 159,660 shares of common stock of the Company at a fixed conversion price of $0.20 per share. In accordance with the original terms of the Side Letter Agreement, the convertible note was renewed on January 1, 2016, the face value increased by 20% and the maturity date was extended to December 31, 2016. On March 21, 2016 the Company elected to convert $16,750 of principal and interest of a convertible note due to The Cellular Connection Ltd. into 83,750 shares of common stock of the Company at a fixed conversion price of $0.20 per share. On September 1, 2016 the Company elected to convert $2,000 of principal and interest of a convertible note due to The Cellular Connection Ltd. into 20,000,000 shares of common stock of the Company at a fixed conversion price of $0.0001 per share. The consolidated statement of operations includes interest expense of $1,332 and $3,968 for the three and nine months ended September 30, 2016.  At September 30, 2016 the carrying amount of the June 10, 2014 Note is $11,718 (face value $13,050 less $1,332 unamortized discount).

On June 10, 2014, the Company entered into a Side Letter Agreement with Dorset Solutions Inc. to amend and add certain terms to invoices issued for services during the period from August 21, 2012 to May 17, 2014 with a total carrying value $17,150. Under the terms of the Side Letter Agreement, the issue price of the Note is $17,150 with a face value of $22,295 and interest rate 20% per year. The terms of the Note include a fixed conversion price of $0.40 per share of Company’s common stock and a maturity date of December 31, 2014.  The amendment of the terms of the Note resulted in a beneficial conversion feature of $17,150. The beneficial conversion feature of $17,150 is included in additional paid-in capital. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the note. In accordance with the original terms of the Side Letter Agreement, the convertible note was renewed on January 1, 2015, the face value increased by 20% and the maturity date was extended to December 31, 2015. In accordance with the original terms of the Side Letter Agreement, the convertible note was renewed on January 1, 2016, the face value increased by 20% and the maturity date was extended to December 31, 2016. The consolidated statement of operations includes interest expense of $2,690 and $5,351 for the three and nine months ended September 30, 2016.

On September 1, 2016, Dorset Solutions Inc. assigned the Side Letter Agreement dated June 10, 2014 and additional invoices for services from the period from May 19, 2015 to November 22, 2015 with a total carrying value $38,830 to Great Basin Management Inc. (“Great Basin”). In addition on September 1, 2016, the Company entered into a Side Letter Agreement with the Great Basin to amend and add certain terms to the Side Letter Agreement and to invoices issued for services. Under the terms of the amended Side Letter Agreement, the issue price of the Note is $32,464 and interest rate 20% per year. The terms of the Note include a fixed conversion price of $0.000812 per share of Company’s common stock and a maturity date of December 31, 2016. The amendment of the terms of the Note resulted in a beneficial conversion feature of $19,520. The beneficial conversion feature of $19,520 is included in additional paid-in capital. The modification of the Note has been accounted for as debt extinguishment and the issuance of a new debt instrument. Accordingly, in connection with extinguishment of the original debt, the Company recognized a $25,886 gain in the condensed consolidated statement of operations. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the note.

On September 1, 2016 the Company elected to convert $32,464 of principal and interest of the convertible note due to Great Basin into 40,000,000 shares of common stock of the Company at a fixed conversion price of $0.000812 per share. As a result, the convertible note was fully settled. The consolidated statement of operations includes interest expense of $19,520 and $19,520 for the three and nine months ended September 30, 2016.

On June 10, 2014, the Company entered into Side Letter Agreement with the Doug Clark, former Chief Executive Officer, to amend and add certain terms to the related party advances of $82,495 for the period from March 2009 to June 2014 and officer and director compensation accrued and unpaid of $137,000 for the period October 1, 2013 to May 19, 2014. Under the terms of the Side Letter Agreement, the issue price of the Note is $219,495 with a face value of $272,038 and interest rate 20% per year. The terms of the Note include a fixed conversion price of $0.40 per share of Company’s common stock and a maturity date of December 31, 2014.  The amendment of the terms of the Note resulted in a beneficial conversion feature of $219,495. The beneficial conversion feature of $219,495 is included in additional paid-in capital. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the note. In accordance with the original terms of the Side Letter Agreement, the convertible note was renewed on January 1, 2015, the face value increased by 20% and the maturity date was extended to December 31, 2015. From January 1 to December 31, 2015, the Company elected to convert $14,688 of principal and interest of a convertible note due to Doug Clark into 36,719 shares of common stock of the Company at a fixed conversion price of $0.40 per share. In accordance with the original terms of the Side Letter Agreement, the convertible note was renewed on January 1, 2016, the face value increased by 20% and the maturity date was extended to December 31, 2016.  The consolidated statement of operations includes interest expense of $31,346 and $62,352 for the three and nine months ended September 30, 2016.

On September 1, 2016, Doug Clark, former Chief Executive Officer and related party, assigned the Side Letter Agreement dated June 10, 2014 with a total carrying value $382,016 to DC Design Inc. (“DC Design”). In addition on September 1, 2016, the Company entered into an amended Side Letter Agreement with DC Design to amend and add certain terms to the Side Letter Agreement and advances from the period from June 25, 2014 to December 24, 2014. Under the terms of the amended Side Letter Agreement, the issue price of the Note is $174,252 and interest rate 20% per year. The terms of the Note include a fixed conversion price of $0.003 per share of Company’s common stock and a maturity date of December 31, 2017. The modification of the Note has been accounted for as debt extinguishment and the issuance of a new debt instrument. Accordingly, in connection with extinguishment of the original debt, the Company recognized a $207,763 gain with a related party as an increase in additional paid-in capital in the condensed consolidated statement of equity. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the note.  On September 1, 2016 the Company elected to convert $60,000 of principal and interest of the convertible note due to DC Design into 20,000,000 shares of common stock of the Company at a fixed conversion price of $0.003 per share. The consolidated statement of operations includes interest expense of $2,080 and $2,080 for the three and nine months ended September 30, 2016. At September 30, 2016 the carrying amount of the September 1, 2016 Note is $116,332 (face value of $149,103 less $32,771 unamortized discount).

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

As of September 30, 2016 and December 31, 2015 notes payable totaling $82,243 and $47,969, respectively, were outstanding. The balances are non-interest bearing, unsecured and have no specified terms of repayment.

NOTE 5 – RELATED PARTY TRANSACTIONS

As of September 30, 2016 and December 31, 2015 advances of $0 and $4,390, respectively, were due to DC Design Inc., the Company's former Chief Executive Officer. The balance are non-interest bearing, unsecured and have no specified terms of repayment.

As of September 30, 2016 and December 31, 2015 advances of $3,048 and $11,781, respectively, were due to Nadav Elituv, the Company's Chief Executive Officer. The balance is non-interest bearing, unsecured and have no specified terms of repayment.

As of September 30, 2016 and December 31, 2015 advances of $0 and $3,517, respectively, were due to Doug Clark, the Company's former Chief Executive Officer. The balance are non-interest bearing, unsecured and have no specified terms of repayment.

On July 1, 2015, the Company executed an employment agreement for the period from July 1, 2015 to June 30, 2016 with Nadav Elituv, the Chief Executive Officer of the Company whereby the Company shall pay 50,000,000 shares of Common Stock of the Company and an annual salary of $360,000 payable monthly on the first day of each month from available funds.

On July 1, 2016, the Company executed an employment agreement for the period from July 1, 2016 to June 30, 2017 with Nadav Elituv, the Chief Executive Officer of the Company whereby the Company shall pay 15,000,000 shares of Common Stock of the Company and an annual salary of $360,000 payable monthly on the first day of each month from available funds.

On September 1, 2016, the Company issued 200,000,000 shares of common stock to settled salary payable due to Nadav Elituv included in accounts payable and accrued liabilities totaling $260,000 ($0.0013 per share), At September 30, 2016, salary payable of $161,047 is included in accounts payable and accrued liabilities and stock-based compensation of $5,375 is included in stock payable.

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

On the Effective Date, each holder of common stock will receive 1 share of our common stock for each 2,000 shares of our common stock they own immediately prior to the Reverse Stock Split. We will not issue fractional shares in connection with the Reverse Stock Split. Fractional shares will be rounded up to the nearest whole share. All share information has been revised to reflect the reverse stock split from the Company’s inception.

On March 21, 2016 the Company elected to convert $16,750 of principal and interest of a convertible note due to The Cellular Connection Ltd. into 83,750 shares of common stock of the Company at a fixed conversion price of $0.20 per share.

On March 22, 2016, the Company agreed to issue 25,000 shares of common stock valued at $70,000 ($2.80 per share) to a consultant as stock-based compensation for development, implementation and maintenance of sound business strategies.

On March 22, 2016, the Company and Nadav Elituv, the Chief Executive Officer of the Company, agreed to cancel, for no consideration, 76,750 shares of common stock of the Company held by Nadav Elituv.

On June 1, 2016, the Company agreed to issue 50,000 shares of common stock valued at $30,000 ($0.60 per share) to a consultant as stock-based compensation for development, implementation and maintenance of sound business strategies.

On September 1, 2016, the Company agreed to issue 200,000,000 shares of common stock valued at $260,000 ($0.0013 per share) to settled accrued liabilities for salary due to the Nadav Elituv, the Chief Executive Officer of the Company.

On September 1, 2016, the Company agreed to issue 100,000,000 shares of common stock valued at $130,000 ($0.0013 per share) to several consultants as stock-based compensation for development, implementation and maintenance of sound business strategies.

On September 1, 2016, the Company agreed to issue 20,000,000 shares of common stock valued at $26,000 ($0.0013 per share) to a consultant as stock-based compensation for director’s fees.

On September 1, 2016 the Company elected to convert $32,464 of principal and interest of a convertible note due to Great Basin Management Inc. into 40,000,000 shares of common stock of the Company at a fixed conversion price of $0.000812 per share.

On September 1, 2016 the Company elected to convert $60,000 of principal and interest of a convertible note due to DC Design Inc. into 20,000,000 shares of common stock of the Company at a fixed conversion price of $0.003 per share.

On September 1, 2016 the Company elected to convert $2,000 of principal and interest of a convertible note due to The Cellular Connection Ltd. into 20,000,000 shares of common stock of the Company at a fixed conversion price of $0.0001 per share.

NOTE 7 – SUBSEQUENT EVENTS

On November 7, 2016 the Company agreed to issue 5,000,000 shares of common stock to settled accrued liabilities of $161,047 for salary due to the Nadav Elituv, the Chief Executive Officer of the Company.

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

BUSINESS OVERVIEW

We incorporated on April 3, 2009 as Two Hands Corporation (formerly Innovative Product Opportunities Inc.) under the laws of the State of Delaware. We expect to incur losses in the foreseeable future due to significant costs associated with our business start-up, developing our business and costs associated with on-going operations. Our business is a research and product development firm specializing in computer vision and gesture recognition technologies targeted at the staging and lighting industry. The operations of the business are carried on by a 100% owned subsidiary, I8 Interactive Corporation, a company incorporated under the laws of Canada.

MANAGEMENT'S STRATEGIC VISION

We strive to create a complete co-parenting solution. It is our ultimate goal to improve the lives of families especially the lives of children that are affected by a divorce.

“Two Hands” is the product of years of searching for the ideal solution that will reduce the stress and worries of co-parenting. Our application fulfills our mission and vision that focuses on organization and communication to improve family relationships despite a divorce.

We would like to be recognized as the company that improves family relationships and improved organization and communication between family members.

Our mission is to equip parents with the best tools to be able to communicate with each other in a divorced or separated household.  “Two Hands App” began as an idea to help ease the worries of parents when it comes to co-parenting after a divorce or a separation.

A personal experience has led the creator of the app to come up with a better solution that uses the internet foremost to provide better communication and organization between divorced parties.

After years of collaborating with fellow parents and co-parents, and through the help of our designers and programmers, “Two Hands App” was conceived. It has all the important features that any parent, co-parent or caregiver would ever need to deal with any kind of activity concerning children. “Two Hands App” focuses on reducing the stress of parents and their children.

“Two Hands App” is accessed primarily through the internet which makes it easier to connect to people and manage one or two households at the same time. We have made it possible for the application to be accessed from all kinds of devices and have made it easier to understand even for someone who is not tech savvy.

“Two Hands App” is under development. Our team of designers and developers understand that along with constant changes in technology, the lives of families and children are also changing as well. There is no doubt that we keep abreast with life’s constant changes to provide the best service for co-parents everywhere.

We plan to launch our application in the first quarter of 2017.

RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE THREE AND NINE MONTHS ENDED SETPEMBER 30, 2016 AND 2015.

REVENUES

Our revenue for the three and nine months ended September 30, 2016 were $29,692 and $118,530 of revenue for installation of a touch and gesture interactive bar-top experience, respectively, compared to $23,064 and $35,900 for three and nine months ended September 30, 2015. We are completely dependent upon the willingness of our management to fund our initial operations by way of loans from our Chief Executive Officer and shareholders.

COSTS OF GOODS SOLD

Our costs of goods for the three and nine months ended September 30, 2016 were $18,604 and $37,095, respectively, compared to $0 for the three and nine months ended September 30, 2015.

OPERATING EXPENSES

Our general and administrative expense for the three and nine months ended September 30, 2016 were $137,780 and $374,344, respectively, compared to $103,908 and $135,634 for the three and nine months ended September 30, 2015, respectively. The expenses can be primarily attributed to our need to pay for professional fees, our transfer agent, officer compensation and investment relations. Our bad debt expenses for the three and nine months ended September 30, 2016 was $3,992, compared to $0 and $8,250 for the three and nine months ended September 30, 2015, respectively. During the three and nine months ended September 30, 2016, we issued 120,000,000 and 120,075,000 shares of common stock of the Company valued at $156,000 and $256,000 for consulting services, respectively. During the three and nine months ended September 30, 2015, we issued 25,000 and 260,670 shares of common stock of the Company valued at $5,000 and $242,072 for consulting services, respectively.

OTHER INCOME (EXPENSE)

Accretion of debt discount for the three and nine months ended September 30, 2016 was $56,969 and $93,270, respectively, compared to $17,293 and $51,313 for the three and nine months ended September e 30, 2015, respectively. Gain on extinguishment of the debt for the three and nine months ended September 30, 2016 was $25,886, compared to $0 for the three and nine months ended September 30, 2015.

NET INCOME/LOSS

Our net loss for the three and nine months ended September 30, 2016 was $318,142 and $623,160, respectively, compared to $104,387 and $417,619 for the three and nine months ended September 30, 2015, respectively. Our losses are due to costs associated with professional fees, our transfer agent, investor relations, bad debt and stock-based compensation for services.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

As of September 30, 2016, we had total current assets of $665 and total current liabilities of $407,468, resulting in a working capital deficit of $406,803.  At September 30, 2016, we had cash of $665.  Our cash flows used in operating activities for the nine months ended September 30, 2016 was $24,900. Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations. Our cash flow from financing activities for the nine months ended September 30, 2016 was $25,542. Our cash flows used in investing activities for the nine months ended September 30, 2016 was $0. The Company has an accumulated deficit at September 30, 2016 of $23,429,869. The deficit reported at September 30, 2016 is largely a result of operating expenses for officer compensation, professional fees, our transfer agent, investor relations, stock-based compensation and loss on issuance of stock-based compensation for services.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended September 30, 2016, we did not have any unregistered sales of equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

During the quarter ended September 30, 2016, we did not have any defaults upon senior securities.

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

TWO HANDS CORPORATION (formerly Innovative Product Opportunities Inc.)

November 18, 2016	By: /s/ Nadav Elituv Nadav Elituv, President (Principal Executive Officer), Principal Financial Officer and Director