Form 10-K
period 2016-12-31
TWO HANDS Corp
filed 2017-03-31
CIK 1494413

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

☐         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-167667

TWO HANDS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	42-1770123
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

100 Broadview Avenue #300 Toronto, Ontario, Canada	M4M 3H3
(Address of Principal Executive Offices)	(Zip Code)

(416) 357-0399

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

As of March 24, 2017 the registrant had 406,217,690 outstanding shares of Common Stock.

Documents incorporated by reference:  None.

PART I

ITEM 1. BUSINESS

HISTORICAL DEVELOPMENT

Two Hands Corporation (formerly Innovative Product Opportunities Inc.) was incorporated on April 3, 2009 in the State of Delaware.

OUR BUSINESS

From inception (April 3, 2009) until June 30, 2014 our business was a product development firm creating products designed, prototyped and produced in numerous industries including consumer and household goods, office products, furniture, and toys.

We have started the implementation of our business plan and along with developing products we were working in the entertainment/magazine industry through our licensor Cigar and Spirits.

On March 1, 2012 the Company entered into a license agreement with Szar International, Inc. (dba Cigar & Spirits Magazine) (“Cigar & Spirits”) and moved offices to our new California address with Cigar and Spirits. The agreement grants the Company the right to market the products of Cigar & Spirits including but not limited to the sales, promotion, and advertising vehicles of the Magazine. The Company did not earn revenues from rights acquired under this license agreement. On July 7, 2013, the Company received notice from Cigar & Spirits that the license agreement would be cancelled effective August 1, 2013.

Since July 1, 2014, our business is a research and product development firm.  Over the past few years we have specialized in computer vision and gesture recognition technologies.  We have leveraged our relationship with our product development team of programmers and designers to implement our vision for building a state of the art co-parenting application due to launch in the second quarter of 2017.   The operations of the business are carried on by a 100% owned subsidiary, I8 Interactive Corporation, a company incorporated under the laws of Ontario, Canada.

RESEARCH AND DEVELOPMENT

We have not spent any funds on research and development activities since our inception on April 3, 2009.

EMPLOYEES

As of March 24, 2017, we had one employee, Nadav Elituv, the Chief Executive Officer of the Company. We believe that our relations with our employee is good. All other services to the Company are provided by contractors who are primarily paid with stock-based compensation.

CUSTOMERS

We intend to market our services via trade and industry publications as well as internet marketing efforts. Many products developed are new and innovative that requires public recognition to realize potential. Where possible we plan to merge our efforts for both design and publishing to maximize our opportunities.

COMPETITION

We compete with other software developers and systems integrators who offer one or more services competitive with the service we intend to sell. The co-parenting application technology is competitive, characterized by the frequent introduction of new products and includes numerous domestic and foreign competitors, some of which are substantially larger and have greater financial and other resources than we do. We compete principally on the basis of offering quality products. Our competition includes:

•

2Houses

•

Our Family Wizard

PRODUCT DEVELOPMENT

We have suspended the work on interactive displays, and staging & lighting products. We have redeployed our resources to develop a co-parenting application that is currently in beta testing and is due to be launched in the second quarter of 2017.

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

OUR INDEPENDENT AUDITORS HAVE EXPRESSED DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Currently, we do not have any material assets, nor do we have operations or a source of revenue sufficient to cover our operational costs and allow us to continue as a going concern.  Since our inception on April 3, 2009 through December 31, 2016, we have an accumulated deficit of $23,576,595. The Company will be dependent upon the raising of additional capital through placement of its common stock in order to implement our business plan.  We are currently funding our initial operations by way of loans from our Chief Executive Officer and others and through the issuance of common stock in exchange for services.  Accordingly, these factors raise substantial doubt as to our ability to continue as a going concern.

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

WE CURRENTLY HAVE ONLY LIMITED CUSTOMERS AND IF WE CANNOT ATTRACT CUSTOMERS WE WILL NOT GENERATE REVENUES AND OUR BUSINESS WILL FAIL.

As of March 24, 2017, we have not generated any profit. We may not be able to successfully attract other customers and in the event that we do attract customers, we may not be able to maintain such customers and as a result, we will not generate revenues and our business will fail.  If our business fails, you will lose all or part of your investment.

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

Our shares are listed on the Over-the-Counter Bulletin Board, trading symbol TWOH.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES.

Our principal executive offices are located at 100 Broadview Avenue #300, Toronto, Ontario Canada M4M 3H3. Our offices are adequate for our current needs.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AN ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Our common stock has traded over the counter and has been quoted on the Over-The-Counter Bulletin Board since February 17, 2010. The stock currently trades under the symbol "TWOH.OB." The following table sets forth the high and low bid prices for our common stock for each quarter during the last two fiscal years, so far as information is reported, as quoted on the Over-the-Counter Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Fiscal Year Ending December 31, 2016
Quarter Ended	High $	Low $
First Quarter ended March 31, 2016	$5.4000	$0.2000
Second Quarter ended June 30, 2016	$1.2000	$0.2000
Third Quarter ended September 30, 2016	$1.9900	$0.0013
Fourth Quarter ended December 31, 2016	$0.4700	$0.0450

Fiscal Year Ending December 31, 2015
Quarter Ended	High $	Low $
First Quarter ended March 31, 2015	$5.00	$1.00
Second Quarter ended June 30, 2015	$3.20	$0.40
Third Quarter ended September 30, 2015	$0.40	$0.20
Fourth Quarter ended December 31, 2015	$0.40	$0.20

NUMBER OF STOCKHOLDERS

The number of record holders of our common stock as of March 24, 2017 was approximately 34, not including nominees of beneficial owners.

DIVIDEND POLICY

We have not paid dividends on our common stock and we do not anticipate paying dividends on our common stock in the foreseeable future. We intend to retain our future earnings, if any, to finance the growth of our business.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

As of December 31, 2016, we do not have any securities authorized for issuance under equity compensation plans.

SECURITIES ISSUED UNDER STOCK OPTION PLANS

During the fiscal year ended December 31, 2016, we did not issue securities under any Stock Option Plans.

RECENT SALES OF UNREGISTERED SECURITIES

During the quarter ended December 31, 2016, the Company did not issue unregistered securities.

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

On March 1, 2012 the company entered into a license agreement with Szar International, Inc. (dba Cigar & Spirits Magazine) (“Cigar & Spirits”) and moved offices to our new California address with Cigar and Spirits. The agreement grants the Company the right to market the products of Cigar & Spirits including but not limited to the sales, promotion, and advertising vehicles of the Magazine. The Company has not earned revenues from rights acquired under this license agreement. On July 7, 2013, the Company received notice from Cigar & Spirits that the license agreement would be cancelled effective August 1, 2013.

Since July 1, 2014, our business is a research and product development firm.  Over the past few years we have specialized in computer vision and gesture recognition technologies.  We have leveraged our relationship with our product development team of programmers and designers to implement our vision for building a state of the art co-parenting application due to launch in the second quarter of 2017.   The operations of the business are carried on by a 100% owned subsidiary, I8 Interactive Corporation, a company incorporated under the laws of Ontario, Canada.

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

We plan to launch our application in the second quarter of 2017.

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

RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015.

REVENUES

Our revenue for the years ended December 31, 2016 was $133,605, compared to $35,900 for the year ended December 31, 2015. For the year ended December 31, 2016, we recognized $133,605 of revenue from design consultation as the service contracted was completed compared to $35,900 for the year ended December 31, 2015. We are completely dependent upon the willingness of our management to fund our initial operations by way of loans from our Chief Executive Officer and shareholders.

COSTS OF GOODS SOLD

Our cost of sales for years ended December 31, 2016 was $42,914 compared to $0 for the year ended December 31, 2015.

OPERATING EXPENSES

Our general and administrative expense for the year ended December 31, 2016 was $502,502, compared to $243,208 for the year ended December 31, 2015, respectively. The expenses can be primarily attributed to our need to pay for officer compensation, professional fees, our transfer agent and investment relations. Our bad debt expenses for the year ended December 31, 2016 was $3,992, compared to $18,025 for the year ended December 31, 2015. During the year ended December 31, 2016, we issued 120,075,000 shares of common stock and stock payable of the Company valued at $259,250 for consulting services and salary. During the year ended December 31, 2015, we issued 810,670 shares of common stock and stock payable of the Company valued at $369,572 for consulting services and salary.

OTHER INCOME (EXPENSE)

Accretion of debt discount for the year ended December 31, 2016 was $101,200, compared to $68,606 for the year ended December 31, 2015. Gain on extinguishment of the debt for the year ended December 31, 2016 was $6,366, compared to $0 for the year ended December 31, 2015.

NET INCOME/LOSS

Our net loss for the year ended December 31, 2016 was $769,887, compared to $663,511 for the year ended December 31, 2015, respectively. Our losses during the year ended December 31, 2016 and 2015 are due to costs associated with professional fees, our transfer agent, investor relations, bad debt and stock-based compensation for services.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

As of December 31, 2016, we had total current assets of $11,468 and total current liabilities of $294,057, resulting in a working capital deficit of $282,589.  At December 31, 2016, we had cash of $1,280.  Our cash flows used in operating activities for the year ended December 31, 2016 was $58,841. Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations. Our cash flow from financing activities for the year ended December 31, 2016 was $60,098. Our cash flows used in investing activities for the year ended December 31, 2016 was $0. The Company has an accumulated deficit at December 31, 2016 of $23,576,595. The deficit reported at December 31, 2016 is largely a result of operating expenses for professional fees, our transfer agent, investor relations, bad debt, stock-based compensation and loss on issuance of stock-based compensation for services.

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

OPERATING CAPITAL AND CAPITAL EXPENDITURE REQUIREMENTS

We are currently funding our operations by way of cash advances from our Chief Executive Officer, note holders, shareholders and others.  We hope to be able to compensate our independent contractors with stock-based compensation, which will not require us to use our cash, although there can be no assurances that we will be successful in these efforts.  We expect that we will be required to raise an additional $200,000 in cash by issuing new debt or equity for operating costs in order to implement our business plan in the next twelve months. The funds are loaned to the Company as required to pay amounts owed by the Company.  As such, our operating capital is currently limited to the personal resources of our Chief Executive Officer, note holders, shareholders and others.  The loans from our Chief Executive Officer, note holders, shareholders and others are unsecured and non-interest bearing and have no set terms of repayment. Our common stock started trading over the counter and has been quoted on the Over-The Counter Bulletin Board since February 17, 2011. The stock currently trades under the symbol “TWOH.OB.”

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

TWO HANDS CORPORATION

(FORMERLY INNOVATIVE PRODUCT OPPORTUNITIES INC.)

INDEX

December 31, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Two Hands Corporation

We have audited the accompanying consolidated balance sheets of Two Hands Corporation (f/k/a Innovative Product Opportunities, Inc.) (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Two Hands Corporation as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ KLJ & Associates, LLP KLJ & Associates, LLP
Edina, MN
March 31, 2017

5201 Eden Ave

Suite 300

Edina, MN 55436

630.277.2330

Two Hands Corporation (formerly Innovative Product Opportunities Inc.)
CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015

ASSETS

Current assets
Cash	$1,280	$23
Accounts and sundry receivable, net	10,188	5,866
Prepaid expenses	-	5,575
Total current assets	11,468	11,464
Property and equipment, net	-	145
Total assets	$11,468	$11,609

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	38,231	190,148
Convertible notes, net of unamortized debt discount of $26,173 and $0, respectively	135,979	365,012
Notes payable	105,048	47,969
Deferred revenue	-	10,288
Due to related parties	14,799	19,688

Total current liabilities	294,057	633,105

Total liabilities	294,057	633,105

Stockholders’ deficit
Preferred stock; $0.001 par value; 1,000,000 shares authorized, -0 - issued and outstanding	-	-
Common stock; $0.0001 par value; 3,000,000,000 shares authorized, 406,217,690 and 1,135,690 shares issued and outstanding, respectively	40,621	113
Stock payable	5,468	2,500
Additional paid-in-capital	23,247,917	22,182,599
Accumulated deficit	(23,576,595)	(22,806,708)
Total stockholders’ deficit	(282,589)	(621,496)

Total liabilities and stockholders’ deficit	$11,468	$11,609

The accompanying footnotes are an integral part of these financial statements.

Two Hands Corporation (formerly Innovative Product Opportunities Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the year ended December 31, 2016		For the year ended December 31, 2015

Sales	$ 133,605	$ 35,900
Cost of sales	42,914	-
Gross profit	90,691	35,900

Operating expenses
Bad debts	3,992	18,025
General and administrative	502,502	243,208
Share-based compensation - services	256,000	352,072
Share-based compensation - salaries	3,250	17,500
Total expenses	765,744	630,805
Loss from operations	(675,053)	(594,905)

Other income (loss)
Gain on extinguishment of debt	6,366	-
Accretion of debt discount and interest expense	(101,200)	(68,606)
	(94,834)	(68,606)

Net loss for the year	$ (769,887)	$ (663,511)

Net loss per common share - basic	$ (0.01)	$ (1.25)

Weighted average number of common shares outstanding – basic	133,347,669	529,245

The accompanying footnotes are an integral part of these financial statements.

Two Hands Corporation (formerly Innovative Product Opportunities Inc.)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the years ended December 31, 2016 and 2015

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Addition-al Paid-in-Capital	Stock Payable	Deficit	Total Shareholders’ Equity (Deficit)
Balance December 31, 2014	--	--	128,641	13	21,769,007	--	(22,143,197)	(374,177)

Common stock issued for services	--	--	810,670	81	366,991	--	--	367,072

Common stock issued to settle notes payable	--	--	196,379	19	46,601	--	--	46,620

Stock-based officer compensation	--	--	--	--	--	2,500	--	2,500

Net loss	--	--	--	--	--	--	(663,511)	(663,511)

Balance December 31, 2015	--	--	1,135,690	113	22,182,599	2,500	(22,806,708)	(621,496)

Common stock issued for services	--	--	120,075,000	12,008	243,992	--	--	256,000

Common stock issued to settle notes payable	--	--	80,083,750	8,008	103,206	--	--	111,214

Common stock issued to settle
officer compensation payable	--	--	205,000,000	20,500	490,828	(282)	--	511,046

Stock-based officer compensation	--	--	--	--	--	3,250	--	3,250

Beneficial conversion feature	--	--	--	--	19,520	--	--	19,520

Gain on settlement of debt – related party	--	--	--	--	207,764	--	--	207,764

Cancellation of stock	--	--	(76,750)	(8)	8	--	--	--

Net loss	--	--	--	--	--	--	(769,887)	(769,887)

Balance
December 31, 2016	--	$ --	406,217,690	$ 40,621	$ 23,247,917	$ 5,468	$ (23,576,595)	$ (282,589)

The accompanying footnotes are an integral part of these financial statements.

Two Hands Corporation (formerly Innovative Product Opportunities Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2016	For the year ended December 31, 2015
Cash flows from operating activities
Net loss for the year	$ (769,887)	$ (663,511)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	144	231
Bad debt	3,992	18,025
Stock issued for services and salary	259,250	369,572
Gain on extinguishment	(6,366)	-
Accretion of debt discount	101,200	68,606
Change in operating assets and liabilities
Increase in accounts receivable	(8,314)	(14,591)
Increase in prepaid expenses	5,575	(3,575)
Increase in deferred revenue	(10,288)	10,288
Increase in accounts payable and accrued liabilities	365,853	179,784
Net cash (used in) operating activities	(58,841)	(35,171)

Cash flow from financing activities
Bank indebtedness	-	(14)
Repayment on advances	(1,979)	(6,506)
Advances by related party	22,345	22,803
Repayment of advances by related party	(17,348)	(17,015)
Proceeds from notes payable	57,080	35,926
Net cash provided by financing activities	60,098	35,194

Net change in cash	1,257	23

Cash, beginning of the period	23	-

Cash, end of the period	$ 1,280	$ 23

Supplemental disclosure of non-cash investing and financing activities
Issue of shares to settle convertible notes	$ 111,214	$ 46,620
Issue of shares to settle accrued liabilities	$ 251,047	$ -
Beneficial conversion feature	$ 19,520	$ -

The accompanying footnotes are an integral part of these financial statements.

Two Hands Corporation

(formerly Innovative Product Opportunities Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Two Hands Corporation (formerly Innovative Product Opportunities Inc.)  (the "Company") was incorporated on April 3, 2009 in the State of Delaware and established a fiscal year end of December 31.

From inception (April 3, 2009) until June 30, 2014 our business was a product development firm creating products designed, prototyped and produced in numerous industries including consumer and household goods, office products, furniture, and toys

On March 1, 2012 the Company entered into a license agreement with Szar International, Inc. (dba Cigar & Spirits Magazine) (“Cigar & Spirits”) and moved offices to our new California address with Cigar and Spirits. The agreement granted the Company the right to market the products of Cigar & Spirits including but not limited to the sales, promotion, and advertising vehicles of the Magazine. On July 8, 2013, The Company received written notice that Cigar & Spirits will cancel the license agreement on August 1, 2013.

Since July 1, 2014, our business is a research and product development firm.  Over the past few years we have specialized in computer vision and gesture recognition technologies.  We have leveraged our relationship with our product development team of programmers and designers to implement our vision for building a state of the art co-parenting application due to launch in the second quarter of 2017.   The operations of the business are carried on by a 100% owned subsidiary, I8 Interactive Corporation, a company incorporated under the laws of Ontario, Canada.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The financial statements present the balance sheets and statements of operations, stockholders' equity and cash flows of the Company. These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company does not have significant operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company has an accumulated deficit at December 31, 2016 of $23,576,595. The Company will be dependent upon the raising of additional capital through placement of its common stock in order to implement its business plan. There can be no assurance that the Company will be successful in this situation.  Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might result from this uncertainty. The Company is funding its initial operations by way of loans from its Chief Executive Office and others, and the use of equity to pay some operating expenses.  The Company's officers and directors have committed to advancing certain operating costs of the Company.

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

NOTE 3 – CONVERTIBLE NOTES

On June 10, 2014, the Company agreed to amend and add certain terms to unsecured, non-interest bearing promissory notes payable on demand issued to The Cellular Connection Ltd. issued during the period from February 22, 2013 to June 10, 2014 with a total carrying value $42,189. Under the terms of the Side Letter Agreement, the issue price of the Note is $42,189 with a face value of $54,193 and interest rate 20% per year. The terms of the Note include a fixed conversion price of $0.40 per share of Company’s common stock and a maturity date of December 31, 2014.  The amendment of the terms of the Note resulted in a beneficial conversion feature of $42,189. The beneficial conversion feature of $42,189 is included in additional paid-in capital. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the note. On June 20 and 26, 2014 the Company elected to convert $5,500 of principal into 13,750 shares of the Company's common stock. In accordance with the original terms of the Side Letter Agreement, the convertible note was renewed on January 1, 2015, the face value increased by 20% and the maturity date was extended to December 31, 2015. From January 1 to December 31, 2015, the Company elected to convert $31,932 of principal and interest of a convertible note due to The Cellular Connection Ltd. into 159,660 shares of common stock of the Company at a fixed conversion price of $0.20 per share. In accordance with the original terms of the Side Letter Agreement, the convertible note was renewed on January 1, 2016, the face value increased by 20% and the maturity date was extended to December 31, 2016. On March 21, 2016 the Company elected to convert $16,750 of principal and interest of a convertible note due to The Cellular Connection Ltd. into 83,750 shares of common stock of the Company at a fixed conversion price of $0.20 per share. On September 1, 2016 the Company elected to convert $2,000 of principal and interest of a convertible note due to The Cellular Connection Ltd. into 20,000,000 shares of common stock of the Company at a fixed conversion price of $0.0001 per share. The consolidated statement of operations includes interest expense of $5,300 and $9,739 for the years ended December 31, 2016 and 2015.  At December 31, 2016 and 2015 the carrying amount of the June 10, 2014 Note is $13,050 and $26,500, respectively.

On June 10, 2014, the Company entered into a Side Letter Agreement with Dorset Solutions Inc. to amend and add certain terms to invoices issued for services during the period from August 21, 2012 to May 17, 2014 with a total carrying value $17,150. Under the terms of the Side Letter Agreement, the issue price of the Note is $17,150 with a face value of $22,295 and interest rate 20% per year. The terms of the Note include a fixed conversion price of $0.40 per share of Company’s common stock and a maturity date of December 31, 2014.  The amendment of the terms of the Note resulted in a beneficial conversion feature of $17,150. The beneficial conversion feature of $17,150 is included in additional paid-in capital. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the note. In accordance with the original terms of the Side Letter Agreement, the convertible note was renewed on January 1, 2015, the face value increased by 20% and the maturity date was extended to December 31, 2015. In accordance with the original terms of the Side Letter Agreement, the convertible note was renewed on January 1, 2016, the face value increased by 20% and the maturity date was extended to December 31, 2016. The consolidated statement of operations includes interest expense of $5,351 and $4,459 for the years ended December 31, 2016 and 2015, respectively.

On September 1, 2016, Dorset Solutions Inc. assigned the Side Letter Agreement dated June 10, 2014 and additional invoices for services from the period from May 19, 2015 to November 22, 2015 with a total carrying value $38,830 to Great Basin Management Inc. (“Great Basin”). In addition on September 1, 2016, the Company entered into a Side Letter Agreement with the Great Basin to amend and add certain terms to the Side Letter Agreement and to invoices issued for services. Under the terms of the amended Side Letter Agreement, the issue price of the Note is $32,464 and interest rate 20% per year. The terms of the Note include a fixed conversion price of $0.000812 per share of Company’s common stock and a maturity date of December 31, 2016. The amendment of the terms of the Note resulted in a beneficial conversion feature of $19,520. The beneficial conversion feature of $19,520 is included in additional paid-in capital. The modification of the Note has been accounted for as debt extinguishment and the issuance of a new debt instrument. Accordingly, in connection with extinguishment of the original debt, the Company recognized a $6,366 gain in the consolidated statement of operations. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the note.  On September 1, 2016 the Company elected to convert $32,464 of principal and interest of the convertible note due to Great Basin into 40,000,000 shares of common stock of the Company at a fixed conversion price of $0.000812 per share. As a result, the convertible note was fully settled. The consolidated statement of operations includes interest expense of $19,520 for the year ended December 31, 2016.

On June 10, 2014, the Company entered into Side Letter Agreement with the Doug Clark, former Chief Executive Officer, to amend and add certain terms to the related party advances of $82,495 for the period from March 2009 to June 2014 and officer and director compensation accrued and unpaid of $137,000 for the period October 1, 2013 to May 19, 2014. Under the terms of the Side Letter Agreement, the issue price of the Note is $219,495 with a face value of $272,038 and interest rate 20% per year. The terms of the Note include a fixed conversion price of $0.40 per share of Company’s common stock and a maturity date of December 31, 2014.  The amendment of the terms of the Note resulted in a beneficial conversion feature of $219,495. The beneficial conversion feature of $219,495 is included in additional paid-in capital. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the note. In accordance with the original terms of the Side Letter Agreement, the convertible note was renewed on January 1, 2015, the face value increased by 20% and the maturity date was extended to December 31, 2015. From January 1 to December 31, 2015, the Company elected to convert $14,688 of principal and interest of a convertible note due to Doug Clark into 36,719 shares of common stock of the Company at a fixed conversion price of $0.40 per share. In accordance with the original terms of the Side Letter Agreement, the convertible note was renewed on January 1, 2016, the face value increased by 20% and the maturity date was extended to December 31, 2016.  The consolidated statement of operations includes interest expense of $62,352 and $54,408 for the years ended December 31, 2016 and 2015, respectively.

On September 1, 2016, Doug Clark, former Chief Executive Officer and related party, assigned the Side Letter Agreement dated June 10, 2014 with a total carrying value $382,016 to DC Design Inc. (“DC Design”). In addition on September 1, 2016, the Company entered into an amended Side Letter Agreement with DC Design to amend and add certain terms to the Side Letter Agreement and advances from the period from June 25, 2014 to December 24, 2014. Under the terms of the amended Side Letter Agreement, the issue price of the Note is $174,252 and interest rate 20% per year. The terms of the Note include a fixed conversion price of $0.003 per share of Company’s common stock and a maturity date of December 31, 2017. The modification of the Note has been accounted for as debt extinguishment and the issuance of a new debt instrument. Accordingly, in connection with extinguishment of the original debt, the Company recognized a $207,764 gain with a related party as an increase in additional paid-in capital in the consolidated statement of equity. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the note.  On September 1, 2016 the Company elected to convert $60,000 of principal and interest of the convertible note due to DC Design into 20,000,000 shares of common stock of the Company at a fixed conversion price of $0.003 per share. The consolidated statement of operations includes interest expense of $8,677 for the year ended December 31, 2016. At December 31, 2016 the carrying amount of the September 1, 2016 Note is $122,929 (face value of $149,102 less $26,173 unamortized discount).

NOTE 4 - NOTES PAYABLE

As of December 31, 2016 and, 2015 notes payable due to The Cellular Connection Limited totaling $105,048 and $47,969, respectively, were outstanding. The balances are non-interest bearing, unsecured and have no specified terms of repayment.

NOTE 5 – DUE TO RELATED PARTY

As of December 31, 2016 and December 31, 2015 advances of $0 and $4,390, respectively, were due to DC Design Inc., the Company's former Chief Executive Officer. The balance are non-interest bearing, unsecured and have no specified terms of repayment.

As of December 31, 2016 and December 31, 2015 advances of $14,799 and $11,781, respectively, were due to Nadav Elituv, the Company's Chief Executive Officer. The balance is non-interest bearing, unsecured and have no specified terms of repayment.

As of December 31, 2016 and December 31, 2015 advances of $0 and $3,517, respectively, were due to Doug Clark, the Company's former Chief Executive Officer. The balance are non-interest bearing, unsecured and have no specified terms of repayment.

On July 1, 2015, the Company executed an employment agreement for the period from July 1, 2015 to June 30, 2016 with Nadav Elituv, the Chief Executive Officer of the Company whereby the Company shall pay 25,000 shares of Common Stock of the Company and an annual salary of $360,000 payable monthly on the first day of each month from available funds.

On July 1, 2016, the Company executed an employment agreement for the period from July 1, 2016 to June 30, 2017 with Nadav Elituv, the Chief Executive Officer of the Company whereby the Company shall pay 7,500 shares of Common Stock of the Company and an annual salary of $360,000 payable monthly on the first day of each month from available funds.

On September 1, 2016, the Company issued 200,000,000 shares of common stock to settle salary payable due to Nadav Elituv included in accounts payable and accrued liabilities totaling $260,000 ($0.0013 per share).  On November 7, 2016, the Company issued 2,183,015 shares of common stock to settle salary payable due to Nadav Elituv included in accounts payable and accrued liabilities totaling $251,047 ($0.115 per share) and 2,816,985 shares of common stock to settle stock payable due to Nadav Elituv totaling $282 ($0.0001 per share). At December 31, 2016, salary payable of $0 is included in accounts payable and accrued liabilities and stock-based compensation of $5,468 is included in stock payable.

NOTE 6 - INCOME TAXES

	2016	2015
Net loss before taxes	$(769,887)	$(663,511)

Income tax expense (recovery)	$--	$--

A reconciliation of the expected income tax expense, computed by applying a 35% U.S. Federal corporate income tax rate to income before taxes to income tax expense is as follows:

	2016	2015
Expected income tax expense (recovery)	$(268,800)	$(228,800)
Share-based payments	90,700	129,400
Interest	38,600	24,000
Change in valuation allowance	139,500	75,400
	$--	$--

At December 31, 2016 and 2015, the Company had available a net-operating loss carry-forward for Federal tax purposes of approximately $1,075,600 and $666,200, respectively, which may be applied against future taxable income, if any, at various times through 2036. Certain significant changes in ownership of the Company may restrict the future utilization of these tax loss carry-forwards. At December 31, 2016, the Company has a deferred tax asset of $373,300 representing the benefit of its net operating loss carry-forward. The Company has not recognized the tax benefit because realization of the tax benefit is uncertain and thus a valuation allowance has been fully provided against the deferred tax asset.

The Company recognizes interest and penalties, if any, related to uncertain tax positions in general and administrative expenses.  No interest and penalties related to uncertain tax positions were accrued at December 31, 2016 and 2015.

The tax years 2016, 2015, 2014, 2013, remain open to examination by the major taxing jurisdictions in which the Company operates.  The Company expects no material changes to unrecognized tax positions within the next twelve months.

NOTE 7 - STOCKHOLDERS' EQUITY

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

On January 12, 2015, the Company agreed to issue 110,670 shares of common stock valued at $177,072 to consultants as stock-based compensation for development, implementation and maintenance of sound business strategies. The services are valued based on the closing price of the Company's common stock on the date of the agreement exchanged for the services.

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

On June 15, 2015, the Company agreed to issue 100,000 shares of common stock valued at $60,000 to consultants as stock-based compensation for development, implementation and maintenance of sound business strategies. The services are valued based on the closing price of the Company's common stock on the date of the agreement.

On June 15, 2015, the Company agreed to issue 25,000 shares of common stock valued at $15,000 to Nadav Elituv, the Chief Executive Officer of the Company, as stock-based compensation for salary. The salary is valued based on the closing price of the Company's common stock on the date of the agreement.

On August 31, 2015, the Company agreed to issue 25,000 shares of common stock valued at $5,000 to consultants as stock-based compensation for development, implementation and maintenance of sound business strategies.

On November 25, 2015, the Company agreed to issue 550,000 shares of common stock valued at $110,000 to Nadav Elituv, the Chief Executive Officer of the Company, as stock-based compensation for development, implementation and maintenance of sound business strategies.

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

On November 7, 2016 the Company agreed to issue 5,000,000 shares of common stock to settled accrued liabilities of $251,047 for salary and stock payable of $282 due to the Nadav Elituv, the Chief Executive Officer of the Company.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31 2016 to the date these consolidated financial statements were issue, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

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

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2016 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of June 30, 2013, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2017: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting, which are included within disclosure controls and procedures, that occurred during our fiscal quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Nadav Elituv	53	President, Chairman, Chief Executive Officer and Director
Grant Stummer	50	Director

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

CODE OF ETHICS

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  We will provide a copy of our Code of Ethics to any person, free of charge, upon written request to Nadav Elituv at Two Hands Corporation, 28 Argonaut, Suite 140, Aliso Viejo, California 92656

PROCEDURE FOR NOMINATING DIRECTORS

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

ITEM 11. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Nadav Elituv, Principal Executive Officer, President, Chairman and Director	2016	$360,000	$ -	$3,250	$ -	$-	$ -	$ -	$ 363,250
	2015	$180,000	$ -	$127,500	$ -	$-	$ -	$ -	$ 307,500

Grant Stummer, Director	2016	$-	$ -	$ 26,000	$ -	$-	$ -	$-	$26,000
	2015	$-	$ -	$ -	$ -	$-	$ -	$-	$ -

On June 15, 2015, the Company agreed to issue 25,000 shares of common stock valued at $15,000 to Nadav Elituv, the Chief Executive Officer of the Company, as stock-based compensation for salary. The salary is valued based on the closing price of the Company's common stock on the date of the agreement.

On July 1, 2015, the Company executed an employment agreement (“Agreement”) with Nadav Elituv, the Chief Executive Officer of the Company whereby the Company shall pay 25,000 shares of Common Stock of the Company and an annual salary of $360,000 payable monthly on the first day of each month from available funds.

On November 25, 2015, the Company agreed to issue 550,000 shares of common stock valued at $110,000 to Nadav Elituv, the Chief Executive Officer of the Company, as stock-based compensation for development, implementation and maintenance of sound business strategies.

On July 1, 2016, the Company executed an employment agreement for the period from July 1, 2016 to June 30, 2017 with Nadav Elituv, the Chief Executive Officer of the Company whereby the Company shall pay 7,500 shares of Common Stock of the Company and an annual salary of $360,000 payable monthly on the first day of each month from available funds.

On September 1, 2016, the Company agreed to issue 20,000,000 shares of common stock valued at $26,000 ($0.0013 per share) to Grant Stummer, Director as stock-based compensation for director’s fees.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

At December 31, 2016, there were no unexercised options, no stock that has not vested and no equity incentive plan ward for each name executive officer.

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

DIRECTOR COMPENSATION

On July 1, 2015, the Company executed an employment agreement (“Agreement”) with Nadav Elituv, the Chief Executive Officer of the Company whereby the Company shall pay 25,000 shares of Common Stock of the Company and an annual salary of $360,000 payable monthly on the first day of each month from available funds.

On July 1, 2016, the Company executed an employment agreement for the period from July 1, 2016 to June 30, 2017 with Nadav Elituv, the Chief Executive Officer of the Company whereby the Company shall pay 7,500 shares of Common Stock of the Company and an annual salary of $360,000 payable monthly on the first day of each month from available funds.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During the fiscal year ended December 31, 2016, Nadav Elituv served as our director.  We do not have a separately standing compensation committee and our board of directors did not perform similar functions as there was no executive compensation paid from our inception on April 3, 2009 through the end of our most recently completed fiscal year ended December 31, 2016.  Our board of directors performs the functions of a compensation committee, however as of March 24, 2017, the board of directors has not set any compensation.

During the fiscal year ended December 31, 2016, none of our executive officers:

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of March 24, 2017, as to shares of our common stock beneficially owned by: (1) each person who is known by us to own beneficially more than 5% of our common stock, (2) our named executive officer listed in the summary compensation table, (3) each of our directors and (4) all of our directors and executive officers as a group.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

	Number of Shares Beneficially Owned		Percentage of Class (2)
Name and Address(1)		Class
Nadav Elituv	205,490,703	Common	50.59%

 (1)  The address of all individual directors and executive officers is c/o Two Hands Corporation, 100 Broadview Avenue #300, Toronto, Ontario, Canada M4M 3H3

(2)  The number of shares of common stock issued and outstanding on March 24, 2017 was 406,217,690 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of December 31, 2016 and 2015 advances of $13,975 and $10,232, respectively, were due to Nadav Elituv, the Company's Chief Executive Officer and at December 31, 2016 and 2015, advances of $824 and $1,549, respectively were due to 2130555 Ontario Limited, a company controlled by Nadav Elituv. The advances are non-interest bearing, unsecured and have no specified terms of repayment. The advances were used to pay for operational costs and services.

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

DIRECTOR INDEPENDENCE

As of March 24, 2017, Nadav Elituv and Grant Stummer serve as our directors. Mr. Elituv is not an independent director.  Mr. Stummer is an "independent" director, as defined under the standards of independence set forth in the NASDAQ Marketplace Rules. We have our common stock quoted on the Over-the-Counter Bulletin Board, or OTCBB.  The OTCBB does not require that a majority of our board of directors be independent.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fees related to services performed by KLJ & Associates, LLP and our former auditors, Silberstein Ungar, for the years ended December 31, 2016 and 2015 were as follows:

	2016	2015
Audit Fees	$ 10,000	$ 18,900
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$10,000	$18,900

Pre-Approval Policies

The Board's policy is to pre-approve all audit services and all non-audit services before they commence, including the fees and terms thereof, to be provided by our independent auditor.  All of the services provided during the fiscal year ended December 31, 2015 were pre-approved.  No audit, review or attest services were approved in accordance with Section 2-01(c)(7)(i)(C) of Regulation S-X during the fiscal year ended December 31, 2016.

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

a. The following documents are filed as part of this annual report on Form 10-K:

1. FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Balance Sheets at December 31, 2016 and 2015

Statements of Operations for the years ended December 31, 2016 and 2015

Statement of Stockholders' Equity (Deficit) for the years ended December 31, 2016 and 2015

Statements of Cash Flows for the years ended December 31, 2016 and 2015

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

DATE	INNOVATIVE PRODUCTS OPPORTUNITIES INC.

March 31, 2017	By: /s/ Nadav Elituv Nadav Elituv, President (Principal Executive Officer), Principal Financial Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

By: /s/ Nadav Elituv Nadav Elituv	President (Principal Executive Officer), Principal Financial Officer and Director	March 31, 2017