Form 10-Q
period 2017-03-31
TWO HANDS Corp
filed 2017-05-12
CIK 1494413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of May 12, 2017, the issuer had 406,217,690 shares of its common stock issued and outstanding, par value $0.0001 per share.

TWO HANDS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2017

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

TWO HANDS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
	March 31, 2017	December 31, 2016

ASSETS

Current assets
Cash	$112	$1,280
Accounts and sundry receivable, net	--	10,188
Total current assets	112	11,468

Total assets	$112	$11,468

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$133,527	$38,231
Convertible notes, net of unamortized debt discount of $21,686 and $26,173, respectively	143,077	135,979
Notes payable	125,064	105,048
Due to related party	16,125	14,799
Total current liabilities	417,793	294,057

Total liabilities	417,793	294,057

Stockholders’ deficit
Preferred stock; $0.001 par value; 1,000,000 shares authorized, -0- issued and outstanding	--	--
Common stock; $0.0001 par value; 3,000,000,000 shares authorized, 406,217,690 and 406,217,690 shares issued and outstanding, respectively	40,621	40,621
Stock payable	5,843	5,468
Additional paid-in capital	23,247,917	23,247,917
Accumulated deficit	(23,712,062)	(23,576,595)
Total stockholders’ deficit	(417,681)	(282,589)

Total liabilities and stockholders’ deficit	$112	$11,468

The accompanying footnotes are an integral part of these financial statements.

TWO HANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
For the three months ended March 31, 2017		For the three months ended March 31, 2016

Sales	$ --	$ 64,874
Cost of sales	--	12,792
Gross profit	--	52,082

Operating expenses
General and administrative	127,995	119,838
Share-based compensation - services	--	70,000
Share-based compensation - salaries	375	1,250
Total expenses	128,370	191,088
Loss from operations	(128,370)	(139,006)

Other income (loss)
Accretion of debt discount and interest expense	(7,097)	(18,151)
	(7,097)	(18,151)

Net loss for the year	$ (135,467)	$ (157,157)

Net loss per common share - basic	$ (0.00)	$ (0.14)

Weighted average number of common shares outstanding – basic	406,217,690	1,138,860

The accompanying footnotes are an integral part of these financial statements.

TWO HANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the three months ended March 31, 2017	For the three months ended March 31, 2016
Cash flows from operating activities
Net loss for the year	$ (135,467)	$ (157,157)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	--	58
Stock issued for services and salary	375	71,250
Accretion of debt discount	7,097	18,151
Change in operating assets and liabilities
Increase in accounts receivable	10,188	(37,899)
Increase in prepaid expenses	--	5,575
Increase in deferred revenue	--	(10,288)
Increase in accounts payable and accrued liabilities	95,304	96,836
Net cash (used in) operating activities	(22,503)	(13,474)

Cash flow from financing activities
Repayment on advances	--	(1,549)
Advances by related party	5,439	3,403
Repayment of advances by related party	(4,120)	(2,567)
Proceeds from notes payable	20,016	14,758
Net cash provided by financing activities	21,335	14,045

Net change in cash	(1,168)	571

Cash, beginning of the period	1,280	23

Cash, end of the period	$ 112	$ 594

Supplemental disclosure of non-cash investing and financing activities
Cash paid during the period
Interest paid	$ --	$ --
Income tax paid	$ --	$ --

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited financial statements of Two Hands Corporation have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the annual financial statements for the year ended December 31, 2016 of Two Hands Corporation in our Form 10-K filed on March 31, 2017.

The interim financial statements present the balance sheets, statements of operations and cash flows of Two Hands Corporation.  The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2017 and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature.  Interim results are not necessarily indicative of results of operations for the full year.

GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company does not have significant operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company has an accumulated deficit at March 31, 2017 of $23,712,062. The Company will be dependent upon the raising of additional capital through placement of its common stock in order to implement its business plan. There can be no assurance that the Company will be successful in this situation.  Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might result from this uncertainty. The Company is funding its initial operations by way of loans from its Chief Executive Office and others, and the use of equity to pay some operating expenses.  The Company's officers and directors have committed to advancing certain operating costs of the Company.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers.  ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition.  ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract.  The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  In addition, during 2016 the FASB has issued ASU 2016-08, ASU 2016-10 and ASU 2016-12, all of which clarify certain implementation guidance within ASU 2014-09, and ASU 2016-11, which rescinds certain SEC guidance effective upon an entity’s adoption of ASU 2014-09.  ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017.  Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein.  The standard can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption.  The Company is currently in the process of evaluating the impact of ASU 2014-09 on the Company’s financial statements and disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases.  ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months.  ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018.  Early adoption is permitted.  A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  The Company is currently evaluating the expected impact that the standard could have on its financial statements and related disclosures.

In March 2016, the FASB issued the ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The amendments in this ASU require, among other things, that all income tax effects of awards be recognized in the income statement when the awards vest or are settled.  The ASU also allows for an employer to repurchase more of an employee's shares than it can today for tax withholding purposes without triggering liability accounting and allows for a policy election to account for forfeitures as they occur.  The amendments in this ASU are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted for any entity in any interim or annual period.  The Company is currently evaluating the expected impact that the standard could have on its financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

NOTE 3 – CONVERTIBLE NOTES

On June 10, 2014, the Company agreed to amend and add certain terms to unsecured, non-interest bearing promissory notes payable on demand issued to The Cellular Connection Ltd. issued during the period from February 22, 2013 to June 10, 2014 with a total carrying value $42,189. Under the terms of the Side Letter Agreement, the issue price of the Note is $42,189 with a face value of $54,193 and interest rate 20% per year. The terms of the Note include a fixed conversion price of $0.40 per share of Company’s common stock and a maturity date of December 31, 2014.  The amendment of the terms of the Note resulted in a beneficial conversion feature of $42,189. The beneficial conversion feature of $42,189 is included in additional paid-in capital. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the note. On June 20 and 26, 2014 the Company elected to convert $5,500 of principal into 13,750 shares of the Company's common stock. In accordance with the original terms of the Side Letter Agreement, the convertible note was renewed on January 1, 2015, the face value increased by 20% and the maturity date was extended to December 31, 2015. From January 1 to December 31, 2015, the Company elected to convert $31,932 of principal and interest of a convertible note due to The Cellular Connection Ltd. into 159,660 shares of common stock of the Company at a fixed conversion price of $0.20 per share. In accordance with the original terms of the Side Letter Agreement, the convertible note was renewed on January 1, 2016, the face value increased by 20% and the maturity date was extended to December 31, 2016. On March 21, 2016 the Company elected to convert $16,750 of principal and interest of a convertible note due to The Cellular Connection Ltd. into 83,750 shares of common stock of the Company at a fixed conversion price of $0.20 per share. On September 1, 2016 the Company elected to convert $2,000 of principal and interest of a convertible note due to The Cellular Connection Ltd. into 20,000,000 shares of common stock of the Company at a fixed conversion price of $0.0001 per share. In accordance with the original terms of the Side Letter Agreement, the convertible note was renewed on January 1, 2017, the face value increased by 20% and the maturity date was extended to December 31, 2017. The condensed consolidated statement of operations includes interest expense of $643 and $1,318 for the three months ended March 31, 2017 and 2016, respectively.  At March 31, 2017 and December 31, 2016 the carrying amount of the June 10, 2014 Note is $13,694 (face value of $15,660 less $1,966 unamortized discount) and $13,050, respectively.

On September 1, 2016, Doug Clark, former Chief Executive Officer and related party, assigned the Side Letter Agreement dated June 10, 2014 with a total carrying value $382,016 to DC Design Inc. (“DC Design”). In addition on September 1, 2016, the Company entered into an amended Side Letter Agreement with DC Design to amend and add certain terms to the Side Letter Agreement and advances from the period from June 25, 2014 to December 24, 2014. Under the terms of the amended Side Letter Agreement, the issue price of the Note is $174,252 and interest rate 20% per year. The terms of the Note include a fixed conversion price of $0.003 per share of Company’s common stock and a maturity date of December 31, 2017. The modification of the Note has been accounted for as debt extinguishment and the issuance of a new debt instrument. Accordingly, in connection with extinguishment of the original debt, the Company recognized a $207,764 gain with a related party as an increase in additional paid-in capital in the condensed consolidated statement of equity. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the note.  On September 1, 2016 the Company elected to convert $60,000 of principal and interest of the convertible note due to DC Design into 20,000,000 shares of common stock of the Company at a fixed conversion price of $0.003 per share. The condensed consolidated statement of operations includes interest expense of $6,454 and $8,677 for the three months ended March 31, 2017 and 2016, respectively. At March 31, 2017 and December 31, 2016 the carrying amount of the September 1, 2016 Note is $129,383 (face value of $149,103 less $19,720 unamortized discount) and $122,929, respectively.

NOTE 4 – NOTES PAYABLE

As of March 31, 2017 and December 31, 2016 notes payable due to The Cellular Connection Limited totaling $125,064 and $105,048, respectively, were outstanding. The balances are non-interest bearing, unsecured and have no specified terms of repayment.

NOTE 5 – RELATED PARTY TRANSACTIONS

As of March 31, 2017 and December 31, 2016 advances of $16,125 and $14,799, respectively, were due to Nadav Elituv, the Company's Chief Executive Officer. The balance is non-interest bearing, unsecured and have no specified terms of repayment.

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

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2017 to the date these condensed consolidated financial statements were issue, and has determined that it does not have any material subsequent events to disclose in these condensed consolidated financial statements.

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

BUSINESS OVERVIEW

We incorporated on April 3, 2009 as Two Hands Corporation (formerly Innovative Product Opportunities, Inc.) under the laws of the State of Delaware. We are currently in the development stage. We expect to incur losses in the foreseeable future due to significant costs associated with our business start-up, developing our business and costs associated with on-going operations. Our business is to be a product development participating in the creation of products, from hand sketches and design through prototyping and construction.

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

RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

REVENUES

Our revenue for the three months ended March 31, 2017 was $0, compared to $64,874 for the three months ended March 31, 2016. We are completely dependent upon the willingness of our management to fund our initial operations by way of loans from our Chief Executive Officer and shareholders.

COSTS OF GOODS SOLD

Our cost of sales for three months ended March 31, 2017 was $0 compared to $12,792 for the three months ended March 31, 2016.

OPERATING EXPENSES

Our general and administrative expense for the three months ended March 31, 2017 was $127,995, compared to $119,838 for the three months ended March 31, 2016, respectively. The expenses can be primarily attributed to our need to pay for officer compensation, professional fees, transfer agent and investment relations. During the three months ended March 31, 2017, no shares of common stock and stock payable of the Company were issued for consulting services and salary. During the three months ended March 31, 2016, we issued 25,000 shares of common stock of the Company valued at $70,000 for consulting services.

OTHER INCOME (EXPENSE)

Accretion of debt discount for the three months ended March 31, 2017 was $7,097, compared to $18,151 for the three months ended March 31, 2016.

NET INCOME/LOSS

Our net loss for the three months ended March 31, 2017 was $135,467, compared to $157,157 for the three months ended March 31, 2016, respectively. Our losses during the three months ended March 31, 2017 and 2016 are due to costs associated with professional fees, our transfer agent, investor relations, bad debt and stock-based compensation for services.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

As of March 31, 2017, we had cash of $112 and total liabilities of $417,793.  Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations.

The Company’s condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  During the three months ended March 31, 2017, the Company incurred a net loss of $135,467 and used cash in operating activities of $22,503, and at March 31, 2017, had a stockholders’ deficit of $417,681. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued.  The Company’s independent registered public accounting firm, in their report on the Company’s financial statements for the year ending December 31, 2016, expressed substantial doubt about the Company’s ability to continue as a going concern.  The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty should we be unable to continue as a going concern.

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

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2017, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended March 31, 2017, we did not have any unregistered sales of equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

During the quarter ended March 31, 2017, we did not have any defaults upon senior securities.

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

TWO HANDS CORPORATION

May 12, 2017	By: /s/ Nadav Elituv Nadav Elituv, President (Principal Executive Officer), Principal Financial Officer and Director