Form 10-Q
period 2017-06-30
TWO HANDS Corp
filed 2017-08-21
CIK 1494413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of August 18, 2017, the issuer had 406,217,690 shares of its common stock issued and outstanding, par value $0.0001 per share.

TWO HANDS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2017

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

TWO HANDS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016

ASSETS	(Unaudited)

Current assets
Cash	$759	$1,280
Accounts and sundry receivable, net	--	10,188
Prepaid expenses	7,400	--
Total current assets	8,159	11,468

Total assets	$8,159	$11,468

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$229,248	$38,231
Convertible notes, net of unamortized debt discount of $14,510 and $26,173, respectively	150,252	135,979
Notes payable	192,718	105,048
Due to related party	27,689	14,799
Total current liabilities	599,907	294,057

Total liabilities	599,907	294,057

Stockholders’ deficit
Preferred stock; $0.001 par value; 1,000,000 shares authorized, -0- issued and outstanding	--	--
Common stock; $0.0001 par value; 3,000,000,000 shares authorized, 406,217,690 and 406,217,690 shares issued and outstanding, respectively	40,621	40,621
Shares to be issued	6,218	5,468
Additional paid-in capital	23,247,917	23,247,917
Accumulated deficit	(23,886,504)	(23,576,595)
Total stockholders’ deficit	(591,748)	(282,589)

Total liabilities and stockholders’ deficit	$8,159	$11,468

The accompanying footnotes are an integral part of these financial statements.

TWO HANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30, 2017	Three months ended June 30, 2016	Six months ended June 30, 2017	Six months ended June 30, 2016

Sales	$ -	$ 23,964	$ -	$ 88,838
Cost of sales	-	5,699	-	18,491
Gross profit	-	18,265	-	70,347

Operating expenses
General and administrative	166,889	116,726	294,885	236,563
Stock-based compensation - services	-	30,000	-	100,000
Stock-based compensation - salaries	375	1,250	750	2,500
Total expenses	167,264	147,976	295,635	339,063
Loss from operations	(167,264)	(129,711)	(295,635)	(268,716)

Other income (loss)
Interest expense	(7,177)	(18,151)	(14,274)	(36,302)
	(7,177)	(18,151)	(14,274)	(36,302)

Net loss for the period	$ (174,441)	$ (147,862)	$ (309,909)	$ (305,818)
Net loss per common shares - basic	$ (0.00)	$ (0.13)	$ (0.00)	$ (0.26)

Weighted average number of
common shares outstanding - basic	406,217,690	1,182,709	406,217,690	1,160,785

The accompanying footnotes are an integral part of these financial statements.

TWO HANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the six months ended June 30, 2017	For the six months ended June 30, 2016
Cash flows from operating activities
Net loss for the year	$ (309,909)	$ (305,018)
Adjustments to reconcile net loss to cash (used in) provided by operating activities
Depreciation and amortization	--	115
Stock issued for services and salary	750	102,500
Interest expense	14,274	36,302
Expenses paid by third party	15,840	14,419
Expenses paid by related party	17,894	11,993

Change in operating assets and liabilities
Accounts receivable	10,188	1,743
Prepaid expenses	(7,400)	5,575
Deferred revenue	--	(10,288)
Accounts payable and accrued liabilities	191,016	181,693
Net cash (used in) provided by operating activities	(67,347)	39,034

Cash flow from financing activities
Repayment of advances to related party	(5,004)	(18,103)
Proceeds from notes payable	71,830	--
Net cash provided by financing activities	66,826	(18,103)

Net change in cash	(521)	20,931

Cash, beginning of the period	1,280	23

Cash, end of the period	$ 759	$ 20,954

Cash paid during the period
Interest paid	$ --	$ --
Income tax paid	$ --	$ --
Supplemental disclosure of non-cash investing and financing activities
Issue of shares to settle convertible notes	$ --	$ 16,750

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

Since July 1, 2014, our business is a research and product development firm.  Over the past few years we have specialized in computer vision and gesture recognition technologies.  We have leveraged our relationship with our product development team of programmers and designers to implement our vision for building a state of the art co-parenting application due to launch in the third quarter of 2017.   The operations of the business are carried on by a 100% owned subsidiary, I8 Interactive Corporation, a company incorporated under the laws of Ontario, Canada.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying financial statements of Two Hands Corporation have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the annual financial statements for the year ended December 31, 2016 of Two Hands Corporation in our Form 10-K filed on March 31, 2017.

The interim financial statements present the balance sheets, statements of operations and cash flows of Two Hands Corporation.  The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2017 and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature.  Interim results are not necessarily indicative of results of operations for the full year.

GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  During the six months ended June 30, 2017, the Company incurred a net loss of $309,909 and used cash in operating activities of $67,347, and at June 30, 2017, had a stockholders’ deficit of $591,748. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued.   The Company will be dependent upon the raising of additional capital through placement of its common stock in order to implement its business plan. There can be no assurance that the Company will be successful in this situation.  Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might result from this uncertainty. The Company is funding its initial operations by way of loans from its Chief Executive Office and others, and the use of equity to pay some operating expenses.  The Company's officers and directors have committed to advancing certain operating costs of the Company.

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

Revenue for services contracts will be recognized under a proportional performance model if the following criteria are met (i) the arrangement provides for periodic billings as services are provided (ii) the customer receives value as the services are rendered, not just upon the completion of the services and (iii) the customer need not re-perform services that it has already received if it terminates the service contract early and hires another service provider to complete the service deliverable. If these criteria are not met, the Company will recognize revenue on the service contracts using the completed contract method.

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

NET LOSS PER SHARE

Basic net income (loss) per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period increased to include the number of additional common shares that would have been outstanding if potentially dilutive securities had been issued. At June 30, 2017 and 2016, we excluded the common stock issuable upon conversion of convertible promissory notes of 128,000,956 shares and 2,106,325,000 shares, respectively, as their effect would have been anti-dilutive.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments such as cash, accounts and sundry receivable, accounts payable and accrued liabilities, convertible notes, notes payable and due to related parties are reported at cost, which approximates fair value due to the short term nature of these financial instruments.

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

NOTE 3 – CONVERTIBLE NOTES

On June 10, 2014, the Company agreed to amend and add certain terms to unsecured, non-interest bearing promissory notes payable on demand issued to The Cellular Connection Ltd. issued during the period from February 22, 2013 to June 10, 2014 with a total carrying value $42,189. Under the terms of the Side Letter Agreement, the issue price of the Note is $42,189 with a face value of $54,193 and interest rate 20% per year. The terms of the Note include a fixed conversion price of $0.40 per share of Company’s common stock and a maturity date of December 31, 2014.  The amendment of the terms of the Note resulted in a beneficial conversion feature of $42,189. The beneficial conversion feature of $42,189 is included in additional paid-in capital. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the note. On June 20 and 26, 2014 the Company elected to convert $5,500 of principal into 13,750 shares of the Company's common stock. In accordance with the original terms of the Side Letter Agreement, the convertible note was renewed on January 1, 2015, the face value increased by 20% and the maturity date was extended to December 31, 2015. From January 1 to December 31, 2015, the Company elected to convert $31,932 of principal and interest of a convertible note due to The Cellular Connection Ltd. into 159,660 shares of common stock of the Company at a fixed conversion price of $0.20 per share. In accordance with the original terms of the Side Letter Agreement, the convertible note was renewed on January 1, 2016, the face value increased by 20% and the maturity date was extended to December 31, 2016. On March 21, 2016 the Company elected to convert $16,750 of principal and interest of a convertible note due to The Cellular Connection Ltd. into 83,750 shares of common stock of the Company at a fixed conversion price of $0.20 per share. On September 1, 2016 the Company elected to convert $2,000 of principal and interest of a convertible note due to The Cellular Connection Ltd. into 20,000,000 shares of common stock of the Company at a fixed conversion price of $0.0001 per share. In accordance with the original terms of the Side Letter Agreement, the convertible note was renewed on January 1, 2017, the face value increased by 20% and the maturity date was extended to December 31, 2017. The condensed consolidated statement of operations includes interest expense of $651 and $1,294 for the three and six months ended June 30, 2017, respectively.  At June 30, 2017 and December 31, 2016 the carrying amount of the June 10, 2014 Note is $14,344 (face value of $15,660 less $1,316 unamortized discount) and $13,050, respectively.

On September 1, 2016, Doug Clark, former Chief Executive Officer and related party, assigned the Side Letter Agreement dated June 10, 2014 with a total carrying value $382,016 to DC Design Inc. (“DC Design”). In addition on September 1, 2016, the Company entered into an amended Side Letter Agreement with DC Design to amend and add certain terms to the Side Letter Agreement and advances from the period from June 25, 2014 to December 24, 2014. Under the terms of the amended Side Letter Agreement, the issue price of the Note is $174,252 and interest rate 20% per year. The terms of the Note include a fixed conversion price of $0.003 per share of Company’s common stock and a maturity date of December 31, 2017. The modification of the Note has been accounted for as debt extinguishment and the issuance of a new debt instrument. Accordingly, in connection with extinguishment of the original debt, the Company recognized a $207,764 gain with a related party as an increase in additional paid-in capital. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the note.  On September 1, 2016 the Company elected to convert $60,000 of principal and interest of the convertible note due to DC Design into 20,000,000 shares of common stock of the Company at a fixed conversion price of $0.003 per share. The condensed consolidated statement of operations includes interest expense of $6,526 and $12,980 for the three and six months ended June 30, 2017, respectively. At June 30, 2017 and December 31, 2016 the carrying amount of the September 1, 2016 Note is $135,908 (face value of $149,102 less $13,194 unamortized discount) and $122,929, respectively.

NOTE 4 – NOTES PAYABLE

As of June 30, 2017 and December 31, 2016 notes payable due to The Cellular Connection Limited totaling $192,718 and $105,048, respectively, were outstanding. The balances are non-interest bearing, unsecured and have no specified terms of repayment.

NOTE 5 – RELATED PARTY TRANSACTIONS

As of June 30, 2017 and December 31, 2016 advances of $27,689 and $14,799, respectively, were due to Nadav Elituv, the Company's Chief Executive Officer. The balance is non-interest bearing, unsecured and have no specified terms of repayment.

On July 1, 2016, the Company executed an employment agreement for the period from July 1, 2016 to June 30, 2017 with Nadav Elituv, the Chief Executive Officer of the Company whereby the Company shall pay 15,000,000 shares of Common Stock of the Company and an annual salary of $360,000 payable monthly on the first day of each month from available funds.

NOTE 6 - STOCKHOLDERS’ DEFICIT

The Company is authorized to issue an aggregate of 3,000,000,000 common shares with a par value of $0.0001 per share and 1,000,000 shares of preferred stock with a par value of $0.001 per share. No preferred shares have been issued.

At June 30, 2017, the Company had a total 62,180,000 shares to be issued of common stock of the Company valued at $6,218 for compensation due to Nadav Elituv, the Chief Executive Officer.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains "forward-looking statements" that involve risks and uncertainties.  You should not place undue reliance on these forward-looking statements.  Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in our Form 10-K filed on March 31, 2017, and other filings we make with the Securities and Exchange Commission.  Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

The following discussion and analysis of financial condition and results of operations is based upon, and should be read in conjunction with our audited financial statements and related notes thereto included elsewhere in this report, and in our Form 10-K filed on March 31, 2017.

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

Since July 1, 2014, our business is a research and product development firm.  Over the past few years we have specialized in computer vision and gesture recognition technologies.  We have leveraged our relationship with our product development team of programmers and designers to implement our vision for building a state of the art co-parenting application due to launch in the third quarter of 2017.   The operations of the business are carried on by a 100% owned subsidiary, I8 Interactive Corporation, a company incorporated under the laws of Ontario, Canada.

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

We plan to launch our application in the third quarter of 2017.

RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2017 AND 2016

REVENUES

Our revenue for the three months ended June 30, 2017 was $0, compared to $23,964 for the three months ended June 30, 2016. The decrease in revenue is due to the Company concentrating on the development of the Two Hands App.

COSTS OF GOODS SOLD

Our cost of sales for three months ended June 30, 2017 was $0 compared to $5,699 for the three months ended June 30, 2016. The decrease is due to the Company having no sales during the three month period.

OPERATING EXPENSES

Our general and administrative expense for the three months ended June 30, 2017 was $166,889, compared to $116,726 for the three months ended June 30, 2016, respectively. The expenses can be primarily attributed to our need to pay for officer compensation, professional fees, transfer agent and investment relations. During the three months ended June 30, 2017, CEO compensation expense of $375 for shares to be issued of the Company was recorded. During the three months ended June 30, 2016, we issued 50,000 shares of common stock of the Company valued at $30,000 for consulting services.

OTHER INCOME (EXPENSE)

Interest expense for the three months ended June 30, 2017 was $7,177, compared to $18,151 for the three months ended June 30, 2016.

NET INCOME/LOSS

Our net loss for the three months ended June 30, 2017 was $174,441, compared to $147,862 for the three months ended June 30, 2016, respectively. Our losses during the three months ended June 30, 2017 and 2016 are due to costs associated with professional fees, our transfer agent, investor relations, bad debt and stock-based compensation for services.

COMPARISON OF RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

REVENUES

Our revenue for the six months ended June 30, 2017 was $0, compared to $88,838 for the six months ended June 30, 2016. The decrease in revenue is due to the Company concentrating on the development of the Two Hands App.

COSTS OF GOODS SOLD

Our cost of sales for six months ended June 30, 2017 was $0 compared to $18,491 for the six months ended June 30, 2016. The decrease is due to the Company having no sales during the six month period.

OPERATING EXPENSES

Our general and administrative expense for the six months ended June 30, 2017 was $294,885, compared to $236,563 for the six months ended June 30, 2016, respectively. The expenses can be primarily attributed to our need to pay for officer compensation, professional fees, transfer agent and investment relations. During the six months ended June 30, 2017, CEO compensation expense of $750 for shares to be issued of the Company was recorded. During the six months ended June 30, 2016, we issued 75,000 shares of common stock of the Company valued at $100,000 for consulting services.

OTHER INCOME (EXPENSE)

Interest expense for the six months ended June 30, 2017 was $14,274, compared to $36,302 for the six months ended June 30, 2016.

NET INCOME/LOSS

Our net loss for the six months ended June 30, 2017 was $309,909, compared to $305,018 for the six months ended June 30, 2016, respectively. Our losses during the six months ended June 30, 2017 and 2016 are due to costs associated with professional fees, our transfer agent, investor relations, bad debt and stock-based compensation for services.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

As of June 30, 2017, we had cash of $759 and total liabilities of $599,907.  Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations. We are completely dependent upon the willingness of our management to fund our initial operations by way of loans from our Chief Executive Officer and shareholders.

The Company’s condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  During the six months ended June 30, 2017, the Company incurred a net loss of $309,909 and used cash in operating activities of $67,347, and at June 30, 2017, had a stockholders’ deficit of $591,748. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued.  The Company’s independent registered public accounting firm, in their report on the Company’s financial statements for the year ending December 31, 2016, expressed substantial doubt about the Company’s ability to continue as a going concern.  The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty should we be unable to continue as a going concern.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended June 30, 2017, we did not have any unregistered sales of equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

During the quarter ended June 30, 2017, we did not have any defaults upon senior securities.

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

TWO HANDS CORPORATION

August 21, 2017	By: /s/ Nadav Elituv Nadav Elituv, President (Principal Executive Officer), Principal Financial Officer and Director