Form 10-Q
period 2017-09-30
TWO HANDS Corp
filed 2017-11-14
CIK 1494413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of November 10, 2017, the issuer had 406,217,690 shares of its common stock issued and outstanding, par value $0.0001 per share.

TWO HANDS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2017

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

TWO HANDS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016

ASSETS	(Unaudited)

Current assets
Cash	$5,345	$1,280
Accounts and sundry receivable, net	--	10,188
Prepaid expenses	7,400	--
Total current assets	12,745	11,468

Property and equipment, net	1,937	--

Total assets	$14,682	$11,468

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$238,782	$38,231
Convertible notes, net of unamortized debt discount of $7,254 and $26,173, respectively	157,508	135,979
Notes payable	224,243	105,048
Due to related party	43,878	14,799
Total current liabilities	664,411	294,057

Total liabilities	664,411	294,057

Commitments and Contingencies	-	-

Stockholders’ deficit
Preferred stock; $0.001 par value; 1,000,000 shares authorized, -0- issued and outstanding	--	--
Common stock; $0.0001 par value; 3,000,000,000 shares authorized, 406,217,690 and 406,217,690 shares issued and outstanding, respectively	40,621	40,621
Shares to be issued	237,718	5,468
Additional paid-in capital	23,247,917	23,247,917
Accumulated deficit	(24,175,985)	(23,576,595)
Total stockholders’ deficit	(649,729)	(282,589)

Total liabilities and stockholders’ deficit	$14,682	$11,468

The accompanying footnotes are an integral part of these financial statements.

TWO HANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30, 2017	Three months ended September 30, 2016	Nine months ended September 30, 2017	Nine months ended September 30, 2016

Sales	$ -	$ 29,692	$ -	$ 118,530
Cost of sales	-	18,604	-	37,095
Gross profit	-	11,088	-	81,435

Operating expenses
Bad debts	--	3,992	--	3,992
General and administrative	50,726	137,780	345,611	374,344
Stock-based compensation - services	--	156,000	--	256,000
Stock-based compensation - salaries	231,500	375	232,250	2,875
Total expenses	282,226	298,147	577,861	637,211
Loss from operations	(282,226)	(287,059)	(577,861)	(555,776)

Other income (loss)
Gain on extinguishment of debt	--	25,886	--	25,886
Interest expense	(7,255)	(56,969)	(21,529)	(93,270)
	(7,255)	(31,083)	(21,529)	(67,384)

Net loss for the period	$ (289,481)	$ (318,142)	$ (599,390)	$ (623,160)
Net loss per common shares - basic	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)

Weighted average number of
common shares outstanding - basic	406,217,690	127,303,873	406,217,690	43,515,395

The accompanying footnotes are an integral part of these financial statements.

TWO HANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the nine months ended September 30, 2017	For the nine months ended September 30, 2016
Cash flows from operating activities
Net loss for the period	$ (599,390)	$ (623,160)
Adjustments to reconcile net loss to cash (used in) provided by operating activities
Depreciation and amortization	41	144
Bad debts	--	3,992
Stock based compensation	232,250	258,875
Gain on extinguishment	--	(25,886)
Interest expense	21,529	93,270
Expenses paid by third party	21,265	26,973
Expenses paid by related party	35,522	14,538
Change in operating assets and liabilities
Accounts receivable	10,188	1,874
Prepaid expenses	(7,400)	5,575
Deferred revenue	--	(10,288)
Accounts payable and accrued liabilities	200,551	270,704
Net cash (used in) provided by operating activities	(85,444)	16,611

Cash flow from investing activities
Purchase of fixed assets	(1,978)	--
Net cash used in provided by investing activities	(1,978)	--

Cash flow from financing activities
Advances to related party	--	10,767
Repayment of advances to related party	(6,443)	(26,736)
Proceeds from notes payable	97,930	--
Net cash (used in) provided by financing activities	91,487	(15,969)

Net change in cash	4,065	642

Cash, beginning of the period	1,280	23

Cash, end of the period	5,345	$ 665

Cash paid during the period
Interest paid	$ --	$ --
Income tax paid	$ --	$ --
Supplemental disclosure of non-cash investing and financing activities
Issue of shares to settle convertible notes	$ --	$ 111,214
Issue of shares to settle accrued liabilities	$ --	$ 260,000
Issue of shares to settle accounts payable	$ --	$ 6,725

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

Since July 1, 2014, our business is a research and product development firm.  Over the past few years we have specialized in computer vision and gesture recognition technologies.  We have leveraged our relationship with our product development team of programmers and designers to implement our vision for building a state of the art co-parenting application due to launch in the fourth quarter of 2017.   The operations of the business are carried on by a 100% owned subsidiary, I8 Interactive Corporation, a company incorporated under the laws of Ontario, Canada.

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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2017 and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature.  Interim results are not necessarily indicative of results of operations for the full year.

GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  During the nine months ended September 30, 2017, the Company incurred a net loss of $599,390 and used cash in operating activities of $85,444, and at September 30, 2017, had a stockholders’ deficit of $649,729. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued.   The Company will be dependent upon the raising of additional capital through placement of its common stock in order to implement its business plan. There can be no assurance that the Company will be successful in this situation.  Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might result from this uncertainty. The Company is funding its initial operations by way of loans from its Chief Executive Office and others, and the use of equity to pay some operating expenses.  The Company's officers and directors have committed to advancing certain operating costs of the Company.

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

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost, less accumulated depreciation and amortization. Expenditures for maintenance and repairs are charged to expense when incurred, while renewals and betterments that materially extend the life of an asset are capitalized.

The costs of assets sold, retired, or otherwise disposed of, and the related allowance for depreciation, are eliminated from the accounts, and any resulting gain or loss is recognized in the results from operations. Depreciation is provided over the estimated useful lives of the assets, which are as follows:

Computer equipment

50% declining balance

In the year of acquisition, one half the normal rate of depreciation is provided.

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

NET LOSS PER SHARE

Basic net income (loss) per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period increased to include the number of additional common shares that would have been outstanding if potentially dilutive securities had been issued. At September 30, 2017 and 2016, we excluded the common stock issuable upon conversion of convertible promissory notes of 206,301,000 shares and 180,201,000 shares, respectively, as their effect would have been anti-dilutive.

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

NOTE 3 – CONVERTIBLE NOTES

On June 10, 2014, the Company agreed to amend and add certain terms to unsecured, non-interest bearing promissory notes payable on demand issued to The Cellular Connection Ltd. issued during the period from February 22, 2013 to June 10, 2014 with a total carrying value $42,189. Under the terms of the Side Letter Agreement, the issue price of the Note is $42,189 with a face value of $54,193 and interest rate 20% per year. The terms of the Note include a fixed conversion price of $0.40 per share of Company’s common stock and a maturity date of December 31, 2014.  The amendment of the terms of the Note resulted in a beneficial conversion feature of $42,189. The beneficial conversion feature of $42,189 is included in additional paid-in capital. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the note. On June 20 and 26, 2014 the Company elected to convert $5,500 of principal into 13,750 shares of the Company's common stock. In accordance with the original terms of the Side Letter Agreement, the convertible note was renewed on January 1, 2015, the face value increased by 20% and the maturity date was extended to December 31, 2015. From January 1 to December 31, 2015, the Company elected to convert $31,932 of principal and interest of a convertible note due to The Cellular Connection Ltd. into 159,660 shares of common stock of the Company at a fixed conversion price of $0.20 per share. In accordance with the original terms of the Side Letter Agreement, the convertible note was renewed on January 1, 2016, the face value increased by 20% and the maturity date was extended to December 31, 2016. On March 21, 2016 the Company elected to convert $16,750 of principal and interest of a convertible note due to The Cellular Connection Ltd. into 83,750 shares of common stock of the Company at a fixed conversion price of $0.20 per share. On September 1, 2016 the Company elected to convert $2,000 of principal and interest of a convertible note due to The Cellular Connection Ltd. into 20,000,000 shares of common stock of the Company at a fixed conversion price of $0.0001 per share. In accordance with the original terms of the Side Letter Agreement, the convertible note was renewed on January 1, 2017, the face value increased by 20% and the maturity date was extended to December 31, 2017. The condensed consolidated statement of operations includes interest expense of $658 and $1,952 for the three and nine months ended September 30, 2017, respectively.  At September 30, 2017 and December 31, 2016 the carrying amount of the June 10, 2014 Note is $15,002 (face value of $15,660 less $658 unamortized discount) and $13,050, respectively.

On September 1, 2016, Doug Clark, former Chief Executive Officer and related party, assigned the Side Letter Agreement dated June 10, 2014 with a total carrying value $382,016 to DC Design Inc. (“DC Design”). In addition on September 1, 2016, the Company entered into an amended Side Letter Agreement with DC Design to amend and add certain terms to the Side Letter Agreement and advances from the period from June 25, 2014 to December 24, 2014. Under the terms of the amended Side Letter Agreement, the issue price of the Note is $174,252 and interest rate 20% per year. The terms of the Note include a fixed conversion price of $0.003 per share of Company’s common stock and a maturity date of December 31, 2017. The modification of the Note has been accounted for as debt extinguishment and the issuance of a new debt instrument. Accordingly, in connection with extinguishment of the original debt, the Company recognized a $207,764 gain with a related party as an increase in additional paid-in capital. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the note.  On September 1, 2016 the Company elected to convert $60,000 of principal and interest of the convertible note due to DC Design into 20,000,000 shares of common stock of the Company at a fixed conversion price of $0.003 per share. The condensed consolidated statement of operations includes interest expense of $6,597 and $19,577 for the three and nine months ended September 30, 2017, respectively. At September 30, 2017 and December 31, 2016 the carrying amount of the September 1, 2016 Note is $142,506 (face value of $149,102 less $6,596 unamortized discount) and $122,929, respectively.

NOTE 4 – NOTES PAYABLE

As of September 30, 2017 and December 31, 2016 notes payable due to The Cellular Connection Limited totaling $224,243 and $105,048, respectively, were outstanding. The balances are non-interest bearing, unsecured and have no specified terms of repayment.

NOTE 5 – RELATED PARTY TRANSACTIONS

As of September 30, 2017 and December 31, 2016 advances of $43,878 and $14,799, respectively, were due to Nadav Elituv, the Company's Chief Executive Officer. The balance is non-interest bearing, unsecured and have no specified terms of repayment.

Employment Agreements

On July 1, 2015, the Company executed an employment agreement with Nadav Elituv, the Chief Executive Officer of the Company whereby the Company shall pay 50,000,000 shares of Common Stock with a fair value of $5,000 ($0.0001 per share) of the Company and an annual salary of $360,000 payable monthly on the first day of each month from available funds.

On July 1, 2015, the Company executed an employment agreement for the period from July 1, 2015 to June 30, 2016 with Nadav Elituv, the Chief Executive Officer of the Company whereby the Company shall pay 50,000,000 shares of Common Stock of the Company with a fair value of $5,000 ($0.0001 per share) and an annual salary of $360,000 payable monthly on the first day of each month from available funds.

On July 1, 2016, the Company executed an employment agreement for the period from July 1, 2016 to June 30, 2017 with Nadav Elituv, the Chief Executive Officer of the Company whereby the Company shall pay 15,000,000 shares of Common Stock of the Company with a fair value of $1,500 ($0.0001 per share) and an annual salary of $360,000 payable monthly on the first day of each month from available funds.

On July 1, 2017, the Company executed an employment agreement for the period from July 1, 2017 to June 30, 2018 with Nadav Elituv, the Chief Executive Officer of the Company whereby the Company shall pay 10,000,000 shares of Common Stock of the Company with a fair value of $926,000 ($0.0926 per share).

Stock-based compensation – salaries expense related to these employment agreements for the three and nine months ended September 30, 2017 and 2016 is $231,500 and $375 and $232,250 and $2,875, respectively. Stock-based compensation- salaries expense is recognized ratably over the requisite service period.

NOTE 6 - STOCKHOLDERS’ DEFICIT

The Company is authorized to issue an aggregate of 3,000,000,000 common shares with a par value of $0.0001 per share and 1,000,000 shares of preferred stock with a par value of $0.001 per share. No preferred shares have been issued.

Shares to be issued

As at September 30, 2017 and December 31, 2016, the Company had total shares to be issued for 64,683,015 shares of common stock and 54,683,015 shares of common stock, respectively, for stock-based compensation –salaries (see Note 5).

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

We plan to launch our application in the fourth quarter of 2017.

RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

REVENUES

Our revenue for the three months ended September 30, 2017 was $0, compared to $29,692 for the three months ended September 30, 2016. The decrease in revenue is due to the Company concentrating on the development of the Two Hands App. Revenue earned in 2016 relates to installation of a touch and gesture interactive bar-top experience.

COSTS OF GOODS SOLD

Our cost of sales for three months ended September 30, 2017 was $0 compared to $18,604 for the three months ended September 30, 2016. The decrease is due to the Company having no sales during the three month period.

OPERATING EXPENSES

Our general and administrative expense for the three months ended September 30, 2017 was $50,727, compared to $137,780 for the three months ended September 30, 2016, respectively. The expenses can be primarily attributed to our need to pay for officer compensation, professional fees, transfer agent and investment relations. The decrease in general and administrative expense is primarily due to the decrease in officer compensation payable in cash. During the three months ended September 30, 2017, CEO compensation expense of $231,500 for shares to be issued of the Company was recorded. During the three months ended September 30, 2016, we issued 120,000,000 shares of common stock of the Company valued at $156,000 for consulting services.

OTHER INCOME (EXPENSE)

Gain on extinguishment of the debt for the three months ended September 30, 2017 was $0, compared to $25,886 for the three months ended September 30, 2016. Interest expense for the three months ended September 30, 2017 was $7,255, compared to $56,969 for the three months ended September 30, 2016. The decrease in interest expense is primarily due to the conversion of principal and interest of various convertible notes of September 1, 2016.

NET INCOME/LOSS

Our net loss for the three months ended September 30, 2017 was $289,482, compared to $318,142 for the three months ended September 30, 2016, respectively. Our losses during the three months ended September 30, 2017 and 2016 are due to costs associated with professional fees, our transfer agent, investor relations, bad debt and stock-based compensation for services.

COMPARISON OF RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

REVENUES

Our revenue for the nine months ended September 30, 2017 was $0, compared to $118,530 for the nine months ended September 30, 2016. The decrease in revenue is due to the Company concentrating on the development of the Two Hands App. Revenue earned in 2016 relates to installation of a touch and gesture interactive bar-top experience.

COSTS OF GOODS SOLD

Our cost of sales for nine months ended September 30, 2017 was $0 compared to $37,095 for the nine months ended September 30, 2016. The decrease is due to the Company having no sales during the nine month period.

OPERATING EXPENSES

Our general and administrative expense for the nine months ended September 30, 2017 was $345,612, compared to $374,344 for the nine months ended September 30, 2016, respectively. The expenses can be primarily attributed to our need to pay for officer compensation, professional fees, transfer agent and investment relations. The decrease in general and administrative expense is primarily due to the decrease in officer compensation payable in cash. During the nine months ended September 30, 2017, CEO compensation expense of $232,250 for shares to be issued of the Company was recorded. During the nine months ended September 30, 2016, we issued 120,075,000 shares of common stock of the Company valued at $256,000 for consulting services.

OTHER INCOME (EXPENSE)

Gain on extinguishment of the debt for the nine months ended September 30, 2017 was $0, compared to $25,886 for the nine months ended September 30, 2016. Interest expense for the nine months ended September 30, 2017 was $21,529, compared to $93,270 for the nine months ended September 30, 2016. The decrease in interest expense is primarily due to the conversion of principal and interest of various convertible notes of September 1, 2016.

NET INCOME/LOSS

Our net loss for the nine months ended September 30, 2017 was $599,390, compared to $623,160 for the nine months ended September 30, 2016, respectively. Our losses during the nine months ended September 30, 2017 and 2016 are due to costs associated with professional fees, our transfer agent, investor relations, bad debt and stock-based compensation for services.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

As of September 30, 2017, we had cash of $5,345 and total liabilities of $664,411.  Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations. We are completely dependent upon the willingness of our management to fund our initial operations by way of loans from our Chief Executive Officer and shareholders.

The Company’s condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  During the nine months ended September 30, 2017, the Company incurred a net loss of $599,390 and used cash in operating activities of $85,444, and at September 30, 2017, had a stockholders’ deficit of $649,729. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued.  The Company’s independent registered public accounting firm, in their report on the Company’s financial statements for the year ending December 31, 2016, expressed substantial doubt about the Company’s ability to continue as a going concern.  The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty should we be unable to continue as a going concern.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended September 30, 2017, we did not have any unregistered sales of equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

During the quarter ended September 30, 2017, we did not have any defaults upon senior securities.

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

TWO HANDS CORPORATION

November 14, 2017	By: /s/ Nadav Elituv Nadav Elituv, President (Principal Executive Officer), Principal Financial Officer and Director