Form 10-K
period 2017-12-31
TWO HANDS Corp
filed 2018-03-29
CIK 1494413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

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
Emerging Growth Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $18,587,319

As of March 27, 2018 the registrant had 451,217,690 outstanding shares of Common Stock.

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

Since July 1, 2014, our business is a research and product development firm.  Over the past few years we have specialized in computer vision and gesture recognition technologies.  We have leveraged our relationship with our product development team of programmers and designers to implement our vision for building a state of the art co-parenting application due to launch in the second quarter of 2018.   The operations of the business are carried on by a 100% owned subsidiary, I8 Interactive Corporation, a company incorporated under the laws of Ontario, Canada.

RESEARCH AND DEVELOPMENT

We have not spent any funds on research and development activities since our inception on April 3, 2009.

EMPLOYEES

As of March 27, 2018, we had one employee, Nadav Elituv, the Chief Executive Officer of the Company. We believe that our relations with our employee is good. All other services to the Company are provided by contractors who are primarily paid with stock-based compensation.

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

COMPETITION

We compete with other software developers and systems integrators who offer one or more services competitive with the service we intend to sell. The co-parenting application technology is competitive, characterized by the frequent introduction of new products and includes numerous domestic and foreign competitors, some of which are substantially larger and have greater financial and other resources than we do. We compete principally on the basis of offering quality products. Our competition includes:

•

2Houses

•

Our Family Wizard

PRODUCT DEVELOPMENT

We have suspended the work on interactive displays, and staging & lighting products. We have redeployed our resources to develop a co-parenting application that is currently in beta testing and is due to be launched in the second quarter of 2018.

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

OUR INDEPENDENT AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Currently, we have limited assets, nor do we have operations or a source of revenue sufficient to cover our operational costs and allow us to continue as a going concern.  Since our inception on April 3, 2009 through December 31, 2017, we have an accumulated deficit of $24,454,462.  The Company will be dependent upon the raising of additional capital through placement of its common stock in order to implement our business plan.  We are currently funding our initial operations by way of loans from our Chief Executive Officer and others and through the issuance of common stock in exchange for services.  Accordingly, these factors raise substantial doubt as to our ability to continue as a going concern.

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

WE CURRENTLY HAVE ONLY LIMITED CUSTOMERS AND IF WE CANNOT ATTRACT CUSTOMERS WE WILL NOT GENERATE REVENUES AND OUR BUSINESS WILL FAIL.

As of March 27, 2018, we have not generated any profit. We may not be able to successfully attract other customers and in the event that we do attract customers, we may not be able to maintain such customers and as a result, we will not generate revenues and our business will fail.  If our business fails, you will lose all or part of your investment.

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

Not applicable.

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

Fiscal Year Ending December 31, 2017
Quarter Ended	High $	Low $
First Quarter ended March 31, 2017	$ 0.4990	$ 0.2250
Second Quarter ended June 30, 2017	$ 0.4900	$ 0.0720
Third Quarter ended September 30, 2017	$ 0.1600	$ 0.0230
Fourth Quarter ended December 31, 2017	$ 0.0650	$ 0.0009

Fiscal Year Ending December 31, 2016
Quarter Ended	High $	Low $
First Quarter ended March 31, 2016	$ 5.4000	$ 0.2000
Second Quarter ended June 30, 2016	$ 1.2000	$ 0.2000
Third Quarter ended September 30, 2016	$ 1.9900	$ 0.0013
Fourth Quarter ended December 31, 2016	$ 0.4700	$ 0.0450

NUMBER OF STOCKHOLDERS

The number of record holders of our common stock as of March 27, 2018 was approximately 31, not including nominees of beneficial owners.

DIVIDEND POLICY

We have not paid dividends on our common stock and we do not anticipate paying dividends on our common stock in the foreseeable future. We intend to retain our future earnings, if any, to finance the growth of our business.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

As of December 31, 2017, we do not have any securities authorized for issuance under equity compensation plans.

SECURITIES ISSUED UNDER STOCK OPTION PLANS

During the fiscal year ended December 31, 2017, we did not issue securities under any Stock Option Plans.

RECENT SALES OF UNREGISTERED SECURITIES

During the quarter ended December 31, 2017, the Company did not issue unregistered securities.

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

Since July 1, 2014, our business is a research and product development firm.  Over the past few years we have specialized in computer vision and gesture recognition technologies.  We have leveraged our relationship with our product development team of programmers and designers to implement our vision for building a state of the art co-parenting application due to launch in the second quarter of 2018.   The operations of the business are carried on by a 100% owned subsidiary, I8 Interactive Corporation, a company incorporated under the laws of Ontario, Canada.

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

We plan to launch our application in the second quarter of 2018.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers.  ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition.  ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract.  The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  In addition, during 2016 the FASB has issued ASU 2016-08, ASU 2016-10 and ASU 2016-12, all of which clarify certain implementation guidance within ASU 2014-09, and ASU 2016-11, which rescinds certain SEC guidance effective upon an entity’s adoption of ASU 2014-09.  ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017.  Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein.  The standard can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption.  The Company will adopt ASU 2014-09 in the first quarter of fiscal 2018. ASU 2014-09 is not expected to have a material impact on the amount and timing of revenue recognized in the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases.  ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months.  ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018.  Early adoption is permitted.  A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  The Company does not anticipate a material impact to its consolidated financial statements on adopting ASU 2016-02. However, the ultimate impact of adopting ASU 2016-02 will depend on the Company’s lease portfolio as of the adoption date.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016.

REVENUES

Our revenue for the year ended December 31, 2017 was $43,466, compared to $133,605 for the year ended December 31, 2016. The decrease in revenue is due to the Company concentrating on the development of the Two Hands App. Revenue earned in 2016 relates to installation of a touch and gesture interactive bar-top experience.

COSTS OF GOODS SOLD

Our cost of sales for year ended December 31, 2017 was $0 compared to $42,914 for the year ended December 31, 2016. Cost of sales decrease to $0 in 2017 because revenue generated in 2017 was for services only, whereas, revenue generated in 2016 included both services and sale of goods.

OPERATING EXPENSES

Our general and administrative expense for the year ended December 31, 2017 was $428,799, compared to $502,502 for the year ended December 31, 2016, respectively. The expenses can be primarily attributed to our need to pay for officer compensation, professional fees, transfer agent and investment relations. The decrease in general and administrative expense is primarily due to the decrease in officer compensation payable in cash. During the year ended December 31, 2017, CEO compensation expense of $463,750 for 5,003,750 shares of common stock to be issued of the Company was recorded. During the year ended December 31, 2016, we issued 120,075,000 shares of common stock of the Company valued at $259,250 for consulting services.

OTHER INCOME (EXPENSE)

Gain on extinguishment of the debt for the year ended December 31, 2017 was $0, compared to $6,366 for the year ended December 31, 2016. Interest expense for the year ended December 31, 2017 was $28,784, compared to $101,200 for the year ended December 31, 2016. The decrease in interest expense is primarily due to the conversion of principal and interest of various convertible notes on September 1, 2016.

NET INCOME/LOSS

Our net loss for the year ended December 31, 2017 was $877,867, compared to $769,887 for the year ended December 31, 2016, respectively. Our losses during the year ended December 31, 2017 and 2016 are due to costs associated with professional fees, our transfer agent, investor relations and stock-based compensation for services.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

As of December 31, 2017, we had cash of $18,771 and total liabilities of $717,171.  Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations. We are completely dependent upon the willingness of our management to fund our initial operations by way of loans from our Chief Executive Officer, shareholders and others.

The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  During the year ended December 31, 2017, the Company incurred a net loss of $877,867 and used cash in operating activities of $161,414, and at December 31, 2017, had a stockholders’ deficit of $696,706. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued.  The Company’s independent registered public accounting firm, in their report on the Company’s financial statements for the year ending December 31, 2017, expressed substantial doubt about the Company’s ability to continue as a going concern.  The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty should we be unable to continue as a going concern.

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

INDEX

December 31, 2017 and 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Two Hands Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Two Hands Corporation (“the Company”) as of December 31, 2017, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audit provides a reasonable basis for our opinion.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2017.

Salt Lake City, UT

March 29, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Two Hands Corporation

We have audited the accompanying consolidated balance sheet of Two Hands Corporation (f/y/a Innovative Product Opportunities, Inc.) (the “Company”) as of December 31, 2016, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Two Hands Corporation as of December 31, 2016, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ KLJ & Associates, LLP KLJ & Associates, LLP
Edina,, MN
March 31, 2017

5201 Eden Ave

Suite 300

Edina, MN 55436

630.277.2330

Two Hands Corporation
CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016

ASSETS

Current assets
Cash	$18,771	$1,280
Accounts and sundry receivable, net	--	10,188
Total current assets	18,771	11,468
Property and equipment, net	1,694	-
Total assets	$20,465	$11,468

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$251,679	$38,231
Convertible notes, net of unamortized debt discount of $0 and $26,173, respectively	164,763	135,979
Notes payable	258,995	105,048
Due to related parties	41,734	14,799

Total current liabilities	717,171	294,057

Total liabilities	717,171	294,057

Commitments and Contingencies	-	-

Stockholders’ deficit
Preferred stock; $0.001 par value; 1,000,000 shares authorized, -0 - issued and outstanding	-	-
Common stock; $0.0001 par value; 3,000,000,000 shares authorized, 406,217,690 and 406,217,690 shares issued and outstanding, respectively	40,621	40,621
Shares to be issued	469,218	5,468
Additional paid-in-capital	23,247,917	23,247,917
Accumulated deficit	(24,454,462)	(23,576,595)
Total stockholders’ deficit	(696,706)	(282,589)

Total liabilities and stockholders’ deficit	$20,465	$11,468

The accompanying footnotes are an integral part of these financial statements.

Two Hands Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS

For the year ended December 31, 2017		For the year ended December 31, 2016

Sales	$ 43,466	$ 133,605
Cost of sales	--	42,914
Gross profit	43,466	90,691

Operating expenses
Bad debts	--	3,992
General and administrative	428,799	502,502
Share-based compensation - services	--	256,000
Share-based compensation - salaries	463,750	3,250
Total operating expenses	892,549	765,744
Loss from operations	(849,083)	(675,053)

Other income (loss)
Gain on extinguishment of debt	--	6,366
Accretion of debt discount and interest expense	(28,784)	(101,200)
Total other income (expense)	(28,784)	(94,834)

Net loss for the year	$ (877,867)	$ (769,887)

Net loss per common share - basic	$ (0.00)	$ (0.01)

Weighted average number of common shares outstanding – basic	406,217,690	133,347,669

The accompanying footnotes are an integral part of these financial statements.

Two Hands Corporation
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the years ended December 31, 2017 and 2016

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Addition-al Paid-in-Capital	Stock Payable	Deficit	Total Shareholders’ Equity (Deficit)

Balance December 31, 2015	--	--	1,135,690	113	22,182,599	2,500	(22,806,708)	(621,496)

Common stock issued for services	--	--	120,075,000	12,008	243,992	--	--	256,000

Common stock issued to settle notes payable	--	--	80,083,750	8,008	103,206	--	--	111,214

Common stock issued to settle
officer compensation payable	--	--	205,000,000	20,500	490,828	(282)	--	511,046

Stock-based officer compensation	--	--	--	--	--	3,250	--	3,250

Beneficial conversion feature	--	--	--	--	19,520	--	--	19,520

Gain on settlement of debt – related party	--	--	--	--	207,764	--	--	207,764

Cancellation of stock	--	--	(76,750)	(8)	8	--	--	--

Net loss	--	--	--	--	--	--	(769,887)	(769,887)

Balance December 31, 2016	--	--	406,217,690	40,621	23,247,917	5,468	(23,576,595)	(282,589)

Stock-based officer compensation	--	--	--	--	--	463,750	--	463,750

Net loss	--	--	--	--	--	--	(877,867)	(877,867)

Balance December 31, 2017	--	$ --	406,217,690	$ 40,621	$ 23,247,917	$ 469,218	$ (24,454,462)	$ (696,706)

The accompanying footnotes are an integral part of these financial statements.

Two Hands Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2017	For the year ended December 31, 2016
Cash flows from operating activities
Net loss for the year	$ (877,867)	$ (769,887)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	283	144
Bad debt	--	3,992
Stock based compensation	463,750	259,250
Gain on extinguishment	--	(6,366)
Accretion of debt discount	28,784	101,200
Change in operating assets and liabilities
Decrease (increase) in accounts receivable	10,188	(8,314)
Decrease in prepaid expenses	--	5,575
Decrease in deferred revenue	--	(10,288)
Increase in accounts payable and accrued liabilities	213,448	365,853
Net cash provided by (used in) operating activities	(161,414)	(58,841)

Cash flow from investing activities
Purchase of fixed assets	(1,977)	--
Net cash (used in) investing activities	(1,977)	--

Cash flow from financing activities
Repayment of advances	--	(1,979)
Advances by related party	39,881	22,345
Repayment of advances to related party	(12,946)	(17,348)
Proceeds from notes payable	153,947	57,080
Net cash provided by (used in) financing activities	180,882	60,098

Net change in cash	17,491	1,257

Cash, beginning of the period	1,280	23

Cash, end of the period	$ 18,771	$ 1,280

Supplemental disclosure of non-cash investing and financing activities
Issue of shares to settle convertible notes	$ --	$ 111,214
Issue of shares to settle accrued liabilities	$ --	$ 251,047
Beneficial conversion feature	$ --	$ 19,520

The accompanying footnotes are an integral part of these financial statements.

Two Hands Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

NOTE 1 - NATURE OF OPERATIONS

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

Since July 1, 2014, our business is a research and product development firm.  Over the past few years we have specialized in computer vision and gesture recognition technologies.  We have leveraged our relationship with our product development team of programmers and designers to implement our vision for building a state of the art co-parenting application due to launch in the second quarter of 2018.   The operations of the business are carried on by a 100% owned subsidiary, I8 Interactive Corporation, a company incorporated under the laws of Ontario, Canada.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The financial statements present the balance sheets and statements of operations, stockholders' equity and cash flows of the Company. These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  During the year ended December 31, 2017, the Company incurred a net loss of $877,867 and used cash in operating activities of $161,414, and at December 31, 2017, had a stockholders’ deficit of $696,706. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued.   The Company will be dependent upon the raising of additional capital through placement of its common stock in order to implement its business plan. There can be no assurance that the Company will be successful in this situation.  Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might result from this uncertainty. The Company is funding its initial operations by way of loans from its Chief Executive Office and others, and the use of equity to pay some operating expenses.  The Company's officers and directors have committed to advancing certain operating costs of the Company.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, I8 Interactive Corporation. All intercompany transactions and balances have been eliminated in consolidation.

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

NET LOSS PER SHARE

Basic net income (loss) per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period increased to include the number of additional common shares that would have been outstanding if potentially dilutive securities had been issued. At December 31, 2017 and 2016, we excluded the common stock issuable upon conversion of convertible promissory notes of 206,301,000 shares and 180,201,000 shares, respectively, as their effect would have been anti-dilutive.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers.  ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition.  ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract.  The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  In addition, during 2016 the FASB has issued ASU 2016-08, ASU 2016-10 and ASU 2016-12, all of which clarify certain implementation guidance within ASU 2014-09, and ASU 2016-11, which rescinds certain SEC guidance effective upon an entity’s adoption of ASU 2014-09.  ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017.  Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein.  The standard can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption.  The Company will adopt ASU 2014-09 in the first quarter of fiscal 2018. ASU 2014-09 is not expected to have a material impact on the amount and timing of revenue recognized in the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases.  ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months.  ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018.  Early adoption is permitted.  A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  The Company does not anticipate a material impact to its consolidated financial statements on adopting ASU 2016-02. However, the ultimate impact of adopting ASU 2016-02 will depend on the Company’s lease portfolio as of the adoption date.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

NOTE 3 – CONVERTIBLE NOTES

On June 10, 2014, the Company agreed to amend and add certain terms to unsecured, non-interest bearing promissory notes payable on demand issued to The Cellular Connection Ltd. issued during the period from February 22, 2013 to June 10, 2014 with a total carrying value $42,189. Under the terms of the Side Letter Agreement, the issue price of the Note is $42,189 with a face value of $54,193 and interest rate 20% per year. The terms of the Note include a fixed conversion price of $0.40 per share of Company’s common stock and a maturity date of December 31, 2014.  The amendment of the terms of the Note resulted in a beneficial conversion feature of $42,189. The beneficial conversion feature of $42,189 is included in additional paid-in capital. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the note. On June 20 and 26, 2014 the Company elected to convert $5,500 of principal into 13,750 shares of the Company's common stock. In accordance with the original terms of the Side Letter Agreement, the convertible note was renewed on January 1, 2015, the face value increased by 20% and the maturity date was extended to December 31, 2015. From January 1 to December 31, 2015, the Company elected to convert $31,932 of principal and interest of a convertible note due to The Cellular Connection Ltd. into 159,660 shares of common stock of the Company at a fixed conversion price of $0.20 per share. In accordance with the original terms of the Side Letter Agreement, the convertible note was renewed on January 1, 2016, the face value increased by 20% and the maturity date was extended to December 31, 2016. On March 21, 2016 the Company elected to convert $16,750 of principal and interest of a convertible note due to The Cellular Connection Ltd. into 83,750 shares of common stock of the Company at a fixed conversion price of $0.20 per share. On September 1, 2016 the Company elected to convert $2,000 of principal and interest of a convertible note due to The Cellular Connection Ltd. into 20,000,000 shares of common stock of the Company at a fixed conversion price of $0.0001 per share. In accordance with the original terms of the Side Letter Agreement, the convertible note was renewed on January 1, 2017, the face value increased by 20% and the maturity date was extended to December 31, 2017. The consolidated statement of operations includes interest expense of $2,610 and $5,300 for the year ended December 31, 2017 and 2016, respectively.  At December 31, 2017 and December 31, 2016 the carrying amount of the June 10, 2014 Note is $15,660 (face value of $15,660 less $0 unamortized discount) and $13,050, respectively.

On June 10, 2014, the Company entered into a Side Letter Agreement with Dorset Solutions Inc. to amend and add certain terms to invoices issued for services during the period from August 21, 2012 to May 17, 2014 with a total carrying value $17,150. Under the terms of the Side Letter Agreement, the issue price of the Note is $17,150 with a face value of $22,295 and interest rate 20% per year. The terms of the Note include a fixed conversion price of $0.40 per share of Company’s common stock and a maturity date of December 31, 2014.  The amendment of the terms of the Note resulted in a beneficial conversion feature of $17,150. The beneficial conversion feature of $17,150 is included in additional paid-in capital. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the note. In accordance with the original terms of the Side Letter Agreement, the convertible note was renewed on January 1, 2015, the face value increased by 20% and the maturity date was extended to December 31, 2015. In accordance with the original terms of the Side Letter Agreement, the convertible note was renewed on January 1, 2016, the face value increased by 20% and the maturity date was extended to December 31, 2016. The consolidated statement of operations includes interest expense of $0 and $5,351 for the years ended December 31, 2017 and 2016, respectively.

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

On June 10, 2014, the Company entered into Side Letter Agreement with the Doug Clark, former Chief Executive Officer, to amend and add certain terms to the related party advances of $82,495 for the period from March 2009 to June 2014 and officer and director compensation accrued and unpaid of $137,000 for the period October 1, 2013 to May 19, 2014. Under the terms of the Side Letter Agreement, the issue price of the Note is $219,495 with a face value of $272,038 and interest rate 20% per year. The terms of the Note include a fixed conversion price of $0.40 per share of Company’s common stock and a maturity date of December 31, 2014.  The amendment of the terms of the Note resulted in a beneficial conversion feature of $219,495. The beneficial conversion feature of $219,495 is included in additional paid-in capital. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the note. In accordance with the original terms of the Side Letter Agreement, the convertible note was renewed on January 1, 2015, the face value increased by 20% and the maturity date was extended to December 31, 2015. From January 1 to December 31, 2015, the Company elected to convert $14,688 of principal and interest of a convertible note due to Doug Clark into 36,719 shares of common stock of the Company at a fixed conversion price of $0.40 per share. In accordance with the original terms of the Side Letter Agreement, the convertible note was renewed on January 1, 2016, the face value increased by 20% and the maturity date was extended to December 31, 2016.  The consolidated statement of operations includes interest expense of $0 and $62,352 for the years ended December 31, 2017 and 2016, respectively.

On September 1, 2016, Doug Clark, former Chief Executive Officer and related party, assigned the Side Letter Agreement dated June 10, 2014 with a total carrying value $382,016 to DC Design Inc. (“DC Design”). In addition on September 1, 2016, the Company entered into an amended Side Letter Agreement with DC Design to amend and add certain terms to the Side Letter Agreement and advances from the period from June 25, 2014 to December 24, 2014. Under the terms of the amended Side Letter Agreement, the issue price of the Note is $174,252 and interest rate 20% per year. The terms of the Note include a fixed conversion price of $0.003 per share of Company’s common stock and a maturity date of December 31, 2017. The modification of the Note has been accounted for as debt extinguishment and the issuance of a new debt instrument. Accordingly, in connection with extinguishment of the original debt, the Company recognized a $207,764 gain with a related party as an increase in additional paid-in capital in the consolidated statement of equity. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the note.  On September 1, 2016 the Company elected to convert $60,000 of principal and interest of the convertible note due to DC Design into 20,000,000 shares of common stock of the Company at a fixed conversion price of $0.003 per share. The consolidated statement of operations includes interest expense of $26,173 for the year ended December 31, 2016. At December 31, 2017 and 2016, the carrying amount of the September 1, 2016 Note is $149,102 (face value of $149,102 less $0 unamortized discount) and $122,929 (face value of $149,102 less $26,173 unamortized discount), respectively.

NOTE 4 - NOTES PAYABLE

As of December 31, 2017 and 2016, notes payable due to Stuart Turk and The Cellular Connection Limited, a corporation controlled by Stuart Turk, totaling $258,995 and $105,048, respectively, were outstanding. The balances are non-interest bearing, unsecured and have no specified terms of repayment.

NOTE 5 – DUE TO RELATED PARTY

As of December 31, 2017 and December 31, 2016 advances of $41,734 and $14,799, respectively, were due to Nadav Elituv, the Company's Chief Executive Officer. The balance is non-interest bearing, unsecured and have no specified terms of repayment.

Employment Agreements

On July 1, 2015, the Company executed an employment agreement for the period from July 1, 2015 to June 30, 2016 with Nadav Elituv, the Chief Executive Officer of the Company whereby the Company shall pay 25,000 shares of Common Stock of the Company with a fair value of $5,000 ($0.20 per share) and an annual salary of $360,000 payable monthly on the first day of each month from available funds.

On July 1, 2016, the Company executed an employment agreement for the period from July 1, 2016 to June 30, 2017 with Nadav Elituv, the Chief Executive Officer of the Company whereby the Company shall pay 7,500 shares of Common Stock of the Company with a fair value of $1,500 ($0.20 per share) and an annual salary of $360,000 payable monthly on the first day of each month from available funds.

On July 1, 2017, the Company executed an employment agreement for the period from July 1, 2017 to June 30, 2018 with Nadav Elituv, the Chief Executive Officer of the Company whereby the Company shall pay 10,000,000 shares of Common Stock of the Company with a fair value of $926,000 ($0.0926 per share).

Stock-based compensation – salaries expense related to these employment agreements for the years ended December 31, 2017 and 2016 is $463,750 and $3,250, respectively. Stock-based compensation – salaries expense is recognized ratably over the requisite service period.

NOTE 6 - INCOME TAXES

A reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax-expense as reported is as follows:

	2017	2016
Net loss before income taxes per consolidated financial statements	$ (877,867)	$ (769,887)
Income tax rate	35%	35%
Income tax recovery	(307,300)	(268,800)
Non-deductible share-based payments	162,300	90,700
Non-deductible interest	10,100	38,600
Valuation allowance change	134,900	139,500
Income tax expense (recovery)	$ --	$ --

The significant component of deferred income tax assets at December 31, 2017 and 2016 is as follows:

	2017	2016
Net operating loss carry-forward	$ 306,800	$ 373,300
Valuation allowance	(306,800)	(373,300)
Net deferred income tax asset	$ --	$ --

During the ended December 31, 2017, the deferred tax asset was decreased by $201,400 for the reduction in the enacted U.S Federal corporate tax rate to 21% in 2018.

The amount taken into income as deferred income tax assets must reflect that portion of the income tax loss carry forwards that is more likely-than-not to be realized from future operations. The Company has chosen to provide a full valuation allowance against all available income tax loss carry forwards. The Company has recognized a valuation allowance for the deferred income tax asset since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The valuation allowance is reviewed annually. When circumstances change and which cause a change in management’s judgment about the realizability of deferred income tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

As of December 31, 2017 and 2016 the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the year ended December 31, 2017 and 2016 and no interest or penalties have been accrued as of November December 31, 2017 and 2016. As of December 31, 2017 and 2016, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The tax years from 2009 and forward remain open to examination by federal and state authorities due to net operating loss and credit carryforwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

NOTE 7 - STOCKHOLDERS' EQUITY

The Company is authorized to issue an aggregate of 3,000,000,000 common shares with a par value of $0.0001 per share and 1,000,000 shares of preferred stock with a par value of $0.001 per share. No preferred shares have been issued.

On July 26, 2016, pursuant to stockholder consent, our Board of Directors authorized an amendment (the "Amendment") to our Certificate of Incorporation, as amended, to (i) change the name of the Company to Two Hands Corporation and (ii) effect a reverse stock split of the issued and outstanding shares of our common stock, par value $0.0001, on a 1 for 2,000 basis (the "Reverse Stock Split"). We filed the Amendment with the Delaware Secretary of State on July 27, 2016 with an effective date of August 16, 2016.

On the Effective Date, each holder of common stock received 1 share of our common stock for each 2,000 shares of our common stock they own immediately prior to the Reverse Stock Split. We did not issue fractional shares in connection with the Reverse Stock Split. Fractional shares were rounded up to the nearest whole share. All share information has been revised to reflect the reverse stock split from the Company’s inception.

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

Shares to be issued

As at December 31, 2017 and December 31, 2016, the Company had total shares to be issued for 5,031,092 shares of common stock and 27,342 shares of common stock, respectively, for stock-based compensation –salaries (see Note 5).

NOTE 8 – SUBSEQUENT EVENTS

On January 8, 2018, the Company entered into Side Letter Agreement (“Note”) with The Cellular Connection Ltd., to amend and add certain terms to the advances of $14,930 for the period from June 2014 and December 2017. Under the terms of the Note, the issue price of the Note is $14,930 with a face value of $17,916. The terms of the Note include a fixed conversion price of $0.0001 per share of Company’s common stock and a maturity date of December 31, 2018.  The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2019. The outstanding face value of the Note shall increase by another 20% on January 1, 2020 and again on each one year anniversary of the Note until the Note has been paid in full.

On January 8, 2018, the Company entered into Side Letter Agreement (“Note”) with Stuart Turk, to amend and add certain terms to the advances of $244,065 for the period from July 2014 and December 2017. Under the terms of the Note, the issue price of the Note is $244,065 with a face value of $292,878. The terms of the Note include a fixed conversion price of $0.0001 per share of Company’s common stock and a maturity date of December 31, 2018.  The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2019. The outstanding face value of the Note shall increase by another 20% on January 1, 2020 and again on each one year anniversary of the Note until the Note has been paid in full.

On February 7, 2018 the Company elected to convert $2,000 of principal and interest of a convertible note due to The Cellular Connection Ltd. into 20,000,000 shares of common stock of the Company at a fixed conversion price of $0.0001 per share.

On February 7, 2018, the Company agreed to issue 25,000,000 shares of common stock valued at $177,500 ($0.0071 per share) to settled accrued liabilities for salary due to the Nadav Elituv, the Chief Executive Officer of the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We have had no changes in or disagreements with our accountants.  None of our principal independent accountants have resigned or declined to stand for re-election.

ITEM 9A(T).  CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2017. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Based upon that evaluation, including our Chief Executive Officer and Chief Financial Officer, we have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2017 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2017, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2018: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting, which are included within disclosure controls and procedures, that occurred during our fiscal quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name, age, positions and offices that each director and officer have held for the past five years as of December 31, 2017. Members of the Board are elected and serve for one year terms or until their successors are elected and qualify. Our executive officers are elected by and serve at the pleasure of our Board of Directors. There are no family relationships among our directors and executive officers.

Name	Age	Position
Nadav Elituv	54	President, Chairman, Chief Executive Officer and Director
Grant Stummer	51	Director

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

CODE OF ETHICS

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  We will provide a copy of our Code of Ethics to any person, free of charge, upon written request to Nadav Elituv at Two Hands Corporation, 100 Broadview Avenue #300, Toronto, Ontario, Canada M4M 3H3.

PROCEDURE FOR NOMINATING DIRECTORS

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

The Board of Directors will consider candidates for director positions that are recommended by any of our stockholders. The recommended candidate should be submitted to us in writing addressed to 100 Broadview Avenue #300, Toronto, Ontario, Canada M4M 3H3. The recommendation shall include the following information: name of candidate; address, phone, and fax number of candidate; a statement signed by the candidate certifying that the candidate wishes to be considered for nomination to our Board of Directors and stating why the candidate believes that he or she meets the director qualification criteria and would otherwise be a valuable addition to our Board of Directors; a summary of the candidate's work experience for the prior five years and the number of shares of our stock beneficially owned by the candidate.

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

ITEM 11. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Nadav Elituv, Principal Executive Officer, President, Chairman and Director	2017	$ 180,000	$ -	$ 463,750	$ -	$ -	$ -	$ -	$ 643,750
	2016	$ 360,000	$ -	$ 3,250	$ -	$ -	$ -	$ -	$ 363,250

Grant Stummer, Director	2017	$ -	$ -	$ --	$ -	$ -	$ -	$ -	$ --
	2016	$ -	$ -	$ 26,000	$ -	$ -	$ -	$ -	$ 26,000

On July 1, 2015, the Company executed an employment agreement for the period from July 1, 2015 to June 30, 2016 with Nadav Elituv, the Chief Executive Officer of the Company whereby the Company shall pay 25,000 shares of Common Stock of the Company with a fair value of $5,000 ($0.20 per share) and an annual salary of $360,000 payable monthly on the first day of each month from available funds.

On September 1, 2016, the Company agreed to issue 20,000,000 shares of common stock valued at $26,000 ($0.0013 per share) to Grant Stummer, Director as stock-based compensation for director’s fees.

On July 1, 2016, the Company executed an employment agreement for the period from July 1, 2016 to June 30, 2017 with Nadav Elituv, the Chief Executive Officer of the Company whereby the Company shall pay 7,500 shares of Common Stock of the Company with a fair value of $1,500 ($0.20 per share) and an annual salary of $360,000 payable monthly on the first day of each month from available funds.

On July 1, 2017, the Company executed an employment agreement for the period from July 1, 2017 to June 30, 2018 with Nadav Elituv, the Chief Executive Officer of the Company whereby the Company shall pay 10,000,000 shares of Common Stock of the Company with a fair value of $926,000 ($0.0926 per share).

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

At December 31, 2017, there were no unexercised options, no stock that has not vested and no equity incentive plan ward for each name executive officer.

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

DIRECTOR COMPENSATION

On July 1, 2015, the Company executed an employment agreement for the period from July 1, 2015 to June 30, 2016 with Nadav Elituv, the Chief Executive Officer of the Company whereby the Company shall pay 25,000 shares of Common Stock of the Company with a fair value of $5,000 ($0.20 per share) and an annual salary of $360,000 payable monthly on the first day of each month from available funds.

On September 1, 2016, the Company agreed to issue 20,000,000 shares of common stock valued at $26,000 ($0.0013 per share) to Grant Stummer, Director as stock-based compensation for director’s fees.

On July 1, 2016, the Company executed an employment agreement for the period from July 1, 2016 to June 30, 2017 with Nadav Elituv, the Chief Executive Officer of the Company whereby the Company shall pay 7,500 shares of Common Stock of the Company with a fair value of $1,500 ($0.20 per share) and an annual salary of $360,000 payable monthly on the first day of each month from available funds.

On July 1, 2017, the Company executed an employment agreement for the period from July 1, 2017 to June 30, 2018 with Nadav Elituv, the Chief Executive Officer of the Company whereby the Company shall pay 10,000,000 shares of Common Stock of the Company with a fair value of $926,000 ($0.0926 per share).

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During the fiscal year ended December 31, 2017, Nadav Elituv and Grant Stummer served as our directors.  We do not have a separately standing compensation committee and our board of directors did not perform similar functions as there was no executive compensation paid from our inception on April 3, 2009 through the end of our most recently completed fiscal year ended December 31, 2017.  Our board of directors performs the functions of a compensation committee, however as of March 27, 2018, the board of directors does not have any set compensation.

During the fiscal year ended December 31, 2017, none of our executive officers:

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of March 27, 2018, as to shares of our common stock beneficially owned by: (1) each person who is known by us to own beneficially more than 5% of our common stock, (2) our named executive officer listed in the summary compensation table, (3) each of our directors and (4) all of our directors and executive officers as a group.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

	Number of Shares Beneficially Owned		Percentage of Class (2)
Name and Address(1)		Class
Nadav Elituv	230,490,703	Common	51.08%

 (1)  The address of all individual directors and executive officers is c/o Two Hands Corporation, 100 Broadview Avenue #300, Toronto, Ontario, Canada M4M 3H3

(2)  The number of shares of common stock issued and outstanding on March 27, 2018 was 451,217,690 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of December 31, 2017 and 2016 advances of $41,734 and $13,975, respectively, were due to Nadav Elituv, the Company's Chief Executive Officer and at December 31, 2017 and 2016, advances of $0 and $824, respectively were due to 2130555 Ontario Limited, a company controlled by Nadav Elituv. The advances are non-interest bearing, unsecured and have no specified terms of repayment. The advances were used to pay for operational costs and services.

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

DIRECTOR INDEPENDENCE

As of March 27, 2018, Nadav Elituv and Grant Stummer serve as our directors. Mr. Elituv is not an independent director.  Mr. Stummer is an "independent" director, as defined under the standards of independence set forth in the NASDAQ Marketplace Rules. We have our common stock quoted on the Over-the-Counter Bulletin Board, or OTCBB.  The OTCBB does not require that a majority of our board of directors be independent.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fees related to services performed by Sadler, Gibb & Associates, LLC and our former auditors, KLJ & Associates, LLP, for the years ended December 31, 2017 and 2016 were as follows:

	2017	2016
Audit Fees	$ 16,665	$ 10,000
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$ 16,665	$ 10,000

Pre-Approval Policies

The Board's policy is to pre-approve all audit services and all non-audit services before they commence, including the fees and terms thereof, to be provided by our independent auditor.  All of the services provided during the fiscal year ended December 31, 2017 were pre-approved.  No audit, review or attest services were approved in accordance with Section 2-01(c)(7)(i)(C) of Regulation S-X during the fiscal year ended December 31, 2017.

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

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a. The following documents are filed as part of this annual report on Form 10-K:

1. FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2017 and 2016

Consolidated Statements of Operations for the years ended December 31, 2017 and 2016

Consolidated Statement of Stockholders' Deficit for the years ended December 31, 2017 and 2016

Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016

Notes to Consolidated Financial Statements

2. FINANCIAL STATEMENT SCHEDULES

 All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise    included.

3. EXHIBITS

   The exhibits listed below are filed with or incorporated by reference in this annual report on Form 10-K.

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Certificate of Incorporation, dated April 3, 2009	(i)	S-1		3.1	6/22/2010
3.2	Bylaws, dated April 3, 2009	(ii)	S-1		3.2	6/22/2010
3.3	Certificate of Amendment to the Certificate of Incorporation, dated August 8, 2013	(iii)	10-Q		3.3	8/14/2013
4.1	Specimen Stock Certificate	(iv)	S-1		4.1	6/22/2010
4.2	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, dated August 6, 2013		10-Q		4.2	8/14/2013
10.1	Innovative Product Opportunities Inc. Trust Agreement		S-1		10.1	6/22/2010
10.2	Side Letter Agreement, The Cellular Connection Ltd., dated January 8, 2018	X
10.3	Side Letter Agreement, Stuart Turk, dated January 8, 2018	X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS*	XBRL Instance Document	X
101.SCH*	XBRL Taxonomy Extension Schema Document	X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Definition	X

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE	TWO HANDS CORPORATION

March 29, 2018	By: /s/ Nadav Elituv Nadav Elituv, President (Principal Executive Officer), Principal Financial Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

By: /s/ Nadav Elituv Nadav Elituv	President (Principal Executive Officer), Principal Financial Officer and Director	March 29, 2018