Form 10-Q
period 2018-03-31
TWO HANDS Corp
filed 2018-05-21
CIK 1494413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of May 21, 2018, the issuer had 451,217,690 shares of its common stock issued and outstanding, par value $0.0001 per share.

TWO HANDS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2018

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

TWO HANDS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017

ASSETS	(Unaudited)

Current assets
Cash	$ 11,398	$ 18,771
Accounts receivable, net	76,888	--
Total current assets	88,286	18,771

Property and equipment, net	1,483	1,694

Total assets	$ 89,769	$ 20,465

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$ 108,154	$ 251,679
Convertible notes, net of unamortized debt discount of $64,617 and $0, respectively	441,893	164,763
Notes payable	60,151	258,995
Due to related party	23,359	41,734
Total current liabilities	633,557	717,171

Total liabilities	633,557	717,171

Commitments and Contingencies	--	--

Stockholders’ deficit
Preferred stock; $0.001 par value; 1,000,000 shares authorized, -0- issued and outstanding	--	--
Common stock; $0.0001 par value; 3,000,000,000 shares authorized, 451,217,690 and 406,217,690 shares issued and outstanding, respectively	45,122	40,621
Shares to be issued	690,718	469,218
Additional paid-in capital	23,585,417	23,247,917
Accumulated deficit	(24,865,045)	(24,454,462)
Total stockholders’ deficit	(543,788)	(696,706)

Total liabilities and stockholders’ deficit	$ 89,769	$ 20,465

The accompanying footnotes are an integral part of these financial statements.

TWO HANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three months ended March 31, 2018	Three months ended March 31, 2017

Sales	$ 170,852	$ -
Cost of sales	--	-
Gross profit	170,852	-

Operating expenses
Bad debts	6,200	--
General and administrative	173,600	127,995
Stock-based compensation - salaries	231,500	375
Total expenses	411,300	128,370
Loss from operations	(240,448)	(128,370)

Other income (loss)
Amortization of debt discount and interest expense	(20,135)	(7,097)
Loss on settlement of debt	(150,000)	--
	(170,135)	(7,097)

Net loss for the period	$ (410,583)	$ (135,467)
Net loss per common shares - basic	$ (0.00)	$ (0.00)

Weighted average number of
common shares outstanding - basic	432,217,690	406,217,690

The accompanying footnotes are an integral part of these financial statements.

TWO HANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the three months ended March 31, 2018	For the three months ended March 31, 2017
Cash flows from operating activities
Net loss for the period	$ (410,583)	$ (135,467)
Adjustments to reconcile net loss to cash (used in) provided by operating activities
Depreciation and amortization	211	--
Bad debt	6,200	--
Stock based compensation	231,500	375
Amortization of debt discount	20,135	7,097
Loss on settlement of debt	150,000	--
Change in operating assets and liabilities
Decrease (increase) in accounts receivable	(83,088)	10,188
Increase in accounts payable and accrued liabilities	36,477	95,304
Net cash used in operating activities	(49,148)	(22,503)

Cash flow from financing activities
Advances by related party	19,474	5,439
Repayment of advances to related party	(37,850)	(4,120)
Proceeds from notes payable	60,151	20,016
Net cash provided by financing activities	41,775	21,335

Net change in cash	(7,373)	(1,168)

Cash, beginning of the period	18,771	1,280

Cash, end of the period	$ 11,398	$ 112

Cash paid during the period
Interest paid	$ --	$ --
Income tax paid	$ --	$ --
Supplemental disclosure of non-cash investing and financing activities
Issue of shares to settle convertible notes	$ 152,000	$ --
Issue of shares to settle accrued liabilities	$ 180,000	$ --
Issue of convertible notes to settle notes payable	$ 258,995	$ --
Issue of shares to settle shares to be issued	$ 10,000	$ --

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

The Company is also in the business of working with other independent contractors to build brand awareness campaigns for clients and their products. The Company provides assistance in building brand awareness for the products it sells through its internet website, out-of-home, mobile, online and other media outlets as required. Additionally, the Company develops the creative media to support the client’s media buys. The Company also assists Clients in developing and assisting in matters of developing brand strategies and discussions pertaining thereof. The Company executes and/or oversee the research, planning, pricing, creative development, tracking and deployment of all online and out-of-home advertising projects needed to promote client products and services.

The operations of the business are carried on by a 100% owned subsidiary, I8 Interactive Corporation, a company incorporated under the laws of Ontario, Canada.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying financial statements of Two Hands Corporation have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the annual financial statements for the year ended December 31, 2017 of Two Hands Corporation in our Form 10-K filed on March 29, 2018.

The interim financial statements present the balance sheets, statements of operations and cash flows of Two Hands Corporation.  The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2018 and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature.  Interim results are not necessarily indicative of results of operations for the full year.

GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  During the three months ended March 31, 2018, the Company incurred a net loss of $410,583 and used cash in operating activities of $49,148, and at March 31, 2018, had a stockholders’ deficit of $543,788. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued.   The Company will be dependent upon the raising of additional capital through placement of its common stock in order to implement its business plan. There can be no assurance that the Company will be successful in this situation.  Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might result from this uncertainty. The Company is funding its initial operations by way of loans from its Chief Executive Office and others, and the use of equity to pay some operating expenses.  The Company's officers and directors have committed to advancing certain operating costs of the Company.

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, I8 Interactive Corporation. All intercompany transactions and balances have been eliminated in consolidation.

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

REVENUE RECOGNITION

In accordance with ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which we expect to be entitled to receive in exchange for these goods or services. The provisions of ASC 606 include a five-step process by which we determine revenue recognition, depicting the transfer of goods or services to customers in amounts reflecting the payment to which we expect to be entitled in exchange for those goods or services. ASC 606 requires us to apply the following steps: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, we satisfy the performance obligation.

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

NET LOSS PER SHARE

Basic net income (loss) per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period increased to include the number of additional common shares that would have been outstanding if potentially dilutive securities had been issued. At March 31, 2018 and December 31, 2017, we excluded the common stock issuable upon conversion of convertible promissory notes of 3,335,502,947 shares and 206,301,000 shares, respectively, as their effect would have been anti-dilutive.

FOREIGN CURRENCY TRANSLATION

The financial statements are presented in the Company’s functional currency which is the United States dollars.  In accordance with FASB ASC 830, Foreign Currency Matters, foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Non-monetary assets and liabilities are translated at exchange rates prevailing at the transaction date. Revenue and expenses are translated at average rates of exchange during the periods presented.  Related translation adjustments are reported as a separate component of stockholders' deficit, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers.  ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition.  ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract.  The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  In addition, during 2016 the FASB has issued ASU 2016-08, ASU 2016-10 and ASU 2016-12, all of which clarify certain implementation guidance within ASU 2014-09, and ASU 2016-11, which rescinds certain SEC guidance effective upon an entity’s adoption of ASU 2014-09.  ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017.  Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein.  The standard can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption.  The Company adopted ASU 2014-09 in the first quarter of fiscal 2018 under the modified retrospective approach. ASU 2014-09 did not have a material impact on the amount and timing of revenue recognized in the Company’s condensed consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases.  ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months.  ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018.  Early adoption is permitted.  A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  The Company does not anticipate a material impact to its condensed consolidated financial statements on adopting ASU 2016-02. However, the ultimate impact of adopting ASU 2016-02 will depend on the Company’s lease portfolio as of the adoption date.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

NOTE 3 – CONVERTIBLE NOTES

On June 10, 2014, the Company agreed to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable issued to The Cellular Connection Ltd. during the period from February 22, 2013 to June 10, 2014 with a total carrying value $42,189. The issue price of the Note is $42,189 with a face value of $54,193 and the Note has a maturity date of December 31, 2014. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.40 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. On June 20 and 26, 2014 the Company elected to convert $5,500 of principal into 13,750 shares of the Company's common stock. In accordance with the original terms of the Side Letter Agreement, the convertible note was renewed on January 1, 2015, the face value increased by 20% and the maturity date was extended to December 31, 2015. From January 1 to December 31, 2015, the Company elected to convert $31,932 of principal and interest of a convertible note due to The Cellular Connection Ltd. into 159,660 shares of common stock of the Company at a fixed conversion price of $0.20 per share. In accordance with the original terms of the Side Letter Agreement, the convertible note was renewed on January 1, 2016, the face value increased by 20% and the maturity date was extended to December 31, 2016. On March 21, 2016 the Company elected to convert $16,750 of principal and interest of a convertible note due to The Cellular Connection Ltd. into 83,750 shares of common stock of the Company at a fixed conversion price of $0.20 per share. On September 1, 2016 the Company elected to convert $2,000 of principal and interest of a convertible note due to The Cellular Connection Ltd. into 20,000,000 shares of common stock of the Company at a fixed conversion price of $0.0001 per share. In accordance with the original terms of the Side Letter Agreement, the convertible note was renewed on January 1, 2017, the face value increased by 20% and the maturity date was extended to December 31, 2017. In accordance with the original terms of the Side Letter Agreement, the convertible note was renewed on January 1, 2018, the face value increased by 20% and the maturity date was extended to December 31, 2018. On February 7, 2018 the Company elected to convert $2,000 of principal and interest of a convertible note due to The Cellular Connection Ltd. into 20,000,000 shares of common stock of the Company at a fixed conversion price of $0.0001 per share. This conversion resulted in a loss on debt settlement of $150,000 due to the requirement to record the share issuance at fair value on the date the shares were issued (February 7, 2018). The condensed consolidated statement of operations includes interest expense of $772 and $644 for the three months ended March 31, 2018 and 2017, respectively. At March 31, 2018 and December 31, 2017 the carrying amount of the Note is $14,432 (face value of $16,792 less $2,360 unamortized discount) and $15,660 (face value of $15,660 less $0 unamortized discount), respectively.

On September 1, 2016, Doug Clark, former Chief Executive Officer and related party, assigned the Side Letter Agreement (“Note”) dated June 10, 2014 with a total carrying value $382,016 to DC Design Inc. (“DC Design”). In addition on September 1, 2016, the Company entered into an amended Side Letter Agreement with DC Design to amend and add certain terms to the Side Letter Agreement and advances from the period from June 25, 2014 to December 24, 2014. Under the terms of the amended Side Letter Agreement, the issue price of the Note is $174,252 with an interest rate 20% per annum and maturity date of December 31, 2017. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.003 per share of the Company’s common stock. The modification of the Note has been accounted for as debt extinguishment and the issuance of a new debt instrument. Accordingly, in connection with extinguishment of the original debt, the Company recognized a $207,764 gain with a related party as an increase in additional paid-in capital in the condensed consolidated statement of equity. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the note.  On September 1, 2016 the Company elected to convert $60,000 of principal and interest of the convertible note due to DC Design into 20,000,000 shares of common stock of the Company at a fixed conversion price of $0.003 per share. In accordance with the original terms of the Side Letter Agreement, the convertible note was renewed on January 1, 2018, the face value increased by 20% and the maturity date was extended to December 31, 2018. The condensed consolidated statement of operations includes interest expense of $7,353 and $6,453 for the three months ended March 31, 2018 and 2017, respectively. At March 31, 2018 and December 31, 2017 the carrying amount of the Note is $156,456 (face value of $178,923 less $22,467 unamortized discount) and $149,103 (face value of $149,103 less $0 unamortized discount), respectively.

On January 8, 2018, the Company entered into a Side Letter Agreement (“Note”) with The Cellular Connection Ltd., to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $14,930 issued by the Company during the period of June 2014 and December 2017. The issue price of the Note is $14,930 with a face value of $17,916 and the Note has a maturity date of December 31, 2018. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2019. The outstanding face value of the Note shall increase by another 20% on January 1, 2020 and again on each one year anniversary of the Note until the Note has been paid in full. The condensed consolidated statement of operations includes interest expense of $693 and $0 for the three months ended March 31, 2018 and 2017, respectively. At March 31, 2018 and December 31, 2017 the carrying amount of the Note is $15,622 (face value of $17,916 less $2,294 unamortized discount) and $0, respectively.

On January 8, 2018, the Company entered into a Side Letter Agreement (“Note”) with Stuart Turk, to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $244,065 issued by the Company during the period of July 2014 and December 2017. The issue price of the Note is $244,065 with a face value of $292,878 and the Note has a maturity date of December 31, 2018. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2019. The outstanding face value of the Note shall increase by another 20% on January 1, 2020 and again on each one year anniversary of the Note until the Note has been paid in full. The condensed consolidated statement of operations includes interest expense of $11,317 and $0 for the three months ended March 31, 2018 and 2017, respectively. At March 31, 2018 and December 31, 2017 the carrying amount of the Note is $255,383 (face value of $292,879 less $37,496 unamortized discount) and $0, respectively.

NOTE 4 – NOTES PAYABLE

As of March 31, 2018 and December 31, 2017 notes payable due to Stuart Turk, Jordan Turk and The Cellular Connection Limited, a corporation controlled by Stuart Turk, totaling $60,151 and $258,995, respectively, were outstanding. The balances are non-interest bearing, unsecured and have no specified terms of repayment.

NOTE 5 – RELATED PARTY TRANSACTIONS

As of March 31, 2018 and December 31, 2017 advances of $23,359 and $41,734, respectively, were due to Nadav Elituv, the Company's Chief Executive Officer. The balance is non-interest bearing, unsecured and have no specified terms of repayment.

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

Stock-based compensation – salaries expense related to these employment agreements for the three months ended March 31, 2018 and 2017 is $231,500 and $375, respectively. Stock-based compensation – salaries expense is recognized ratably over the requisite service period.

NOTE 6 - STOCKHOLDERS’ DEFICIT

The Company is authorized to issue an aggregate of 3,000,000,000 common shares with a par value of $0.0001 per share and 1,000,000 shares of preferred stock with a par value of $0.001 per share. No preferred shares have been issued.

On February 7, 2018 the Company elected to convert $2,000 of principal and interest of a convertible note due to The Cellular Connection Ltd. into 20,000,000 shares of common stock of the Company valued at $152,000 ($0.0076 per share) at a fixed conversion price of $0.0001 per share. The conversion resulted in a loss on settlement of debt of $150,000.

On February 7, 2018, the Company issued 25,000,000 shares of common stock valued at $190,000 ($0.0076 per share) to settle accrued liabilities for salary of $180,000 and shares to be issued of $10,000 due to the Nadav Elituv, the Chief Executive Officer of the Company.

Shares to be issued

As at March 31, 2018 and December 31, 2017, the Company had total shares to be issued of 6,215,302 shares of common stock and 5,031,092 shares of common stock, respectively, for stock-based compensation –salaries (see Note 5).

NOTE 7 – CONCENTRATION RISK

The company is subject to risk of non-payment on its trade accounts receivable. For the three months ended March 31, 2018 and 2017, the company has few customers. One customer represents 100% of the total outstanding accounts receivable and one customer represents 100% of total sales. Management consistently monitors its client credit terms with customers to reduce credit risk exposure.

NOTE 8 – SUBSEQUENT EVENTS

On April 12, 2018, the Company entered into a Side Letter Agreement (“Note”) with Jordon Turk to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $45,000 issued by the Company during the period of March 19, 2018 to April 12, 2018. The issue price of the Note is $45,000 with a face value of $54,000 and the Note has a maturity date of December 31, 2018. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2019. The outstanding face value of the Note shall increase by another 20% on January 1, 2020 and again on each one year anniversary of the Note until the Note has been paid in full.

On May 10, 2018, the Company entered into a Side Letter Agreement (“Note”) with Jordon Turk to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $35,000 issued by the Company on May 9, 2018. The issue price of the Note is $35,000 with a face value of $42,000 and the Note has a maturity date of December 31, 2018. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2019. The outstanding face value of the Note shall increase by another 20% on January 1, 2020 and again on each one year anniversary of the Note until the Note has been paid in full.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains "forward-looking statements" that involve risks and uncertainties.  You should not place undue reliance on these forward-looking statements.  Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in our Form 10-K filed on March 29, 2018, and other filings we make with the Securities and Exchange Commission.  Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

The following discussion and analysis of financial condition and results of operations is based upon, and should be read in conjunction with our audited financial statements and related notes thereto included elsewhere in this report, and in our Form 10-K filed on March 29, 2018.

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

The Company is also in the business of working with other independent contractors to build brand awareness campaigns for clients and their products. The Company provides assistance in building brand awareness for the products it sells through its internet website, out-of-home, mobile, online and other media outlets as required. Additionally, the Company develops the creative media to support the client’s media buys. The Company also assists Clients in developing and assisting in matters of developing brand strategies and discussions pertaining thereof. The Company executes and/or oversee the research, planning, pricing, creative development, tracking and deployment of all online and out-of-home advertising projects needed to promote client products and services.

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

RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017.

REVENUES

Our revenue for the three months ended March 31, 2018 was $170,852, compared to $0 for the three months ended March 31, 2017. The increase in revenue was due to services provided for brand awareness campaigns for clients and their products. During the three months ended March 31, 2018, 100% of revenue was earned from one customer.

COSTS OF GOODS SOLD

Our cost of sales for the three months ended March 31, 2018 and March 31, 2017was $0.

OPERATING EXPENSES

Our general and administrative expense for the three months ended March 31, 2018 was $173,600, compared to $127,995 for the three months ended March 31, 2017, respectively. The increase in general and administrative expense is primarily due to an increase in consulting, investor relations, professional and travel. Our bad debt expenses for the three months ended March 31, 2018 was $6,200 compared to $0 for the three months ended March 31, 2017. During the three months ended March 31, 2018, CEO salary expense of $231,500 for 2,500,000 shares of common stock to be issued of the Company was recorded. During the three months ended March 31, 2017, CEO salary expense of $375 for 1,875 shares of common stock to be issued of the Company was recorded.

OTHER INCOME (EXPENSE)

Interest expense for the three months ended March 31, 2018 was $20,135, compared to $7,097 for the three months ended March 31, 2017. The increase in interest expense is primarily due to the issuance of two convertible notes on January 8, 2018 with a total issue price of $258,995.

On February 7, 2018 the Company elected to convert $2,000 of principal and interest of a convertible note into 20,000,000 shares of common stock of the Company resulting in a loss on settlement of debt of $150,000.

NET INCOME/LOSS

Our net loss for the three months ended March 31, 2018 was $410,583, compared to $135,467 for the three months ended March 31, 2017, respectively. Our losses during the three months ended March 31, 2018 and 2017 are due to costs associated with professional fees, our transfer agent, investor relations, stock-based compensation for services and loss on settlement of debt.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

As of March 31, 2018, we had cash of $11,398 and total liabilities of $633,567.  Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations. We are completely dependent upon the willingness of our management to fund our initial operations by way of loans from our Chief Executive Officer, shareholders and others.

The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  During the three months ended March 31, 2018, the Company incurred a net loss of $410,583 and used cash in operating activities of $49,148, and at March 31, 2018, had a stockholders’ deficit of $543,788. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued.  The Company’s independent registered public accounting firm, in their report on the Company’s financial statements for the year ending December 31, 2017, expressed substantial doubt about the Company’s ability to continue as a going concern.  The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty should we be unable to continue as a going concern.

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

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2018, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended March 31, 2018, we did not have any unregistered sales of equity securities.

On February 7, 2018 the Company elected to convert $2,000 of principal and interest of a convertible note due to The Cellular Connection Ltd. into 20,000,000 shares of common stock of the Company valued at $152,000 ($0.0076 per share) at a fixed conversion price of $0.0001 per share.

On February 7, 2018, the Company issued 25,000,000 shares of common stock valued at $190,000 ($0.0076 per share) to settled accrued liabilities for salary of $180,000 and share to be issued of $10,000 due to the Nadav Elituv, the Chief Executive Officer of the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

During the quarter ended March 31, 2018, we did not have any defaults upon senior securities.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Certificate of Incorporation, dated April 3, 2009	(i)	S-1		3.1	6/22/2010
3.2	Bylaws, dated April 3, 2009	(ii)	S-1		3.2	6/22/2010
3.3	Certificate of Amendment to the Certificate of Incorporation, dated August 8, 2013	(iii)	10-Q		3.3	8/14/2013
4.1	Specimen Stock Certificate	(iv)	S-1		4.1	6/22/2010
4.2	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, dated August 6, 2013		10-Q		4.2	8/14/2013
10.1	Innovative Product Opportunities Inc. Trust Agreement		S-1		10.1	6/22/2010
10.2	Side Letter Agreement, The Cellular Connection Ltd., dated January 8, 2018		10-K		10.2	3/29/2018
10.3	Side Letter Agreement, Stuart Turk, dated January 8, 2018		10-K		10.3	3/29/2018
10.4	Side Letter Agreement, Jordan Turk, dated April 12, 2018	X	10-Q		10.4	5/21/2018
10.5	Side Letter Agreement, Jordan Turk, dated May 10, 2018	X	10-Q		10.5	5/21/2018
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TWO HANDS CORPORATION

May 21, 2018	By: /s/ Nadav Elituv Nadav Elituv, President (Principal Executive Officer), Principal Financial Officer and Director