Form 10-Q
period 2018-06-30
TWO HANDS Corp
filed 2018-08-13
CIK 1494413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission File Number: 333-167667

TWO HANDS CORPORATION

 (Exact name of registrant as specified in its charter)

Delaware	42-1770123
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
33 Davis Avenue, Level 2 Toronto, Ontario, Canada (Address of Principal Executive Offices)	M4M 2A9 (Zip Code)

(416) 357-0399

(Registrant's telephone number, including area code)

100 Broadview Avenue #300 Toronto Ontario Canada M4M 3H3

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of August 8, 2018, the issuer had 598,736,592 shares of its common stock issued and outstanding, par value $0.0001 per share.

TWO HANDS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2018

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

TWO HANDS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017

ASSETS	(Unaudited)

Current assets
Cash	$ 19,855	$ 18,771
Accounts receivable, net	28,463	--
Prepaid expense	287,862	--
Total current assets	336,180	18,771

Property and equipment, net	3,004	1,694

Total assets	$ 339,184	$ 20,465

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$ 61,200	$ 251,679
Non-redeemable convertible notes, net of unamortized debt discount of $55,012 and $0, respectively	424,898	164,763
Notes payable	60,787	258,995
Due to related party	2,238	41,734
Total current liabilities	549,123	717,171

Total liabilities	549,123	717,171

Commitments and Contingencies		--

Stockholders’ deficit
Preferred stock; $0.001 par value; 1,000,000 shares authorized, -0- issued and outstanding		--
Common stock; $0.0001 par value; 3,000,000,000 shares authorized, 598,736,592 and 406,217,690 shares issued and outstanding, respectively	59,874	40,621
Shares to be issued	--	469,218
Additional paid-in capital	25,141,500	23,247,917
Accumulated deficit	(25,411,313)	(24,454,462)
Total stockholders’ deficit	(209,939)	(696,706)

Total liabilities and stockholders’ deficit	$ 339,184	$ 20,465

The accompanying footnotes are an integral part of these financial statements.

TWO HANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30, 2018	Three months ended June 30, 2017	Six months ended June 30, 2018	Six months ended June 30, 2017

Sales	$ 104,305	$ -	$ 275,157	$ -
Cost of sales	--	-	--	-
Gross profit	104,305	-	275,157	-

Operating expenses
Bad debts	--	--	6,200	--
General and administrative	219,069	166,889	392,669	294,885
Stock-based compensation - salaries	231,500	375	463,000	750
Total expenses	450,569	167,264	861,869	295,635
Loss from operations	(346,264)	(167,264)	(586,712)	(295,635)

Other income (loss)
Amortization of debt discount and interest expense	(25,604)	(7,177)	(45,739)	(14,274)
Loss on settlement of debt	(174,400)	-	(324,400)	-
	(200,004)	(7,177)	(370,139)	(14,274)

Net loss for the period	$ (546,268)	$ (174,441)	$ (956,851)	$ (309,909)
Net loss per common shares - basic	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of
common shares outstanding - basic	491,363,152	406,217,690	461,953,807	406,217,690

The accompanying footnotes are an integral part of these financial statements.

TWO HANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the six months ended June 30, 2018	For the six months ended June 30, 2017
Cash flows from operating activities
Net loss for the period	$ (956,851)	$ (309,909)
Adjustments to reconcile net loss to cash (used in) provided by operating activities
Depreciation and amortization	433	--
Bad debt	6,200	--
Stock based compensation	463,000	750
Amortization of debt discount	45,739	14,274
Loss on settlement of debt	324,400	--
Change in operating assets and liabilities
Accounts receivable	(34,663)	10,188
Prepaid expense	6,138	(7,400)
Accounts payable and accrued liabilities	47,141	191,016
Net cash used in operating activities	(98,463)	(101,081)

Cash flow from investing activities
Purchase of fixed assets	(1,743)	--
Net cash used in investing activities	(1,743)	--

Cash flow from financing activities
Advances by related party	43,683	17,894
Repayment of advances to related party	(83,180)	(5,004)
Proceeds from notes payable	140,787	87,670
Net cash provided by financing activities	101,290	100,560

Net change in cash	1,084	(521)

Cash, beginning of the period	18,771	1,280

Cash, end of the period	$ 19,855	$ 759

Cash paid during the period
Interest paid	$ --	$ --
Income tax paid	$ --	$ --
Supplemental disclosure of non-cash investing and financing activities
Issue of shares for prepaid expense	$ 294,000	$ --
Issue of shares to settle accounts payable and accrued liabilities	$ 237,616	$ --
Issue of convertible notes to settle notes payable	$ 338,995	$ --
Issue of shares to settle non-redeemable convertible notes	$ 449,000	$ --
Issue of shares to settle shares to be issued	$ 932,218	$ --

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

Since July 1, 2014, our business is a research and product development firm.  Over the past few years we have specialized in computer vision and gesture recognition technologies.  We have leveraged our relationship with our product development team of programmers and designers to implement our vision for building a state of the art co-parenting application.

The Two Hands Application launched on July 25, 2018.

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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2018 and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature.  Interim results are not necessarily indicative of results of operations for the full year.

Reclassifications

On the condensed consolidated statement of cash flows for the six months ended June 30, 2017, expenses paid by third party and expenses paid by related party of $15,840 and 17,894, respectively, totaling $33,734 were reclassified from cash flows from operating activities to cash flows from financing activities. As a result, cash flows from financing activities was increased by $33,734 and cash flows from operating activities was decreased by $33,734.

GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  During the six months ended June 30, 2018, the Company incurred a net loss of $956,851 and used cash in operating activities of $98,463, and at June 30, 2018, had a stockholders’ deficit of $209,939. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued.   The Company will be dependent upon the raising of additional capital through placement of its common stock in order to implement its business plan. There can be no assurance that the Company will be successful in this situation.  Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might result from this uncertainty. The Company is funding its initial operations by way of loans from its Chief Executive Officer and others, and the use of equity to pay some operating expenses.  The Company's officers and directors have committed to advancing certain operating costs of the Company.

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

NET LOSS PER SHARE

Basic net income (loss) per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period increased to include the number of additional common shares that would have been outstanding if potentially dilutive securities had been issued. At June 30, 2018 and December 31, 2017, we excluded the common stock issuable upon conversion of convertible promissory notes of 4,229,502,947 shares and 206,301,000 shares, respectively, as their effect would have been anti-dilutive.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments such as cash, accounts and sundry receivable, accounts payable and accrued liabilities, non-redeemable convertible notes, notes payable and due to related parties are reported at cost, which approximates fair value due to the short term nature of these financial instruments.

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

NOTE 3 – NON-REDEEMABLE CONVERTIBLE NOTES

On June 10, 2014, the Company agreed to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable issued to The Cellular Connection Ltd. during the period from February 22, 2013 to June 10, 2014 with a total carrying value $42,189. The issue price of the Note is $42,189 with a face value of $54,193 and the Note has a maturity date of December 31, 2014. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.40 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. On June 20 and 26, 2014 the Company elected to convert $5,500 of principal into 13,750 shares of the Company's common stock. In accordance with the original terms of the Side Letter Agreement, the non-redeemable convertible note was renewed on January 1, 2015, the face value increased by 20% and the maturity date was extended to December 31, 2015. From January 1 to December 31, 2015, the Company elected to convert $31,932 of principal and interest of a non-redeemable convertible note due to The Cellular Connection Ltd. into 159,660 shares of common stock of the Company at a fixed conversion price of $0.20 per share. In accordance with the original terms of the Side Letter Agreement, the non-redeemable convertible note was renewed on January 1, 2016, the face value increased by 20% and the maturity date was extended to December 31, 2016. On March 21, 2016 the Company elected to convert $16,750 of principal and interest of a non-redeemable convertible note due to The Cellular Connection Ltd. into 83,750 shares of common stock of the Company at a fixed conversion price of $0.20 per share. On September 1, 2016 the Company elected to convert $2,000 of principal and interest of a non-redeemable convertible note due to The Cellular Connection Ltd. into 20,000,000 shares of common stock of the Company at a fixed conversion price of $0.0001 per share. In accordance with the original terms of the Side Letter Agreement, the non-redeemable convertible note was renewed on January 1, 2017, the face value increased by 20% and the maturity date was extended to December 31, 2017. In accordance with the original terms of the Side Letter Agreement, the non-redeemable convertible note was renewed on January 1, 2018, the face value increased by 20% and the maturity date was extended to December 31, 2018. On February 7, 2018 the Company elected to convert $2,000 of principal and interest of a non-redeemable convertible note due to The Cellular Connection Ltd. into 20,000,000 shares of common stock of the Company at a fixed conversion price of $0.0001 per share. This conversion resulted in a loss on debt settlement of $150,000 due to the requirement to record the share issuance at fair value on the date the shares were issued (February 7, 2018). On May 22, 2018 the Company elected to convert $2,600 of principal and interest of a non-redeemable convertible note due to The Cellular Connection Ltd. into 26,000,000 shares of common stock of the Company at a fixed conversion price of $0.0001 per share. This conversion resulted in a loss on debt settlement of $114,400 due to the requirement to record the share issuance at fair value on the date the shares were issued (May 22, 2018). The condensed consolidated statement of operations includes interest expense of $781 and $1,553 for the three and six months ended June 30, 2018, respectively. At June 30, 2018 and December 31, 2017 the carrying amount of the Note is $12,613 (face value of $14,192 less $1,579 unamortized discount) and $15,660 (face value of $15,660 less $0 unamortized discount), respectively.

On September 1, 2016, Doug Clark, former Chief Executive Officer and related party, assigned the Side Letter Agreement (“Note”) dated June 10, 2014 with a total carrying value $382,016 to DC Design Inc. (“DC Design”). In addition on September 1, 2016, the Company entered into an amended Side Letter Agreement with DC Design to amend and add certain terms to the Side Letter Agreement and advances from the period from June 25, 2014 to December 24, 2014. Under the terms of the amended Side Letter Agreement, the issue price of the Note is $174,252 with an interest rate 20% per annum and maturity date of December 31, 2017. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.003 per share of the Company’s common stock. The modification of the Note has been accounted for as debt extinguishment and the issuance of a new debt instrument. Accordingly, in connection with extinguishment of the original debt, the Company recognized a $207,764 gain with a related party as an increase in additional paid-in capital in the condensed consolidated statement of equity. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the note.  On September 1, 2016 the Company elected to convert $60,000 of principal and interest of the non-redeemable convertible note due to DC Design into 20,000,000 shares of common stock of the Company at a fixed conversion price of $0.003 per share. In accordance with the original terms of the Side Letter Agreement, the non-redeemable convertible note was renewed on January 1, 2018, the face value increased by 20% and the maturity date was extended to December 31, 2018. On May 22, 2018 the Company elected to convert $120,000 of principal and interest of a non-redeemable convertible note due to DC Design into 40,000,000 shares of common stock of the Company at a fixed conversion price of $0.003 per share. This conversion resulted in a loss on debt settlement of $60,000 due to the requirement to record the share issuance at fair value on the date the shares were issued (May 22, 2018). The condensed consolidated statement of operations includes interest expense of $7,435 and $14,788 for the three and six months ended June 30, 2018, respectively. At June 30, 2018 and December 31, 2017 the carrying amount of the Note is $43,891 (face value of $58,922 less $15,033 unamortized discount) and $149,103 (face value of $149,103 less $0 unamortized discount), respectively.

On January 8, 2018, the Company entered into a Side Letter Agreement (“Note”) with The Cellular Connection Ltd., to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $14,930 issued by the Company during the period of June 2014 and December 2017. The issue price of the Note is $14,930 with a face value of $17,916 and the Note has a maturity date of December 31, 2018. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2019. The outstanding face value of the Note shall increase by another 20% on January 1, 2020 and again on each one year anniversary of the Note until the Note has been paid in full. The condensed consolidated statement of operations includes interest expense of $759 and $1,451 for the three and six months ended June 30, 2018, respectively. At June 30, 2018 and December 31, 2017 the carrying amount of the Note is $16,381 (face value of $17,916 less $1,535 unamortized discount) and $0, respectively.

On January 8, 2018, the Company entered into a Side Letter Agreement (“Note”) with Stuart Turk, to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $244,065 issued by the Company during the period of July 2014 and December 2017. The issue price of the Note is $244,065 with a face value of $292,878 and the Note has a maturity date of December 31, 2018. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2019. The outstanding face value of the Note shall increase by another 20% on January 1, 2020 and again on each one year anniversary of the Note until the Note has been paid in full. The condensed consolidated statement of operations includes interest expense of $12,408 and $23,725 for the three and six months ended June 30, 2018, respectively. At June 30, 2018 and December 31, 2017 the carrying amount of the Note is $267,791 (face value of $292,879 less $25,088 unamortized discount) and $0, respectively.

On April 12, 2018, the Company entered into a Side Letter Agreement (“Note”) with Jordan Turk to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $45,000 issued by the Company during the period of March 19, 2018 to April 12, 2018. The issue price of the Note is $45,000 with a face value of $54,000 and the Note has a maturity date of December 31, 2018. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2019. The outstanding face value of the Note shall increase by another 20% on January 1, 2020 and again on each one year anniversary of the Note until the Note has been paid in full. The condensed consolidated statement of operations includes interest expense of $2,703 and $2,703 for the three and six months ended June 30, 2018, respectively. At June 30, 2018 and December 31, 2017 the carrying amount of the Note is $47,703 (face value of $54,000 less $6,297 unamortized discount) and $0, respectively.

On May 10, 2018, the Company entered into a Side Letter Agreement (“Note”) with Jordan Turk to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $35,000 issued by the Company on May 9, 2018. The issue price of the Note is $35,000 with a face value of $42,000 and the Note has a maturity date of December 31, 2018. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2019. The outstanding face value of the Note shall increase by another 20% on January 1, 2020 and again on each one year anniversary of the Note until the Note has been paid in full. The condensed consolidated statement of operations includes interest expense of $1,519 and $1,519 for the three and six months ended June 30, 2018, respectively. At June 30, 2018 and December 31, 2017 the carrying amount of the Note is $36,519 (face value of $42,000 less $5,481 unamortized discount) and $0, respectively.

NOTE 4 – NOTES PAYABLE

As of June 30, 2018 and December 31, 2017 notes payable due to Stuart Turk, Jordan Turk and The Cellular Connection Limited, a corporation controlled by Stuart Turk, totaling $60,787 and $258,995, respectively, were outstanding. The balances are non-interest bearing, unsecured and have no specified terms of repayment.

NOTE 5 – RELATED PARTY TRANSACTIONS

As of June 30, 2018 and December 31, 2017 advances of $2,238 and $41,734, respectively, were due to Nadav Elituv, the Company's Chief Executive Officer. The balance is non-interest bearing, unsecured and have no specified terms of repayment.

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

Stock-based compensation – salaries expense related to these employment agreements for the six months ended June 30, 2018 and 2017 is $463,000 and $750, respectively. Stock-based compensation – salaries expense is recognized ratably over the requisite service period.

NOTE 6 - STOCKHOLDERS’ DEFICIT

The Company is authorized to issue an aggregate of 3,000,000,000 common shares with a par value of $0.0001 per share and 1,000,000 shares of preferred stock with a par value of $0.001 per share. No preferred shares have been issued.

On February 7, 2018 the Company elected to convert $2,000 of principal and interest of a non-redeemable convertible note due to The Cellular Connection Ltd. into 20,000,000 shares of common stock of the Company valued at $152,000 ($0.0076 per share) at a fixed conversion price of $0.0001 per share. The conversion resulted in a loss on settlement of debt of $150,000.

On February 7, 2018, the Company issued 25,000,000 shares of common stock valued at $190,000 ($0.0076 per share) to settle accrued liabilities for salary of $180,000 and shares to be issued of $10,000 due to the Nadav Elituv, the Chief Executive Officer of the Company.

On May 22, 2018 the Company elected to convert $2,600 of principal and interest of a non-redeemable convertible note due to The Cellular Connection Ltd. into 26,000,000 shares of common stock of the Company valued at $117,000 ($0.0045 per share) at a fixed conversion price of $0.0001 per share. The conversion resulted in a loss on settlement of debt of $114,400.

On May 22, 2018 the Company elected to convert $120,000 of principal and interest of a non-redeemable convertible note due to DC Design Inc. into 40,000,000 shares of common stock of the Company valued at $180,000 ($0.0045 per share) at a fixed conversion price of $0.003 per share. The conversion resulted in a loss on settlement of debt of $60,000.

On May 22, 2018, the Company issued 8,715,302 shares of common stock to settle shares to be issued (stock payable) valued at $922,218, which has been recorded over the contract period ended June 30,2018,  for stock based compensation due to the Nadav Elituv, the Chief Executive Officer of the Company.

On May 22, 2018, the Company issued 12,803,600 shares of common stock valued at $57,616 ($0.0045 per share) for accounts payable of $57,616.

On June 26, 2018, the Company issued 60,000,000 shares of common stock valued at $294,000 ($0.0049 per share) for the services to be provided in a period of June 26, 2018 to December 31, 2018.

Shares to be issued

As at June 30, 2018 and December 31, 2017, the Company had total shares to be issued of 0 shares of common stock and 5,031,092 shares of common stock, respectively, for stock-based compensation –salaries (see Note 5).

NOTE 7 – CONCENTRATION RISK

The company is subject to risk of non-payment on its trade accounts receivable. For the six months ended June 30, 2018, the company has few customers. One customer represents 100% of the total outstanding accounts receivable and one customer represents 97% of total sales. Management consistently monitors its client credit terms with customers to reduce credit risk exposure.

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

Since July 1, 2014, our business is a research and product development firm.  Over the past few years we have specialized in computer vision and gesture recognition technologies.  We have leveraged our relationship with our product development team of programmers and designers to implement our vision for building a state of the art co-parenting application.

The Two Hands Application launched on July 25, 2018.

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

The Two Hands Application launched on July 25, 2018 and currently has approximately 13,000 pre-registered users. We are on-boarding the pre-registered users and new customers.  We continue to further refine the Application for direct use by family law professionals and mediators.

Our user fees for the Two Hands Application are $14.96 per month or $119.88 per year or $215.76 per two year period.

We anticipate earning revenue as users finish their initial 14 free trial period.

RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2018 AND 2017.

REVENUES

Our revenue for the three months ended June 30, 2018 was $104,305, compared to $0 for the three months ended June 30, 2017. The increase in revenue was due to services provided for brand awareness campaigns for clients and their products. During the three months ended June 30, 2018, 100% of revenue was earned from one customer.

COSTS OF GOODS SOLD

Our cost of sales for the three months ended June 30, 2018 and June 30, 2017 was $0.

OPERATING EXPENSES

Our general and administrative expense for the three months ended June 30, 2018 was $219,068, compared to $166,889 for the three months ended June 30, 2017, respectively. The increase in general and administrative expense is primarily due to an increase in consulting, investor relations, professional and travel. During the three months ended June 30, 2018, CEO salary expense of $231,500 for 2,500,000 shares of common stock to be issued of the Company was recorded. During the three months ended June 30, 2017, CEO salary expense of $375 for 1,875 shares of common stock to be issued of the Company was recorded.

OTHER INCOME (EXPENSE)

Interest expense for the three months ended June 30, 2018 was $25,605, compared to $7,177 for the three months ended June 30, 2017. The increase in interest expense is primarily due to the issuance of two non-redeemable convertible notes on April 12, 2018 and May 10, 2018 with a total issue price of $80,000.

On May 22, 2018 the Company elected to convert $2,600 of principal and interest of a non-redeemable convertible note into 26,000,000 shares of common stock of the Company resulting in a loss on settlement of debt of $114,400.

On May 22, 2018 the Company elected to convert $120,000 of principal and interest of a non-redeemable convertible note into 40,000,000 shares of common stock of the Company resulting in a loss on settlement of debt of $60,000.

NET INCOME/LOSS

Our net loss for the three months ended June 30, 2018 was $546,268, compared to $174,441 for the three months ended June 30, 2017, respectively. Our losses during the three months ended June 30, 2018 and 2017 are due to costs associated with professional fees, our transfer agent, investor relations, stock-based compensation for services and loss on settlement of debt.

COMPARISON OF RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017.

REVENUES

Our revenue for the six months ended June 30, 2018 was $275,157, compared to $0 for the six months ended June 30, 2017. The increase in revenue was due to services provided for brand awareness campaigns for clients and their products. During the six months ended June 30, 2018, 97% of revenue was earned from one customer.

COSTS OF GOODS SOLD

Our cost of sales for the six months ended June 30, 2018 and June 30, 2017 was $0.

OPERATING EXPENSES

Our general and administrative expense for the six months ended June 30, 2018 was $392,669, compared to $294,885 for the six months ended June 30, 2017, respectively. The increase in general and administrative expense is primarily due to an increase in consulting, investor relations, professional and travel. Our bad debt expenses for the six months ended June 30, 2018 was $6,200 compared to $0 for the six months ended June 30, 2017. During the six months ended June 30, 2018, CEO salary expense of $463,000 for 5,000,000 shares of common stock to be issued of the Company was recorded. During the six months ended June 30, 2017, CEO salary expense of $750 for 3,750 shares of common stock to be issued of the Company was recorded.

OTHER INCOME (EXPENSE)

Interest expense for the six months ended June 30, 2018 was $45,739, compared to $14,274 for the six months ended June 30, 2017. The increase in interest expense is primarily due to the issuance of four non-redeemable convertible notes on January 8, 2018, January 8, 2018, April 12, 2018 and May 10, 2018 with a total issue price of $338,995.

On February 7, 2018 the Company elected to convert $2,000 of principal and interest of a non-redeemable convertible note into 20,000,000 shares of common stock of the Company resulting in a loss on settlement of debt of $150,000.

On May 22, 2018 the Company elected to convert $2,600 of principal and interest of a non-redeemable convertible note into 26,000,000 shares of common stock of the Company resulting in a loss on settlement of debt of $114,400.

On May 22, 2018 the Company elected to convert $120,000 of principal and interest of a non-redeemable convertible note into 40,000,000 shares of common stock of the Company resulting in a loss on settlement of debt of $60,000.

NET INCOME/LOSS

Our net loss for the six months ended June 30, 2018 was $956,851, compared to $309,909 for the six months ended June 30, 2017, respectively. Our losses during the six months ended June 30, 2018 and 2017 are due to costs associated with professional fees, our transfer agent, investor relations, stock-based compensation for services and loss on settlement of debt.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

As of June 30, 2018, we had cash of $19,855 and total liabilities of $549,123.  Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations. We are completely dependent upon the willingness of our management to fund our initial operations by way of loans from our Chief Executive Officer, shareholders and others.

The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  During the six months ended June 30, 2018, the Company incurred a net loss of $956,851 and used cash in operating activities of $98,463, and at June 30, 2018, had a stockholders’ deficit of $209,939. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued.  The Company’s independent registered public accounting firm, in their report on the Company’s financial statements for the year ending December 31, 2017, expressed substantial doubt about the Company’s ability to continue as a going concern.  The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty should we be unable to continue as a going concern.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended June 30, 2018, we did not have any unregistered sales of equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

During the quarter ended June 30, 2018, we did not have any defaults upon senior securities.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Certificate of Incorporation, dated April 3, 2009	(i)	S-1		3.1	6/22/2010
3.2	Bylaws, dated April 3, 2009	(ii)	S-1		3.2	6/22/2010
3.3	Certificate of Amendment to the Certificate of Incorporation, dated August 8, 2013	(iii)	10-Q		3.3	8/14/2013
4.1	Specimen Stock Certificate	(iv)	S-1		4.1	6/22/2010
4.2	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, dated August 6, 2013		10-Q		4.2	8/14/2013
10.1	Innovative Product Opportunities Inc. Trust Agreement		S-1		10.1	6/22/2010
10.2	Side Letter Agreement, The Cellular Connection Ltd., dated January 8, 2018		10-K		10.2	3/29/2018
10.3	Side Letter Agreement, Stuart Turk, dated January 8, 2018		10-K		10.3	3/29/2018
10.4	Side Letter Agreement, Jordan Turk, dated April 12, 2018		10-Q		10.4	5/21/2018
10.5	Side Letter Agreement, Jordan Turk, dated May 10, 2018		10-Q		10.5	5/21/2018
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TWO HANDS CORPORATION

August 13, 2018	By: /s/ Nadav Elituv Nadav Elituv, President (Principal Executive Officer), Principal Financial Officer and Director