Form 10-Q
period 2018-09-30
TWO HANDS Corp
filed 2018-11-16
CIK 1494413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of November 14, 2018, the issuer had 145,199,289 shares of its common stock issued and outstanding, par value $0.0001 per share.

TWO HANDS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2018

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

TWO HANDS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
ASSETS	(Unaudited)

Current assets
Cash	$ 5,413	$ 18,771
Accounts receivable, net	33,832	-
Prepaid expense	1,152,465	-
Total current assets	1,191,710	18,771

Property and equipment, net	2,629	1,694

Total assets	$ 1,194,339	$ 20,465

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued liabilities	$ 87,671	$ 251,679
Non-redeemable convertible notes, net of unamortized debt discount of $34,259 and $0, respectively	456,051	164,763
Notes payable	75,691	258,995
Due to related party	34,412	41,734
Total current liabilities	653,825	717,171

Total liabilities	653,825	717,171

Commitments and Contingencies	-	-

Stockholder's equity (deficit)
Preferred stock; $0.001 par value; 1,000,000 shares authorized, 0 issued and outstanding	-	-
Common stock; $0.0001 par value; 3,000,000,000 shares authorized, 145,199,289 and 812,435 shares issued and outstanding, respectively	14,520	81
Shares to be issued	61,638	469,218
Additional paid-in capital	30,620,754	23,288,457
Accumulated deficit	(30,156,398)	(24,454,462)
Total stockholders' equity (deficit)	540,514	(696,706)

Total liabilities and stockholders' equity (deficit)	$ 1,194,339	$ 20,465

The accompanying footnotes are an integral part of these financial statements.

TWO HANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Sales	$ 77,631	$ -	$ 352,788	$ -

Operating expenses
Bad debts	-	-	6,200	-
General and administrative	478,824	50,726	872,473	345,611
Stock-based compensation - services	1,745,800	-	1,745,800	-
Stock-based compensation - salaries	663,638	231,500	1,126,638	232,250
Total expenses	2,888,262	282,226	3,751,111	577,861

Loss from operations	(2,810,631)	(282,226)	(3,398,323)	(577,861)

Other income (loss)
Amortization of debt discount and interest expense	(28,754)	(7,255)	(74,493)	(21,529)
Loss on settlement of debt	(1,904,700)	-	(2,229,100)	-
	(1,933,454)	(7,255)	(2,303,593)	(21,529)

Net loss for the period	$ (4,744,085)	$ (289,481)	$ (5,701,916)	$ (599,390)

Net loss per common share - basic	$ (0.15)	$ (0.36)	$ (0.50)	$ (0.74)

Weighted average number of common shares outstanding - basic	31,688,421	812,635	11,292,634	812,435

The accompanying footnotes are an integral part of these financial statements.

	TWO HANDS CORPORATION
	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	(Unaudited)

	Nine months ended September 30,
	2018	2017
Cash flows from operating activities
Net loss for the period	$ (5,701,936)	$ (599,390)
Adjustments to reconcile net loss
to cash (used in) provided by operating activities
Depreciation and amortization	808	41
Bad debt	6,200	-
Stock-based compensation	2,872,438	232,250
Amortization of debt discount	74,493	21,529
Loss on settlement of debt	2,229,100	-
Change in operating assets and liabilities
Accounts receivable	(40,032)	10,188
Prepaid expense	285,335	(7,400)
Accounts payable and accrued liabilities	73,610	200,551
Net cash used in operating activities	(199,984)	(142,231)

Cash flows from investing activities
Purchase of fixed assets	(1,743)	(1,978)
Net cash used in investing activities	(1,743)	(1,978)

Cash flow from financing activities
Advance by related party	59,668	35,522
Repayment of advances to related party	(66,990)	(6,443)
Proceeds from notes payable	195,691	119,195
Net cash provided by financing activities	188,369	148,274

Net change in cash	(13,358)	4,065

Cash, beginning of the period	18,771	1,280

Cash, end of the period	$ 5,413	$ 5,345

Cash paid during the period
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

Supplemental disclosure of non-cash investing and financing activities
Issue of share for prepaid expense	$ 1,437,800	$ -
Issue of shares to settle accounts payable and accrued liabilities	$ 237,616	$ -
Issue of convertible notes to settle notes payable	$ 378,995	$ -
Issue of shares to settle non-redeemable convertible notes	$ 162,200	$ -
Issue of shares to settle shares to be issued	$ 932,218	$ -

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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2018 and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature.  Interim results are not necessarily indicative of results of operations for the full year.

Reclassifications

On the condensed consolidated statement of cash flows for the nine months ended September 30, 2017, expenses paid by third party and expenses paid by related party of $21,265 and $35,522, respectively, totaling $56,787 were reclassified from cash flows from operating activities to cash flows from financing activities. As a result, cash flows from financing activities was increased by $56,787 and cash flows from operating activities was decreased by $56,787.

GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  During the nine months ended September 30, 2018, the Company incurred a net loss of $5,701,936 and used cash in operating activities of $199,984, and at September 30, 2018, had a stockholders’ equity of $540,514. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued.   The Company will be dependent upon the raising of additional capital through placement of its common stock in order to implement its business plan. There can be no assurance that the Company will be successful in this situation.  Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might result from this uncertainty. The Company is funding its initial operations by way of loans from its Chief Executive Officer and others, and the use of equity to pay some operating expenses.  The Company's officers and directors have committed to advancing certain operating costs of the Company.

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

NET LOSS PER SHARE

Basic net income (loss) per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period increased to include the number of additional common shares that would have been outstanding if potentially dilutive securities had been issued. At September 30, 2018 and December 31, 2017, we excluded the common stock issuable upon conversion of convertible promissory notes of 4,681,502,947 shares and 412,602 shares, respectively, as their effect would have been anti-dilutive.

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

In June 2018, the FASB issued ASU 2018-07—Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees subject to certain exceptions. ASC 2018-07 expands the scope of ASC Topic 718, Compensation-Stock Compensation (“ASC 718”) to include share-based payments granted to nonemployees in exchange for goods or services used or consumed in an entity’s own operations and supersedes the guidance in ASC 505-50 by moving it to ASC 718. This amendment is effective beginning January 1, 2019. Early adoption is permitted, but no earlier than an entity’s adoption date of ASC 606. The Company adopted ASU 2018-07 with respect to grants of shares of common stock of the Company made in June 2018.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

NOTE 3 – NON-REDEEMABLE CONVERTIBLE NOTES

On June 10, 2014, the Company agreed to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable issued to The Cellular Connection Ltd. during the period from February 22, 2013 to June 10, 2014 with a total carrying value $42,189. The issue price of the Note is $42,189 with a face value of $54,193 and the Note has a maturity date of December 31, 2014. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $200.00 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. On June 20 and 26, 2014 the Company elected to convert $5,500 of principal into 27.5 shares of the Company's common stock. In accordance with the original terms of the Side Letter Agreement, the non-redeemable convertible note was renewed on January 1, 2015, the face value increased by 20% and the maturity date was extended to December 31, 2015. From January 1 to December 31, 2015, the Company elected to convert $31,932 of principal and interest of a non-redeemable convertible note due to The Cellular Connection Ltd. into 319.32 shares of common stock of the Company at a fixed conversion price of $100.00 per share. In accordance with the original terms of the Side Letter Agreement, the non-redeemable convertible note was renewed on January 1, 2016, the face value increased by 20% and the maturity date was extended to December 31, 2016. On March 21, 2016 the Company elected to convert $16,750 of principal and interest of a non-redeemable convertible note due to The Cellular Connection Ltd. into 167.5 shares of common stock of the Company at a fixed conversion price of $100.00 per share. On September 1, 2016 the Company elected to convert $2,000 of principal and interest of a non-redeemable convertible note due to The Cellular Connection Ltd. into 40,000 shares of common stock of the Company at a fixed conversion price of $0.05 per share. In accordance with the original terms of the Side Letter Agreement, the non-redeemable convertible note was renewed on January 1, 2017, the face value increased by 20% and the maturity date was extended to December 31, 2017. In accordance with the original terms of the Side Letter Agreement, the non-redeemable convertible note was renewed on January 1, 2018, the face value increased by 20% and the maturity date was extended to December 31, 2018. On February 7, 2018 the Company elected to convert $2,000 of principal and interest of a non-redeemable convertible note due to The Cellular Connection Ltd. into 40,000 shares of common stock of the Company at a fixed conversion price of $0.05 per share. This conversion resulted in a loss on debt settlement of $150,000 due to the requirement to record the share issuance at fair value on the date the shares were issued (February 7, 2018). On May 22, 2018 the Company elected to convert $2,600 of principal and interest of a non-redeemable convertible note due to The Cellular Connection Ltd. into 52,000 shares of common stock of the Company at a fixed conversion price of $0.05 per share. This conversion resulted in a loss on debt settlement of $114,400 due to the requirement to record the share issuance at fair value on the date the shares were issued (May 22, 2018). On September 10, 2018 the Company elected to convert $1,100 of principal and interest of a non-redeemable convertible note due to The Cellular Connection Ltd. into 11,000,000 shares of common stock of the Company at a fixed conversion price of $0.0001 per share. This conversion resulted in a loss on debt settlement of $330,000 due to the requirement to record the share issuance at fair value on the date the shares were issued (September 10, 2018). On September 25, 2018 the Company elected to convert $500 of principal and interest of a non-redeemable convertible note due to The Cellular Connection Ltd. into 5,000,000 shares of common stock of the Company at a fixed conversion price of $0.0001 per share. This conversion resulted in a loss on debt settlement of $1,249,500 due to the requirement to record the share issuance at fair value on the date the shares were issued (September 25, 2018).The condensed consolidated statement of operations includes interest expense of $789 and $2,343 for the three and nine months ended September 30, 2018, respectively. At September 30, 2018 and December 31, 2017 the carrying amount of the Note is $11,803 (face value of $12,592 less $789 unamortized discount) and $15,660 (face value of $15,660 less $0 unamortized discount), respectively.

On September 1, 2016, Doug Clark, former Chief Executive Officer and related party, assigned the Side Letter Agreement (“Note”) dated June 10, 2014 with a total carrying value $382,016 to DC Design Inc. (“DC Design”). In addition on September 1, 2016, the Company entered into an amended Side Letter Agreement with DC Design to amend and add certain terms to the Side Letter Agreement and advances from the period from June 25, 2014 to December 24, 2014. Under the terms of the amended Side Letter Agreement, the issue price of the Note is $174,252 with an interest rate 20% per annum and maturity date of December 31, 2017. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $1.50 per share of the Company’s common stock. The modification of the Note has been accounted for as debt extinguishment and the issuance of a new debt instrument. Accordingly, in connection with extinguishment of the original debt, the Company recognized a $207,764 gain with a related party as an increase in additional paid-in capital in the condensed consolidated statement of equity. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the note.  On September 1, 2016 the Company elected to convert $60,000 of principal and interest of the non-redeemable convertible note due to DC Design into 40,000 shares of common stock of the Company at a fixed conversion price of $1.50 per share. In accordance with the original terms of the Side Letter Agreement, the non-redeemable convertible note was renewed on January 1, 2018, the face value increased by 20% and the maturity date was extended to December 31, 2018. On May 22, 2018 the Company elected to convert $120,000 of principal and interest of a non-redeemable convertible note due to DC Design into 80,000 shares of common stock of the Company at a fixed conversion price of $1.50 per share. This conversion resulted in a loss on debt settlement of $60,000 due to the requirement to record the share issuance at fair value on the date the shares were issued (May 22, 2018). On September 10, 2018 the Company elected to convert $36,000 of principal and interest of a non-redeemable convertible note due to DC Design into 12,000,000 shares of common stock of the Company at a fixed conversion price of $0.003 per share. This conversion resulted in a loss on debt settlement of $325,200 due to the requirement to record the share issuance at fair value on the date the shares were issued (September 10, 2018).The condensed consolidated statement of operations includes interest expense of $7,516 and $22,304 for the three and nine months ended September 30, 2018, respectively. At September 30, 2018 and December 31, 2017 the carrying amount of the Note is $15,407 (face value of $22,923 less $7,516 unamortized discount) and $149,103 (face value of $149,103 less $0 unamortized discount), respectively.

On January 8, 2018, the Company entered into a Side Letter Agreement (“Note”) with The Cellular Connection Ltd., to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $14,930 issued by the Company during the period of June 2014 and December 2017. The issue price of the Note is $14,930 with a face value of $17,916 and the Note has a maturity date of December 31, 2018. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2019. The outstanding face value of the Note shall increase by another 20% on January 1, 2020 and again on each one year anniversary of the Note until the Note has been paid in full. The condensed consolidated statement of operations includes interest expense of $767 and $2,219 for the three and nine months ended September 30, 2018, respectively. At September 30, 2018 and December 31, 2017 the carrying amount of the Note is $17,149 (face value of $17,916 less $767 unamortized discount) and $0, respectively.

On January 8, 2018, the Company entered into a Side Letter Agreement (“Note”) with Stuart Turk, to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $244,065 issued by the Company during the period of July 2014 and December 2017. The issue price of the Note is $244,065 with a face value of $292,878 and the Note has a maturity date of December 31, 2018. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2019. The outstanding face value of the Note shall increase by another 20% on January 1, 2020 and again on each one year anniversary of the Note until the Note has been paid in full. The condensed consolidated statement of operations includes interest expense of $12,544 and $36,269 for the three and nine months ended September 30, 2018, respectively. At September 30, 2018 and December 31, 2017 the carrying amount of the Note is $280,335 (face value of $292,879 less $12,544 unamortized discount) and $0, respectively.

On April 12, 2018, the Company entered into a Side Letter Agreement (“Note”) with Jordan Turk to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $45,000 issued by the Company during the period of March 19, 2018 to April 12, 2018. The issue price of the Note is $45,000 with a face value of $54,000 and the Note has a maturity date of December 31, 2018. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2019. The outstanding face value of the Note shall increase by another 20% on January 1, 2020 and again on each one year anniversary of the Note until the Note has been paid in full. The condensed consolidated statement of operations includes interest expense of $3,149 and $5,851 for the three and nine months ended September 30, 2018, respectively. At September 30, 2018 and December 31, 2017 the carrying amount of the Note is $50,851 (face value of $54,000 less $3,149 unamortized discount) and $0, respectively.

On May 10, 2018, the Company entered into a Side Letter Agreement (“Note”) with Jordan Turk to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $35,000 issued by the Company on May 9, 2018. The issue price of the Note is $35,000 with a face value of $42,000 and the Note has a maturity date of December 31, 2018. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2019. The outstanding face value of the Note shall increase by another 20% on January 1, 2020 and again on each one year anniversary of the Note until the Note has been paid in full. The condensed consolidated statement of operations includes interest expense of $2,741 and $4,259 for the three and nine months ended September 30, 2018, respectively. At September 30, 2018 and December 31, 2017 the carrying amount of the Note is $39,259 (face value of $42,000 less $2,741 unamortized discount) and $0, respectively.

On September 13, 2018, the Company entered into a Side Letter Agreement (“Note”) with Jordan Turk to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $40,000 issued by the Company during the period of July 10 to September 13, 2018. The issue price of the Note is $40,000 with a face value of $48,000 and the Note has a maturity date of December 31, 2018. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2019. The outstanding face value of the Note shall increase by another 20% on January 1, 2020 and again on each one year anniversary of the Note until the Note has been paid in full. The condensed consolidated statement of operations includes interest expense of $1,248 and $1,248 for the three and nine months ended September 30, 2018, respectively. At September 30, 2018 and December 31, 2017 the carrying amount of the Note is $41,247 (face value of $48,000 less $6,753 unamortized discount) and $0, respectively.

NOTE 4 – NOTES PAYABLE

As of September 30, 2018 and December 31, 2017 notes payable due to Stuart Turk, Jordan Turk and The Cellular Connection Limited, a corporation controlled by Stuart Turk, totaling $75,691 and $258,995, respectively, were outstanding. The balances are non-interest bearing, unsecured and have no specified terms of repayment.

NOTE 5 – RELATED PARTY TRANSACTIONS

As of September 30, 2018 and December 31, 2017 advances of $34,412 and $41,734, respectively, were due to Nadav Elituv, the Company's Chief Executive Officer. The balance is non-interest bearing, unsecured and have no specified terms of repayment.

Employment Agreements

On July 1, 2016, the Company executed an employment agreement for the period from July 1, 2016 to June 30, 2017 with Nadav Elituv, the Chief Executive Officer of the Company whereby the Company shall pay 15 shares of Common Stock of the Company with a fair value of $1,500 ($100.00 per share) and an annual salary of $360,000 payable monthly on the first day of each month from available funds.

On July 1, 2017, the Company executed an employment agreement for the period from July 1, 2017 to June 30, 2018 with Nadav Elituv, the Chief Executive Officer of the Company whereby the Company shall pay 20,000 shares of Common Stock of the Company with a fair value of $926,000 ($46.30 per share).

On September 10, 2018, the Company executed an employment agreement for the period from July 1, 2018 to June 30, 2019 with Nadav Elituv, the Chief Executive Officer of the Company whereby the Company shall pay 50,000,000 shares of Common Stock of the Company and an annual salary of $151,200 payable monthly on the first day of each month from available funds.

Stock-based compensation – salaries expense related to these employment agreements for the nine months ended September 30, 2018 and 2017 is $1,126,638 and $232,250, respectively. Stock-based compensation – salaries expense is recognized ratably over the requisite service period.

NOTE 6 - STOCKHOLDERS’ DEFICIT

The Company is authorized to issue an aggregate of 3,000,000,000 common shares with a par value of $0.0001 per share and 1,000,000 shares of preferred stock with a par value of $0.0001 per share. No preferred shares have been issued.

Effective August 14, 2018, the Company’s Board of Directors and a majority of the shareholders of the Company amended the Company’s Articles of Incorporation to) effect a 1-for-500 reverse common stock split. All common stock share and per-share amounts for all periods presented in these consolidated financial statements have been adjusted retroactively to reflect the reverse stock split.

On February 7, 2018 the Company elected to convert $2,000 of principal and interest of a non-redeemable convertible note due to The Cellular Connection Ltd. into 40,000 shares of common stock of the Company valued at $152,000 ($3.80 per share) at a fixed conversion price of $0.05 per share. The conversion resulted in a loss on settlement of debt of $150,000.

On February 7, 2018, the Company issued 50,000 shares of common stock valued at $190,000 ($3.80 per share) to settle accrued liabilities for salary of $180,000 and shares to be issued of $10,000 due to the Nadav Elituv, the Chief Executive Officer of the Company.

On May 22, 2018 the Company elected to convert $2,600 of principal and interest of a non-redeemable convertible note due to The Cellular Connection Ltd. into 52,000 shares of common stock of the Company valued at $117,000 ($2.25 per share) at a fixed conversion price of $0.05 per share. The conversion resulted in a loss on settlement of debt of $114,400.

On May 22, 2018 the Company elected to convert $120,000 of principal and interest of a non-redeemable convertible note due to DC Design Inc. into 80,000 shares of common stock of the Company valued at $180,000 ($2.25 per share) at a fixed conversion price of $1.50 per share. The conversion resulted in a loss on settlement of debt of $60,000.

On May 22, 2018, the Company issued 17,431 shares of common stock to settle shares to be issued (stock payable) valued at $922,218, which has been recorded over the contract period ended June 30, 2018, for stock based compensation due to the Nadav Elituv, the Chief Executive Officer of the Company.

On May 22, 2018, the Company issued 25,607 shares of common stock valued at $57,616 ($2.25 per share) for accounts payable of $57,616.

On June 26, 2018, the Company issued 120,000 shares of common stock valued at $294,000 ($2.45 per share) for the services to be provided in a period of June 26, 2018 to December 31, 2018.

On September 10, 2018 the Company elected to convert $1,100 of principal and interest of a non-redeemable convertible note due to The Cellular Connection Ltd. into 11,000,000 shares of common stock of the Company valued at $331,100 ($0.0301 per share) at a fixed conversion price of $0.0001 per share. The conversion resulted in a loss on settlement of debt of $330,000.

On September 10, 2018 the Company elected to convert $36,000 of principal and interest of a non-redeemable convertible note due to DC Design Inc. into 12,000,000 shares of common stock of the Company valued at $361,200 ($0.0301 per share) at a fixed conversion price of $0.003 per share. The conversion resulted in a loss on settlement of debt of $325,200.

On September 10, 2018, the Company issued 20,000,000 shares of common stock valued at $602,000 ($0.0301 per share) to the Nadav Elituv, the Chief Executive Officer of the Company for officer compensation.

On September 10, 2018, the Company issued 18,000,000 shares of common stock valued at $541,800 ($0.0301 per share) for the services to be provided in a period of September 10, 2018 to December 31, 2018.

On September 10, 2018, the Company issued 20,000,000 shares of common stock valued at $602,000 ($0.0301 per share) for the services to be provided in a period of September 10, 2018 to September 10, 2019.

On September 10, 2018, the Company issued 58,000,000 shares of common stock valued at $1,745,800 ($0.0301 per share) for the consulting services.

On September 25, 2018 the Company elected to convert $500 of principal and interest of a non-redeemable convertible note due to The Cellular Connection Ltd. into 5,000,000 shares of common stock of the Company valued at $1,250,000 ($0.2500 per share) at a fixed conversion price of $0.0001 per share. The conversion resulted in a loss on settlement of debt of $1,249,500.

Shares to be issued

As at September 30, 2018 and December 31, 2017, the Company had total shares to be issued of 2,047,782 shares of common stock and 10,062 shares of common stock, respectively, for stock-based compensation –salaries (see Note 5).

NOTE 7 – CONCENTRATION RISK

The company is subject to risk of non-payment on its trade accounts receivable. For the nine months ended September 30, 2018, the company has few customers. One customer represents 100% of the total outstanding accounts receivable and one customer represents 98% of total sales. Management consistently monitors its client credit terms with customers to reduce credit risk exposure.

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

Effective August 14, 2018, the Company’s Board of Directors and a majority of the shareholders of the Company amended the Company’s Articles of Incorporation to) effect a 1-for-500 reverse common stock split. All common stock share and per-share amounts for all periods presented in these consolidated financial statements have been adjusted retroactively to reflect the reverse stock split.

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

RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017.

REVENUES

Our revenue for the three months ended September 30, 2018 was $77,631, compared to $0 for the three months ended September 30, 2017. The increase in revenue was due to services provided for brand awareness campaigns for clients and their products. During the three months ended September 30, 2018, 100% of revenue was earned from one customer.

COSTS OF GOODS SOLD

Our cost of sales for the three months ended September 30, 2018 and September 30, 2017 was $0.

OPERATING EXPENSES

Our general and administrative expense for the three months ended September 30, 2018 was $479,824, compared to $50,726 for the three months ended September 30, 2017, respectively. The increase in general and administrative expense is primarily due to an increase in consulting, salary, investor relations, professional and travel. Included in general and administrative expense for the three months ended September 30, 2018 is salary expense of $37,800 for our Chief Executive Officer.

Stock-based compensation – services for the three months ended September 30, 2018 comprises of 58,000,000 shares of common stock valued at $1,745,800 ($0.0301 per share) for the consulting services.

Stock-based compensation – salaries for the three months ended September 30, 2018 comprises of 20,000,000 shares of common stock valued at $602,000 ($0.0301 per share) and shares to be issued valued at $61,638 for salary to our Chief Executive Officer.

OTHER INCOME (EXPENSE)

Interest expense for the three months ended September 30, 2018 was $28,754, compared to $7,255 for the three months ended September 30, 2017. The increase in interest expense is primarily due to the issuance of five non-redeemable convertible notes on January 8, 2018, January 8, 2018, April 12, 2018, May 10, 2018 and September 13, 2018 with a total issue price of $378,995.

On September 10, 2018 the Company elected to convert $1,100 of principal and interest of a non-redeemable convertible note into 11,000,000 shares of common stock of the Company resulting in a loss on settlement of debt of $330,000.

On September 10, 2018 the Company elected to convert $36,000 of principal and interest of a non-redeemable convertible note into 12,000,000 shares of common stock of the Company resulting in a loss on settlement of debt of $325,200.

On September 25, 2018 the Company elected to convert $500 of principal and interest of a non-redeemable convertible note into 5,000,000 shares of common stock of the Company resulting in a loss on settlement of debt of $1,249,500.

NET INCOME/LOSS

Our net loss for the three months ended September 30, 2018 was $4,745,085, compared to $289,481 for the three months ended September 30, 2017, respectively. Our losses during the three months ended September 30, 2018 and 2017 are due to costs associated with professional fees, our transfer agent, investor relations, stock-based compensation for services and loss on settlement of debt.

COMPARISON OF RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017.

REVENUES

Our revenue for the nine months ended September 30, 2018 was $352,788, compared to $0 for the nine months ended September 30, 2017. The increase in revenue was due to services provided for brand awareness campaigns for clients and their products. During the nine months ended September 30, 2018, 98% of revenue was earned from one customer.

COSTS OF GOODS SOLD

Our cost of sales for the nine months ended September 30, 2018 and September 30, 2017 was $0.

OPERATING EXPENSES

Our general and administrative expense for the nine months ended September 30, 2018 was $872,493, compared to $345,611 for the nine months ended September 30, 2017, respectively. The increase in general and administrative expense is primarily due to an increase in consulting, salary, investor relations, professional and travel. Our bad debt expenses for the nine months ended September 30, 2018 was $6,200 compared to $0 for the nine months ended September 30, 2017. Included in general and administrative expense for the nine months ended September 30, 2018 is salary expense of $37,800 for our Chief Executive Officer,

Stock-based compensation – services for the nine months ended September 30, 2018 comprises of 58,000,000 shares of common stock valued at $1,745,800 ($0.0301 per share) for the consulting services.

Stock-based compensation – salaries for the nine months ended September 30, 2018 comprises of 20,010,000 shares of common stock valued at $1,065,000 and shares to be issued valued at $61,638 for salaries to our Chief Executive Officer.

OTHER INCOME (EXPENSE)

Interest expense for the nine months ended September 30, 2018 was $74,493, compared to $21,529 for the nine months ended September 30, 2017. The increase in interest expense is primarily due to the issuance of five non-redeemable convertible notes on January 8, 2018, January 8, 2018, April 12, 2018, May 10, 2018 and September 13, 2018 with a total issue price of $378,995.

On February 7, 2018 the Company elected to convert $2,000 of principal and interest of a non-redeemable convertible note into 40,000 shares of common stock of the Company resulting in a loss on settlement of debt of $150,000.

On May 22, 2018 the Company elected to convert $2,600 of principal and interest of a non-redeemable convertible note into 52,000 shares of common stock of the Company resulting in a loss on settlement of debt of $114,400.

On May 22, 2018 the Company elected to convert $120,000 of principal and interest of a non-redeemable convertible note into 80,000 shares of common stock of the Company resulting in a loss on settlement of debt of $60,000.

On September 10, 2018 the Company elected to convert $1,100 of principal and interest of a non-redeemable convertible note into 11,000,000 shares of common stock of the Company resulting in a loss on settlement of debt of $330,000.

On September 10, 2018 the Company elected to convert $36,000 of principal and interest of a non-redeemable convertible note into 12,000,000 shares of common stock of the Company resulting in a loss on settlement of debt of $325,200.

On September 25, 2018 the Company elected to convert $500 of principal and interest of a non-redeemable convertible note into 5,000,000 shares of common stock of the Company resulting in a loss on settlement of debt of $1,249,500.

NET INCOME/LOSS

Our net loss for the nine months ended September 30, 2018 was $5,701,936, compared to $599,390 for the nine months ended September 30, 2017, respectively. Our losses during the nine months ended September 30, 2018 and 2017 are due to costs associated with professional fees, our transfer agent, investor relations, stock-based compensation for services and loss on settlement of debt.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

As of September 30, 2018, we had cash of $5,413 and total liabilities of $653,825.  Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations. We are completely dependent upon the willingness of our management to fund our initial operations by way of loans from our Chief Executive Officer, shareholders and others.

The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  During the nine months ended September 30, 2018, the Company incurred a net loss of $5,701,936 and used cash in operating activities of $199,984, and at September 30, 2018, had a stockholders’ deficit of $540,514. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued.  The Company’s independent registered public accounting firm, in their report on the Company’s financial statements for the year ending December 31, 2017, expressed substantial doubt about the Company’s ability to continue as a going concern.  The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty should we be unable to continue as a going concern.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended September 30, 2018, we did not have any unregistered sales of equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

During the quarter ended September 30, 2018, we did not have any defaults upon senior securities.

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

TWO HANDS CORPORATION

November 16, 2018	By: /s/ Nadav Elituv Nadav Elituv, Chief Executive Officer and Principal Financial Officer