Form 10-K
period 2018-12-31
Two Hands Corp
filed 2019-04-01
CIK 1494413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒       ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-167667

TWO HANDS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	42-1770123
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

33 Davies Ave Toronto, Ontario Canada	M4M 2A9
(Address of Principal Executive Offices)	(Zip Code)

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $1,869,559.

As of March 18, 2019, the registrant had 161,199,289 outstanding shares of Common Stock.

Documents incorporated by reference: None.

2

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

The Two Hands Application launched on July 25, 2018.

On February 20, 2019, the Company announced the launch of its application, Two Hands Gone, a new encrypted messaging app.

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

EMPLOYEES

As of April 1, 2019, we had one employee, Nadav Elituv, the Chief Executive Officer and Board member of the Company. We believe that our relations with our employee is good. All other services to the Company are provided by contractors who are primarily paid with stock-based compensation. Personnel will be added on an as-needed basis and based on available funds.

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

  2Houses
  Our Family Wizard
  Coparently
  Custody X Change
  Custody Junction

PRODUCT DEVELOPMENT

We have suspended the work on interactive displays, and staging & lighting products. The Two Hands co-parenting Application launched on July 25, 2018.  We have continued to work on building a mobile version in addition to our responsive web application of our co-operating platform and expect to launch that in the summer of 2019.  We recently launched our Two Hands Gone Application, an encrypted private messaging application that can be downloaded from either the apple app store or Google play store.  We are continuing to develop both applications adding new features and capabilities.

MANUFACTURING AND PRODUCT SOURCING

Most supplies used in the manufacturing process are readily available from any number of local and international suppliers, at competitive prices. Delivery of product will vary depending on source and quantity required.

SUBSEQUENT EVENT

Colombian Cannabis License

On January 17, 2019, the Company entered into an agreement to purchase a 100% interest in the Colombian License held by Plantro Inc S.A.S. The transaction is subject to the Company’s satisfaction that it can acquire the License free and clear of all encumbrances, completion of due diligence, receipt of any third-party consents and there being no material adverse change in the License. The Company has agreed to issue ten million (10,000,000) restricted shares of its common stock and pay a royalty of 15% of net income, calculated in accordance with US GAAP, earned from the License to Plantro Inc S.A.S. The transaction was originally expected to close on February 15, 2019. On February 27, 2019, the Company announced the closing of the transaction was extended to the week of April 4, 2019 to satisfy the conditions placed on Plantro Inc S.A.S. We currently believe that the transaction will close by the end of the second quarter of 2019.

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

OUR INDEPENDENT AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Currently, we have limited assets, nor do we have operations or a source of revenue sufficient to cover our operational costs and allow us to continue as a going concern. Since our inception on April 3, 2009 through December 31, 2018, we have an accumulated deficit of $32,550,870. The Company will be dependent upon the raising of additional capital through placement of its common stock in order to implement our business plan. We are currently funding our initial operations by way of loans from our Chief Executive Officer and others and through the issuance of common stock in exchange for services. Accordingly, these factors raise substantial doubt as to our ability to continue as a going concern.

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

WE CURRENTLY HAVE ONLY LIMITED CUSTOMERS AND IF WE CANNOT ATTRACT CUSTOMERS WE WILL NOT GENERATE REVENUES AND OUR BUSINESS WILL FAIL.

As of March 18, 2019, we have not generated any profit. We may not be able to successfully attract other customers and in the event that we do attract customers, we may not be able to maintain such customers and as a result, we will not generate revenues and our business will fail. If our business fails, you will lose all or part of your investment.

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

CBD/Hemp Extract Risk Factors

OUR CBD INITIATIVE IS IN ITS EARLY STAGES AND MAY NOT MATERIALIZE OR DEVELOP AS PLANNED DUE TO BUSINESS AND REGULATORY FACTORS.

Our CBD line of business is in its early stages, and my not materialize or develop as planned due a myriad of business and regulatory factors. For example, many companies are entering the CBD space and competition for market share and acceptance of new products we will be significant. Many details concerning our planned launch remain under development and the pilot test may not be as successful as planned.

NEGATIVE PRESS FROM HAVING A HEMP OR CANNABIS-RELATED LINE OF BUSINESS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION, AND RESULTS OF OPERATIONS.

There is a misconception that hemp and marijuana, which both belong to the cannabis family, are the same thing, but industrial hemp is roughly defined as a cannabis plant with not more than 0.3 percent THC content on a dry-weight basis. Any hemp oil or hemp derivative we use will comport with this definition of less than 0.3% THC. Despite this, we may still receive negative attention from the press, business clients, or partners, grounded in these broad misconceptions, and this in turn can materially adversely affect our business.

POSSIBLE YET UNANTICIPATED CHANGES IN FEDERAL LAW COULD CAUSE OUR PRODUCTS WHICH INCLUDE CANNABIS/INDUSTRIAL HEMP CBD EXTRACTS TO BE ILLEGAL, OR COULD OTHERWISE PROHIBIT, LIMIT OR RESTRICT OUR BUSINESS AND PRODUCTS, FORCING US TO ABANDON OUR BUSINESS ACTIVITIES OR REDUCE OUR FINANCIAL PROSPECTS.

The move toward ending hemp prohibition and the re-emergence of a hemp economy began with the 2014 Farm Bill, which provided states with opportunities to create pilot programs for hemp research. The Agricultural Improvement Act of 2018 (“2018 Bill”) was signed into law at the end of December 2018 and expands on the 2014 Farm Bill. The 2018 Bill removes “hemp” from the definition of “Marijuana” in the Controlled Substances Act, decriminalizes the plant and its components, and as a result, transfers oversight of the cultivation and sale of the crop from the Drug Enforcement Administration to the Department of Agriculture. The net result of the 2018 Bill’s passage is that farmers and entrepreneurs gain several significant benefits, in addition to ending the uncertainty of criminal exposure for growing, processing or selling hemp:

●	Federal licensing for farmers wishing to grow hemp in states that don’t have a pilot program
●	Clarification that interstate commerce in hemp is permitted
●	Placing oversight of hemp with the USDA
●	Including hemp in the Federal Crop Insurance Act.

These provisions will go a long way toward helping the industry by clarifying existing gray areas of law, creating certainty around transport and interstate sale, and normalizing hemp as an industrial crop. However, there can be no assurance that Federal laws ending hemp prohibition will not be modified or repealed. In the event of either repeal of Federal regulations, or of amendments thereto which are averse to our business and products, we may be required to cease operations or restrict or limit our products or the distribution thereof, which could be expected to have adverse consequences to our business, operations, revenues and profitability, in which event you may lose your entire investment.

SOURCES OF OUR KEY INGREDIENT, CBD EXTRACTS FROM CANNABIS/INDUSTRIAL HEMP PLANTS DEPEND UPON LEGALITY OF CULTIVATION, PROCESSING, MARKETING AND SALES OF PRODUCTS DERIVED FROM THOSE PLANTS.

Our key ingredient is CBD extracts derived from cannabis/industrial hemp plants. CBD may be legally produced in states which have laws and regulations that qualify under 7 US Code §5940 for implementation of “agricultural pilot programs to study the growth, cultivation or marketing of industrial hemp”, apart from state laws legalizing and regulating medical and recreational cannabis or marijuana which remains illegal under federal law. In addition, federal licensing for farmers wishing to grow hemp in states that don’t have a pilot program is now available as a result of the 2018 Bill. Currently, we intend to utilize our purchased license to grow and manufacture CBD products in Colombia. However, if we were required to find new sources of raw ingredients and were unsuccessful in arranging any new sources of supply of our raw ingredients, or if our raw ingredients were to become legally unavailable, our business and operations could be limited, restricted or entirely prohibited, which could be expected to have adverse consequences to our business, operations, revenues and profitability, in which event you may lose your entire investment.

WE MAY HAVE DIFFICULTY ACCESSING THE SERVICE OF BANKS WHICH MAY MAKE IT DIFFICULT FOR US TO OPERATE.

Many banks have not historically accepted deposits from and credit card processors will not clear transactions for businesses involved with the broadly defined cannabis industry, notwithstanding the legality of cannabis/industrial hemp derived products. While the 2018 Bill is expected to alleviate this hindrance, we may still have difficulty finding a bank and credit card processor willing to accept our business. The inability to open or maintain bank accounts or accept credit card payments from customers could be expected to cause us difficulty processing transactions in the ordinary course of business, including paying suppliers, employees and landlords, which could have a significant negative effect on our operations and your investment in our common stock.

RISKS RELATED TO OUR STOCK

OUR COMMON STOCK IS THINLY TRADED, AND INVESTORS MAY BE UNABLE TO SELL SOME OR ALL OF THEIR SHARES AT THE PRICE THEY WOULD LIKE, OR AT ALL, AND SALES OF LARGE BLOCKS OF SHARES MAY DEPRESS THE PRICE OF OUR COMMON STOCK.

Our common stock has historically been sporadically or “thinly-traded,” meaning that the number of persons interested in purchasing shares of our common stock at prevailing prices at any given time may be relatively small or nonexistent. As a consequence, there may be periods of several days or more when trading activity in shares of our common stock is minimal or non-existent, as compared to a seasoned issuer that has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. This could lead to wide fluctuations in our share price. Investors may be unable to sell their common stock at or above their purchase price, which may result in substantial losses. Also, as a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of shares of our common stock in either direction. The price of shares of our common stock could, for example, decline precipitously in the event a large number of shares of our common stock are sold on the market without commensurate demand, as compared to a seasoned issuer that could better absorb those sales without adverse impact on its share price.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES.

Our principal executive offices are located at 33 Davies Ave., Toronto, Canada M4M 2A9.

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

NUMBER OF STOCKHOLDERS

The number of record holders of our common stock as of March 18, 2019 was approximately 40, not including nominees of beneficial owners.

DIVIDEND POLICY

We have not paid dividends on our common stock and we do not anticipate paying dividends on our common stock in the foreseeable future. We intend to retain our future earnings, if any, to finance the growth of our business.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

On April 28, 2015, the Board of Directors of the Company approved of the Company’s 2015 Stock Option Plan (the “2015 Plan”) to attract and retain the best available personnel, to provide additional incentive to employees, directors and consultants, and to promote the success of the Company's business. Pursuant to the 2015, the Board may grant incentive stock options, non-qualified stock options and stock appreciation rights to eligible persons. The maximum aggregate number of shares of common stock with respect to which awards granted under the Plan shall not exceed 1,000 (as adjusted for the 1-for-2,000 and 1-for-500 reverse stock split on September 1, 2016 and September 10, 2018 respectively). As of December 31, 2018, awards for 433 shares of common stock have been granted under the 2015 Plan and awards for 567 shares of common stock remain available for grant. On May 6, 2015, the Company filed a Registration Statement on Form S-8 (File No: 333-203889) registering the shares of common stock issuable pursuant to the 2015Plan under the Securities Act. Due to the fact that the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 did not contain the auditor’s consent to incorporate their 2017 report by reference into the Form S-8, the Form S-8 is not effective.

RECENT SALES OF UNREGISTERED SECURITIES

During the quarter ended December 31, 2018, the Company did not issue unregistered securities.

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

The Two Hands Application launched on July 25, 2018.

On February 20, 2019, the Company announced the launch of its application, Two Hands Gone, a new encrypted messaging app.

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

Our user fees for the Two Hands Application are $14.96 per month or $119.88 per year or $215.76 per two-year period. We anticipate earning revenue as users finish their initial 14 free trial period.

“Two Hands App” is under development. Our team of designers and developers understand that along with constant changes in technology, the lives of families and children are also changing as well. There is no doubt that we keep abreast with life’s constant changes to provide the best service for co-parents everywhere.

On February 20, 2019, the Company announced the launch of its application, Two Hands Gone, a new encrypted messaging app.

COLOMBIAN CANNABIS LICENSE

On January 17, 2019, the Company entered into an agreement to purchase a 100% interest in the Colombian License held by Plantro Inc S.A.S. The transaction is subject to the Company’s satisfaction that it can acquire the License free and clear of all encumbrances, completion of due diligence, receipt of any third-party consents and there being no material adverse change in the License. The Company has agreed to issue ten million (10,000,000) restricted shares of its common stock and pay a royalty of 15% of net income, calculated in accordance with US GAAP, earned from the License to Plantro Inc S.A.S. The transaction was originally expected to close on February 15, 2019. On February 27, 2019, the Company announced the closing of the transaction was extended to the week of April 4, 2019 to satisfy the conditions placed on Plantro Inc S.A.S. We currently believe that the transaction will close by the end of the second quarter of 2019.

OUR CANNABIS STRATEGY

Our vision is to produce the highest quality, low cost hemp-based oil as it has unlocked the future of health and wellness and be at the forefront.

We intend to focus on CBD-based derivatives to take advantage of the greater percentage of the cannabis market focused on health and wellness (70% vs. 30 % THC and recreational).  We feel that this limits our downside with a strong focus towards natural products in the health and wellness consumer category. Moreover, CBD crops do not require as precise growing conditions as they essentially are being extracted to produce a raw material compared to being consumed without refinement. CBD is becoming globally accepted and recognized as a “Super Food” and we believe this is going to continue to gain traction, given its usefulness for inflammation, insomnia, migraines, seizures and more. While THC is still seen as a scheduled narcotic and onerous to import/export. We intend to distribute our high-grade hemp-based oil primarily through Latin America and Australia. Once countries allow for importation we will expand our reach.

We are currently engaged in building out our infrastructure in concert of receiving final sign off from Colombia’s justice department and ICA (Ministry of Agriculture). At present, we have built out two greenhouses each 5,000 square feet in size, and a GMP Certified Seed Storage and propagation facility both have been approved.  We have submitted test plants for our Agronomist Evaluation Unit which is where a test harvest is grown and the results are evaluated by a laboratory for the government to characterize the seeds in their database making them legal to grow a commercial harvest.  We anticipate being into full harvest by the third quarter of 2019.  Our management understands that CBD is a relatively new market and will face price compression as more farms globally come on line.  In anticipation, our goal is to become industrial in size in short order, while maintaining GAP (good agricultural practices) as well as processing at GMP (good manufacturing practice) or EU GMP standards. We feel this high level care and standard will be a differentiating factor compared to other low price producers allowing us to charge a premium to its competitors globally. If necessary, the Company is looking to augment its cultivation by exploiting the concept of hiring contract farms to plant and cultivate on behalf of the Company in order to further reduce costs and based on supply requirements.

Our strategy is to be an industrial scale white label supplier of CBD distillate (oil) and isolate (powder) through harvests of industrial hemp which will be used as a base ingredient in either joint ventures with established branded products (e.g., water, gummies, honey, shampoo, pet treats, etc.) to create CBD products or selling the products to contract manufactures to utilize.  We will in turn use the profits from these sales to further expand and develop our cultivation site, by adding greenhouses to increase our supply of extractable plant material.

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

During the years ended December 31, 2018 and 2017, the Company had revenue of $390,381 and $43,466, respectively. During 2018 100% of revenue was earned from one customer. The contract with this customer ended in November 2018. The Company recognized revenue from services provided for brand awareness campaigns for the client and their products. Revenue is recognized based on time spent on the project at an agreed upon hourly rate and as recoverable disbursements are incurred.

RECENT ACCOUNTING PRONOUNCEMENTS

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

In June 2018, the FASB issued ASU 2018-07—Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees subject to certain exceptions. ASC 2018-07 expands the scope of ASC Topic 718, Compensation-Stock Compensation (“ASC 718”) to include share-based payments granted to nonemployees in exchange for goods or services used or consumed in an entity’s own operations and supersedes the guidance in ASC 505-50 by moving it to ASC 718. This amendment is effective beginning January 1, 2019. Early adoption is permitted, but no earlier than an entity’s adoption date of ASC 606. The Company early adopted ASU 2018-07 with respect to grants of shares of common stock of the Company made in June 2018.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017.

REVENUES

Our revenue for the year ended December 31, 2018 was $390,381, compared to $43,466 for the year ended December 31, 2017. The increase in revenue was due to services provided for brand awareness campaigns for a client and their products. During the year ended December 31, 2018, 100% of revenue was earned from one customer. The contract with the customer ended in November 2018.

OPERATING EXPENSES

Our general and administrative expense for the years ended December 31, 2018 was $4,889,637, compared to $892,549 for the year ended December 31, 2017, respectively. The increase in general and administrative expense is primarily due to an increase in consulting, salary, investor relations, professional and travel. Included in general and administrative expense for the year ended December 31, 2018 is salary expense of $75,600 for our Chief Executive Officer.

General and administrative expense includes:

1)	Stock-based compensation – services for the year ended December 31, 2018 and 2017 which comprises of 58,000,000 and 0 shares of common stock valued at $1,745,800 ($0.0301 per share) and $0, respectively, for consulting services and director fees.
2)	Stock-based compensation – salaries for the year ended December 31, 2018 and 2017 which comprises of 20,000,000 and 0 shares of common stock valued at $602,000 ($0.0301 per share) and $0, respectively for salaries to our Chief Executive Officer. Also, included in general and administrative expenses are shares to be issued for the year ended December 31, 2018 and 2017 valued at $808,174 and $463,750, respectively, for salaries to our Chief Executive Officer.

Research and development costs of $361,200 were incurred during 2018 for the development of the Two Hands gone application, a new encrypted messaging app which was launched on February 20, 2019.

OTHER INCOME (EXPENSE)

Interest expense for the year ended December 31, 2018 was $108,752, compared to $28,784 for the year ended December 31, 2017. The increase in interest expense is primarily due to the issuance of five non-redeemable convertible notes on January 1, 2018, January 8, 2018, April 12, 2018, May 10, 2018 and September 13, 2018 with a total issue price of $378,995.

On February 7, 2018, the Company elected to convert $2,000 of principal and interest of a non-redeemable convertible note into 40,000 shares of common stock of the Company resulting in a loss on settlement of debt of $150,000.

On May 22, 2018, the Company elected to convert $2,600 of principal and interest of a non-redeemable convertible note into 52,000 shares of common stock of the Company resulting in a loss on settlement of debt of $114,400.

On May 22, 2018, the Company elected to convert $120,000 of principal and interest of a non-redeemable convertible note into 80,000 shares of common stock of the Company resulting in a loss on settlement of debt of $60,000.

On September 10, 2018, the Company elected to convert $1,100 of principal and interest of a non-redeemable convertible note into 11,000,000 shares of common stock of the Company resulting in a loss on settlement of debt of $330,000.

On September 10, 2018, the Company elected to convert $36,000 of principal and interest of a non-redeemable convertible note into 12,000,000 shares of common stock of the Company resulting in a loss on settlement of debt of $325,200.

On September 25, 2018, the Company elected to convert $500 of principal and interest of a non-redeemable convertible note into 5,000,000 shares of common stock of the Company resulting in a loss on settlement of debt of $1,249,500.

On November 27, 2018, the Company elected to convert $700 of principal and interest of a non-redeemable convertible note into 7,000,000 shares of common stock of the Company resulting in a loss on settlement of debt of $1,259,300.

NET INCOME/LOSS

Our net loss for the year ended December 31, 2018 was $8,096,408, compared to $877,867 for the year ended December 31, 2017, respectively. Our losses during the years ended December 31, 2018 and 2017 are due to costs associated with professional fees, our transfer agent, investor relations, stock-based compensation for services and loss on settlement of debt.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

As of December 31, 2018, we had cash of $2,729 and total liabilities of $740,196. Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations. We are completely dependent upon the willingness of our management to fund our initial operations by way of loans from our Chief Executive Officer, shareholders and others.

The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the year ended December 31, 2018, the Company incurred a net loss of $8,096,408 and used cash in operating activities of $235,289, and at December 31, 2018, had a stockholders’ deficit of $310,422. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The Company’s independent registered public accounting firm, in their report on the Company’s financial statements for the year ending December 31, 2018, expressed substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty should we be unable to continue as a going concern.

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

December 31, 2018 and 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Two Hands Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Two Hands Corporation (“the Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2018 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2017.

Salt Lake City, UT

April 1, 2019

TWO HANDS CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017
ASSETS

Current assets
Cash	$2,729	$18,771
Prepaid expense	424,745	—
Total current assets	427,474	18,771

Property and equipment, net	2,300	1,694

Total assets	$429,774	$20,465

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$70,062	$251,679
Non-redeemable convertible notes, net	489,610	164,763
Notes payable	127,853	258,995
Due to related party	52,671	41,734
Total current liabilities	740,196	717,171

Total liabilities	740,196	717,171

Commitments and Contingencies	—	—

Stockholder's deficit
Preferred stock; $0.001 par value; 1,000,000 shares authorized, 0 issued and outstanding	—	—
Common stock; $0.0001 par value; 3,000,000,000 shares authorized, 152,199,289 and 812,435 shares issued and outstanding, respectively	15,220	81
Shares to be issued	345,174	469,218
Additional paid-in capital	31,880,054	23,288,457
Accumulated deficit	(32,550,870)	(24,454,462)
Total stockholders' deficit	(310,422)	(696,706)

Total liabilities and stockholders' deficit	$429,774	$20,465

The accompanying footnotes are an integral part of these financial statements.

TWO HANDS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2018	2017

Sales	$390,381	$43,466

Operating expenses
General and administrative	4,528,437	892,549
Research and development	361,200	—
Total expenses	4,889,637	892,549

Loss from operations	(4,499,256)	(849,083)

Other income (expense)
Amortization of debt discount and interest expense	(108,752)	(28,784)
Loss on settlement of debt	(3,488,400)	—
Total other income (expense)	(3,597,152)	(28,784)

Net loss	$(8,096,408)	$(877,867)

Net loss per common share - basic and diluted	$(0.18)	$(1.08)

Weighted average number of common shares outstanding - basic and diluted	45,694,692	812,435

The accompanying footnotes are an integral part of these financial statements.

TWO HANDS CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
For the years ended December 31, 2018 and 2017

	Preferred Stock		Common Stock		Shares to be	Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	(Deficit)
Balance, December 31, 2016	—	$—	812,435	$81	$5,468	$23,288,457	$(23,576,595)	$(282,589)

Stock-based compensation - officer	—	—	—	—	463,750	—	—	463,750
Net loss	—	—	—	—	—	—	(877,867)	(877,867)
Balance, December 31, 2017	—	—	812,435	81	469,218	23,288,457	(24,454,462)	(696,706)

Rounding at reverse split	—	—	1,816	—	—	—	—	—
Common stock issued for stock payable	—	—	20,062	2	(932,218)	932,216	—	—
Common stock issued to settle accounts payables and accrued liabilities	—	—	72,976	8	—	237,610	—	237,618
Common stock issued for prepaid services	—	—	38,120,000	3,812	—	1,433,988	—	1,437,800
Common stock issued for services	—	—	42,000,000	4,200	—	1,260,000	—	1,264,200
Common stock issued for officer and director compensation	—	—	36,000,000	3,600	—	1,080,000	—	1,083,600
Common stock issued for conversion of notes	—	—	35,172,000	3,517	—	3,647,783	—	3,651,300
Stock-based compensation - officer	—	—	—	—	808,174	—	—	808,174
Net loss	—	—	—	—	—	—	(8,096,408)	(8,096,408)
Balance, December 31, 2018	—	$—	152,199,289	$15,220	$345,174	$31,880,054	$(32,550,870)	$(310,422)

The accompanying footnotes are an integral part of these financial statements.

TWO HANDS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2018	2017
Cash flows from operating activities
Net loss	$(8,096,408)	$(877,867)
Adjustments to reconcile net loss
to cash (used in) provided by operating activities
Depreciation and amortization	1,138	283
Stock-based compensation	3,155,974	463,750
Amortization of debt discount	108,752	28,784
Loss on settlement of debt	3,488,400	—
Change in operating assets and liabilities
Accounts receivable	—	10,188
Prepaid expense	1,013,055	—
Accounts payable and accrued liabilities	93,800	213,448
Net cash used in operating activities	(235,289)	(161,414)

Cash flows from investing activities
Purchase of property and equipment	(1,743)	(1,977)
Net cash used in investing activities	(1,743)	(1,977)

Cash flow from financing activities
Advance by related party	127,043	39,881
Repayment of advances to related party	(153,906)	(12,946)
Proceeds from notes payable	247,853	153,947
Net cash provided by financing activities	220,990	180,882

Net change in cash	(16,042)	17,491

Cash, beginning of the year	18,771	1,280

Cash, end of the year	$2,729	$18,771

Cash paid during the year
Interest paid	$—	$—
Income taxes paid	$—	$—

Supplemental disclosure of non-cash investing and financing activities
Issue of share for prepaid expense	$1,437,800	$—
Issue of shares to settle accounts payable and accrued liabilities	$237,618	$—
Issue of convertible notes to settle notes payable	$378,995	$—
Issue of shares to settle non-redeemable convertible notes	$162,900	$—
Issue of shares to settle shares to be issued	$932,218	$—
The accompanying footnotes are an integral part of these financial statements.

Two Hands Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

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

The Two Hands Application launched on July 25, 2018.

On February 20, 2019, the Company announced the launch of its application, Two Hands Gone, a new encrypted messaging app.

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

GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the year ended December 31, 2018, the Company incurred a net loss of $8,096,408 and used cash in operating activities of $235,289, and at December 31, 2018, had a stockholders’ deficit of $310,422. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The Company will be dependent upon the raising of additional capital through placement of its common stock in order to implement its business plan. There can be no assurance that the Company will be successful in this situation. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might result from this uncertainty. The Company is funding its initial operations by way of loans from its Chief Executive Officer and others, and the use of equity to pay some operating expenses. The Company's officers and directors have committed to advancing certain operating costs of the Company.

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

Computer equipment	50% declining balance over a three year useful life

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

During the years ended December 31, 2018 and 2017, the Company had revenue of $390,381 and $43,466, respectively. During 2018 100% of revenue was earned from one customer. The contract with this customer ended in November 2018. The Company recognized revenue from services provided for brand awareness campaigns for the client and their products. Revenue is recognized based on time spent on the project at an agreed upon hourly rate and as recoverable disbursements are incurred.

RESEARCH AND DEVELOPMENT COSTS

We incurred research and development costs primarily to the development of Two Hands gone application. Research and development costs are comprised primarily of contract labor and services.

Software development costs are included in research and development and are expensed as incurred. FASB ASC Topic 350 Intangibles—Goodwill and Other requires that software development costs incurred subsequent to reaching technological feasibility be capitalized, if material. If the process of developing a new product or major enhancement does not include a detailed program design, technological feasibility is determined only after completion of a working model. To date, the period between achieving technological feasibility and the general availability of such software has been short, and the software development costs qualifying for capitalization have been insignificant. The Company recorded research and development expense of $361,200 and $0 for the years ended December 31, 2018 and 2017, respectively.

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

NET LOSS PER SHARE

Basic net income (loss) per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period increased to include the number of additional common shares that would have been outstanding if potentially dilutive securities had been issued. At December 31, 2018 and 2017, we excluded the common stock issuable upon conversion of convertible promissory notes of 4,685,970,524 shares and 412,602 shares, respectively, as their effect would have been anti-dilutive.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments such as cash, accounts payable and accrued liabilities, non-redeemable convertible notes, notes payable and due to related parties are reported at cost, which approximates fair value due to the short-term nature of these financial instruments.

RECENT ACCOUNTING PRONOUNCEMENTS

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

In June 2018, the FASB issued ASU 2018-07—Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees subject to certain exceptions. ASC 2018-07 expands the scope of ASC Topic 718, Compensation-Stock Compensation (“ASC 718”) to include share-based payments granted to nonemployees in exchange for goods or services used or consumed in an entity’s own operations and supersedes the guidance in ASC 505-50 by moving it to ASC 718. This amendment is effective beginning January 1, 2019. Early adoption is permitted, but no earlier than an entity’s adoption date of ASC 606. The Company early adopted ASU 2018-07 with respect to grants of shares of common stock of the Company made in June 2018.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

NOTE 3 – NON-REDEEMABLE CONVERTIBLE NOTES

On June 10, 2014, the Company agreed to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable issued to The Cellular Connection Ltd. during the period from February 22, 2013 to June 10, 2014 with a total carrying value $42,189. The issue price of the Note is $42,189 with a face value of $54,193 and the Note has a maturity date of December 31, 2014. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2015. The outstanding face value of the Note shall increase by another 20% on January 1, 2016 and again on each one year anniversary of the Note until the Note has been paid in full. During 2014, 2015 and 2016, the Company elected to convert $56,182 of principal and interest into 40,514 shares of the Company’s common stock. During 2018, the Company elected to convert $6,900 of principal and interest into 23,092,000 shares of common stock of the Company at a fixed conversion prices of $0.0001 per share. This conversions resulted in a loss on debt settlement of $3,103,200 due to the requirement to record the share issuance at fair value on the date the shares were issued. The consolidated statement of operations includes interest expense of $3,132 and $2,610 for the years ended December 31, 2018 and 2017, respectively. At December 31, 2018 and 2017 the carrying amount of the Note is $11,892 (face value of $11,892 less $0 unamortized discount) and $15,660 (face value of $15,660 less $0 unamortized discount), respectively.

On September 1, 2016, Doug Clark, former Chief Executive Officer and related party, assigned the Side Letter Agreement (“Note”) dated June 10, 2014 with a total carrying value $382,016 to DC Design Inc. (“DC Design”). In addition on September 1, 2016, the Company entered into an amended Side Letter Agreement with DC Design to amend and add certain terms to the Side Letter Agreement and advances from the period from June 25, 2014 to December 24, 2014. Under the terms of the amended Side Letter Agreement, the issue price of the Note is $174,252 with an interest rate 20% per annum and maturity date of December 31, 2017. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The modification of the Note has been accounted for as debt extinguishment and the issuance of a new debt instrument. Accordingly, in connection with extinguishment of the original debt, the Company recognized a $207,764 gain with a related party as an increase in additional paid-in capital in the consolidated statement of equity. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2018. The outstanding face value of the Note shall increase by another 20% on January 1, 2019 and again on each one year anniversary of the Note until the Note has been paid in full. During 2016, the Company elected to convert $60,000 of principal and interest of the non-redeemable convertible note due to DC Design into 40,000 shares of common stock of the Company. During 2018, the Company elected to convert $156,000 of principal and interest of a non-redeemable convertible note due to DC Design into 12,080,000 shares of common stock of the Company. These conversion resulted in a loss on debt settlement of $385,200 due to the requirement to record the share issuance at fair value on the date the shares were issued. The consolidated statement of operations includes interest expense of $29,821 and $26,173 for the years ended December 31, 2018 and 2017, respectively. At December 31, 2018 and 2017 the carrying amount of the Note is $22,923 (face value of $22,923 less $0 unamortized discount) and $149,102 (face value of $149,102 less $0 unamortized discount), respectively.

On January 8, 2018, the Company entered into a Side Letter Agreement (“Note”) with The Cellular Connection Ltd., to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $14,930 issued by the Company during the period of June 2014 and December 2017. The issue price of the Note is $14,930 with a face value of $17,916 and the Note has a maturity date of December 31, 2018. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2019. The outstanding face value of the Note shall increase by another 20% on January 1, 2020 and again on each one year anniversary of the Note until the Note has been paid in full. The consolidated statement of operations includes interest expense of $2,986 and $0 for the years ended December 31, 2018 and 2017, respectively. At December 31, 2018 and 2017 the carrying amount of the Note is $17,916 (face value of $17,916 less $0 unamortized discount) and $0, respectively.

On January 8, 2018, the Company entered into a Side Letter Agreement (“Note”) with Stuart Turk, to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $244,065 issued by the Company during the period of July 2014 and December 2017. The issue price of the Note is $244,065 with a face value of $292,878 and the Note has a maturity date of December 31, 2018. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2019. The outstanding face value of the Note shall increase by another 20% on January 1, 2020 and again on each one year anniversary of the Note until the Note has been paid in full. The consolidated statement of operations includes interest expense of $48,813 and $0 for the years ended December 31, 2018 and 2017, respectively. At December 31, 2018 and 2017 the carrying amount of the Note is $292,879 (face value of $292,879 less $0 unamortized discount) and $0, respectively.

On April 12, 2018, the Company entered into a Side Letter Agreement (“Note”) with Jordan Turk to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $45,000 issued by the Company during the period of March 19, 2018 to April 12, 2018. The issue price of the Note is $45,000 with a face value of $54,000 and the Note has a maturity date of December 31, 2018. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2019. The outstanding face value of the Note shall increase by another 20% on January 1, 2020 and again on each one year anniversary of the Note until the Note has been paid in full. The consolidated statement of operations includes interest expense of $9,000 and $0 for the years ended December 31, 2018 and 2017, respectively. At December 31, 2018 and 2017 the carrying amount of the Note is $54,000 (face value of $54,000 less $0 unamortized discount) and $0, respectively.

On May 10, 2018, the Company entered into a Side Letter Agreement (“Note”) with Jordan Turk to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $35,000 issued by the Company on May 9, 2018. The issue price of the Note is $35,000 with a face value of $42,000 and the Note has a maturity date of December 31, 2018. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2019. The outstanding face value of the Note shall increase by another 20% on January 1, 2020 and again on each one year anniversary of the Note until the Note has been paid in full. The consolidated statement of operations includes interest expense of $7,000 and $0 for the years ended December 31, 2018 and 2017, respectively. At December 31, 2018 and 2017 the carrying amount of the Note is $42,000 (face value of $42,000 less $0 unamortized discount) and $0, respectively.

On September 13, 2018, the Company entered into a Side Letter Agreement (“Note”) with Jordan Turk to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $40,000 issued by the Company during the period of July 10 to September 13, 2018. The issue price of the Note is $40,000 with a face value of $48,000 and the Note has a maturity date of December 31, 2018. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2019. The outstanding face value of the Note shall increase by another 20% on January 1, 2020 and again on each one year anniversary of the Note until the Note has been paid in full. The consolidated statement of operations includes interest expense of $8,000 and $0 for the years ended December 31, 2018 and 2017, respectively. At December 31, 2018 and 2017 the carrying amount of the Note is $48,000 (face value of $48,000 less $0 unamortized discount) and $0, respectively.

NOTE 4 - NOTES PAYABLE

As of December 31, 2018 and 2017, notes payable due to Stuart Turk, Jordan Turk and The Cellular Connection Limited, a corporation controlled by Stuart Turk, totaling $127,853 and $258,995, respectively, were outstanding. The balances are non-interest bearing, unsecured and have no specified terms of repayment.

NOTE 5 – DUE TO RELATED PARTY

As of December 31, 2018 and 2017, advances of $52,671 and $41,734, respectively, were due to Nadav Elituv, the Company's Chief Executive Officer. The balance is non-interest bearing, unsecured and have no specified terms of repayment.

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

Stock-based compensation – salaries expense related to these employment agreements for the years ended December 31, 2018 and 2017 is $1,410,174 and $463,750, respectively. Stock-based compensation – salaries expense is recognized ratably over the requisite service period. At December 31, 2018, 18,532,423 shares of common stock under the September 10, 2018 employment agreement has not vested.

NOTE 6 - INCOME TAXES

A reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	2018	2017
Net loss before income taxes per consolidated financial statements	$(8,096,408)	$(877,867)
Income tax rate	21%	35%
Income tax recovery	(1,700,300)	(307,300)
Non-deductible share-based payments	662,800	162,300
Non-deductible interest	22,800	10,100
Loss on settlement of debt	732,600	—
Valuation allowance change	282,100	134,900
Income tax expense (recovery)	$—	$—

The significant component of deferred income tax assets at December 31, 2018 and 2017 is as follows:

	2018	2017
Net operating loss carry-forward	$588,900	$306,800
Valuation allowance	(588,900)	(306,800)
Net deferred income tax asset	$—	$—

During the ended December 31, 2017, the deferred tax asset was decreased by $201,400 for the reduction in the enacted U.S Federal corporate tax rate from 35% in 2017 to 21% in 2018.

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

As of December 31, 2018 and 2017 the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the year ended December 31, 2018 and 2017 and no interest or penalties have been accrued as of December 31, 2018 and 2017. As of December 31, 2018 and 2017, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The tax years from 2009 and forward remain open to examination by federal and state authorities due to net operating loss and credit carryforwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

NOTE 7 - STOCKHOLDERS' EQUITY

The Company is authorized to issue an aggregate of 3,000,000,000 common shares with a par value of $0.0001 per share and 1,000,000 shares of preferred stock with a par value of $0.0001 per share. On August 6, 2013, the Company filed a Certificate of Designation with the Delaware Secretary of State thereby designating two hundred thousand (200,000) shares as Series A Convertible Preferred Stock. No preferred shares have been issued.

On August 20, 2018, pursuant to stockholder consent, our Board of Directors authorized an amendment (the "Amendment") to our Certificate of Incorporation, as amended, to affect a reverse stock split of the issued and outstanding shares of our common stock, par value $0.0001, on a 1 for 500 basis (the "Reverse Stock Split"). We filed the Amendment with the Delaware Secretary of State on August 27, 2018. On September 7, 2018 the Financial Industry Regulatory Authority, Inc. notified us that the Reverse Stock Split would take effect on September 10, 2018 (the "Effective Date"). All common stock share and per-share amounts for all periods presented in these consolidated financial statements have been adjusted retroactively to reflect the reverse stock split.

During 2018, the Company elected to convert $162,900 of principal and interest of non-redeemable convertible notes into 35,172,000 shares of common stock of the Company valued at $3,651,300. The conversions resulted in a loss on settlement of debt of $3,488,400.

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

On May 22, 2018, the Company issued 25,607 shares of common stock valued at $57,618 ($2.25 per share) for accounts payable of $57,618.

On June 26, 2018, the Company issued 120,000 shares of common stock valued at $294,000 ($2.45 per share) for the services to be provided in a period of June 26, 2018 to December 31, 2018.

On September 10, 2018, the Company issued 20,000,000 shares of common stock valued at $602,000 ($0.0301 per share) to the Nadav Elituv, the Chief Executive Officer of the Company for officer compensation.

On September 10, 2018, the Company issued 16,000,000 shares of common stock valued at $481,600 ($0.0301 per share) to the Brandon Milner, a Director of the Company.

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

On September 10, 2018, the Company issued 42,000,000 shares of common stock valued at $1,264,200 ($0.0301 per share) for the consulting services.

Shares to be issued

As at December 31, 2018 and 2017, the Company had total shares to be issued for 11,467,577 shares of common stock and 10,062 shares of common stock, respectively, for stock-based compensation –salaries (see Note 5).

NOTE 8 – SUBSEQUENT EVENTS

License

On January 17, 2019, the Company entered into an agreement to purchase a 100% interest in the Colombian License held by Plantro Inc S.A.S. The transaction is subject to the Purchaser’s satisfaction that it can acquire the License free and clear of all encumbrances, completion of due diligence, receipt of any third-party consents and there being no material adverse change in the License. The Company agreed to pay 10,000,000 (Ten Million) Restricted common shares of Two Hands Corporation and pay a Royalty of 15% of net income, calculated in accordance with US GAAP, earned from the License to Plantro Inc S.A.S. The Transaction was expected to close on February 15, 2019. On February 27, 2019, the Company announced the closing of the Transaction was extended to the week of April 4, 2019 to satisfy conditions placed on Plantro Inc S.A.S.

Non-redeemable Convertible Notes

On January 31, 2019, the Company entered into a Side Letter Agreement (“Note”) with Stuart Turk to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $106,968 issued by the Company during the period of January 3, 2018 to December 28, 2018. The issue price of the Note is $106,968 with a face value of $128,362 and the Note has a maturity date of December 31, 2019. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2020. The outstanding face value of the Note shall increase by another 20% on January 1, 2021 and again on each one year anniversary of the Note until the Note has been paid in full.

On January 31, 2019, the Company entered into a Side Letter Agreement (“Note”) with The Cellular Connection Ltd. to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $20,885 issued by the Company during the period of January 23, 2018 to October 16, 2018. The issue price of the Note is $20,885 with a face value of $25,062 and the Note has a maturity date of December 31, 2019. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2020. The outstanding face value of the Note shall increase by another 20% on January 1, 2021 and again on each one year anniversary of the Note until the Note has been paid in full.

Convertible Note

On March 1, 2019, the Company entered into a Securities Purchase Agreement with Firstfire Global Opportunities Fund, LLC, (“Holder”) relating to the issuance and sale of a Senior Convertible Note (the “Note”) with an original principal amount of $200,000 less an original issue discount of $20,000 and transaction costs of $5,000 bearing a 7% annual interest rate and maturing September 1, 2020 for $175,000 in cash. The Note and accrued interest, at the option of the Holder, is convertible into common shares of the Company at $0.10 per share. After 180 days after the issue date, the Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at the lessor of (i) $0.10 per share or (ii) a variable conversion price calculated at 65% of the market price defined as the lowest trading price during the ten trading day period ending on the latest trading day prior to the conversion date. The Company may prepay the Note in cash, if repaid within 90 days of date of issue, at 115% of the original principal amount plus interest, between 90 days and 120 days at 120% of the original principal amount plus interest and between 120 days and 180 days at 130% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. In conjunction with the issuance of the Note, the Company issued 1,000,000 warrants with an exercise price of $0.20 and a term of two years. The warrants are subject to down round and other anti-dilution protections.

Common Stock

On February 25, 2019, the Company elected to convert $900 of principal and interest of a non-redeemable convertible note due to The Cellular Connection Ltd. into 9,000,000 shares of common stock of the Company valued at $765,000 ($0.085 per share) at a fixed conversion price of $0.0001 per share. The conversion resulted in a loss on settlement of debt of $764,100.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We have had no changes in or disagreements with our accountants. None of our principal independent accountants have resigned or declined to stand for re-election.

ITEM 9A(T). CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2018. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2018 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO-2013). As a result of this assessment, management concluded that, as of December 31, 2018, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2019: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, which are included within disclosure controls and procedures, that occurred during our fiscal quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name, age, positions and offices that each director and officer have held for the past five years as of December 31, 2018. Members of the Board are elected and serve for one year terms or until their successors are elected and qualify. Our executive officers are elected by and serve at the pleasure of our Board of Directors. There are no family relationships among our directors and executive officers.

Name	Age	Position
Nadav Elituv	55	President, Chairman, Chief Executive Officer and Director
Ryan Wilson	43	Director

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

Ryan Wilson has served as a director since January 31, 2019. Mr. Wilson has an extensive career in the Digital field spanning more than 20 years of his career advancing digital initiatives, with a track record that speaks for itself, including digital marketing, digital strategy and digital transformation through innovation for Financial Services.  Primarily influencing leadership teams and building implementation teams for site and app development. From developer to director Mr. Wilson has been involved in all aspects of digital development. Currently focusing on technologies such as Block Chains, NLP (natural language processing), AI and machine learning, at a insurtech innovation lab.  Defining the ultimate customer experience across all digital channels is a primary responsibility.  Using design thinking methodologies and an agile approach, Mr. Wilson’s success has centred around implementing pilot projects, planning migrations, post implementation iterations, risk planning, and digital transformation. He has worked at many top Canadian brands, ranging from media conglomerates, banks, mutual fund companies and one of the largest pension plans in the world. Mr. Wilson has put them on the map digitally. As an avid investor Mr. Wilson focuses heavily on the Cannabis sector, and follows the big 5 producers/ cultivators closely.  With a broad knowledge for the CBD industry and a solid understanding of ancillary product lines ranging from oils to edibles.  With a focus on the future Mr. Wilson sees a bright diverse need for both CBD products and THC based offerings for medicinal/ recreational use.

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

CODE OF ETHICS

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We will provide a copy of our Code of Ethics to any person, free of charge, upon written request to Nadav Elituv at Two Hands Corporation, 33 Davies Ave., Toronto, Ontario, Canada M4M 2A9.

PROCEDURE FOR NOMINATING DIRECTORS

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

The Board of Directors will consider candidates for director positions that are recommended by any of our stockholders. The recommended candidate should be submitted to us in writing addressed to 33 Davies Ave., Toronto, Ontario, Canada M4M 2A9. The recommendation shall include the following information: name of candidate; address, phone, and fax number of candidate; a statement signed by the candidate certifying that the candidate wishes to be considered for nomination to our Board of Directors and stating why the candidate believes that he or she meets the director qualification criteria and would otherwise be a valuable addition to our Board of Directors; a summary of the candidate's work experience for the prior five years and the number of shares of our stock beneficially owned by the candidate.

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

ITEM 11. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Nadav Elituv,	2018	$75,600	$—	$1,410,174	$—	$—	$—	$—	$1,485,774
Principal Executive Officer, President, Chairman and Director	2017	$180,000	$—	$463,750	$—	$—	$—	$—	$643,750

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

Stock-based compensation – salaries expense related to these employment agreements for the years ended December 31, 2018 and 2017 is $1,410,174 and $463,750, respectively. Stock-based compensation – salaries expense is recognized ratably over the requisite service period. At December 31, 2018, 18,532,423 shares of common stock under the September 10, 2018 employment agreement has not vested.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

At December 31, 2018, there were no unexercised options and no equity incentive plan awards for each name executive officer. At December 31, 2018, there were 18,532,423 shares of common stock of the Company, under the Chief Executive Officer’s employment agreement, which were not vested.

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

DIRECTOR COMPENSATION

The following table summarizes compensation paid to all of our directors who were not our named executive officers during the fiscal year ended December 31, 2018:

Name	Fees Earned of Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Brandon Milner, Former Director	$—	$481,600	$—	$—	$481,600
Grant Stummer, Former Director	$—	$—	$—	$—	$—

On September 10, 2018, the Company issued 16,000,000 shares of common stock valued at $481,600 ($0.0301 per share) to the Brandon Milner, a Director of the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During the fiscal year ended December 31, 2018, Nadav Elituv and Brandon Milner served as our directors. We do not have a separately standing compensation committee and our board of directors did not perform similar functions as there was no executive compensation paid from our inception on April 3, 2009 through the end of our most recently completed fiscal year ended December 31, 2018. Our board of directors performs the functions of a compensation committee, however as of March 18, 2019, the board of directors have not have any set compensation.

During the fiscal year ended December 31, 2018, none of our executive officers:

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of March 18, 2019, as to shares of our common stock beneficially owned by: (1) each person who is known by us to own beneficially more than 5% of our common stock, (2) our named executive officer listed in the summary compensation table, (3) each of our directors and (4) all of our directors and executive officers as a group.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

Name and Address	Number of Shares Beneficially Owned		Class	Percentage of Class (2)

Nadav Elituv, Chief Executive Officer and Director(1)	50,478,413	(3)	Common	26.40%
Ryan Wilson, Director(1)	16,000,056		Common	9.93%
All directors and executive officers (2 persons)	66,478,469		Common	34.77%
Shuttle Digital Solutions Inc.(4)	20,000,000		Common	12.41%
Bradley Southam(5)	12,000,040		Common	7.44%

(1)	Unless otherwise noted, the address of the reporting person is c/o Two Hands Corporation, 33 Davies Ave., Toronto, Ontario, Canada M4M 2A9.
(2)	Based on 161,199,289 shares of common stock outstanding as of March 18, 2019 and shares of common stock the reporting person has the right to acquire within the 60 days from the date hereof.
(3)	Includes 30,000,000 shares of common stock due to Nadav Elituv as of January 1, 2019, under his Employment Agreement, dated September 10, 2018 with the Company, which have not issued yet.
(4)	Address: 250 Yonge Street, Suite 2201, Toronto, Ontario, Canada M5B 2L7. Monolo Ceron has voting and dispositive control over Shuttle Digital Solutions, Inc.
(5)	Address: 4 St. Andrews Street, Cambridge, Ontario, Canada N1S 1M3

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of December 31, 2018 and 2017, advances of $52,671 and $41,734, respectively, were due to Nadav Elituv, the Company's Chief Executive Officer. The balance is non-interest bearing, unsecured and have no specified terms of repayment. The advances were used to pay for operational costs and services.

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

DIRECTOR INDEPENDENCE

As of March 18, 2019, Nadav Elituv and Brandon Milner serve as our directors. Mr. Elituv is not an independent director. Mr. Milner is an "independent" director, as defined under the standards of independence set forth in the NASDAQ Marketplace Rules. We have our common stock quoted on the Over-the-Counter Bulletin Board, or OTCBB. The OTCBB does not require that a majority of our board of directors be independent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fees related to services performed by Sadler, Gibb & Associates, LLC for the years ended December 31, 2018 and 2017 were as follows:

	2018	2017
Audit Fees	$24,000	$16,665
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$24,000	$16,665

Pre-Approval Policies

The Board's policy is to pre-approve all audit services and all non-audit services before they commence, including the fees and terms thereof, to be provided by our independent auditor. All of the services provided during the fiscal year ended December 31, 2018 were pre-approved. No audit, review or attest services were approved in accordance with Section 2-01(c)(7)(i)(C) of Regulation S-X during the fiscal year ended December 31, 2018.

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

a. The following documents are filed as part of this annual report on Form 10-K:

1. FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2018 and 2017

Consolidated Statements of Operations for the years ended December 31, 2018 and 2017

Consolidated Statement of Stockholders' Deficit for the years ended December 31, 2018 and 2017

Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017

Notes to Consolidated Financial Statements

2. FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

3. EXHIBITS

The exhibits listed below are filed with or incorporated by reference in this annual report on Form 10-K.

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Certificate of Incorporation, dated April 3, 2009		S-1		3.1	6/22/2010
3.2	Bylaws, dated April 3, 2009		S-1		3.2	6/22/2010
3.3	Certificate of Amendment to the Certificate of Incorporation, dated August 8, 2013		10-Q	6/30/2013	3.3	8/14/2013
4.1	Specimen Stock Certificate		S-1		4.1	6/22/2010
4.2	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, dated August 6, 2013		10-Q	6/30/2013	4.2	8/14/2013
10.1	Innovative Product Opportunities Inc. Trust Agreement		S-1		10.1	6/22/2010
10.2	Side Letter Agreement, The Cellular Connection Ltd., dated January 8, 2018		10-K	12/31/2017	10.2	3/29/2018
10.3	Side Letter Agreement, Stuart Turk, dated January 8, 2018		10-K	12/31/2017	10.3	3/29/2018
10.4	Side Letter Agreement, Jordan Turk, dated April 12, 2018		10-Q	3/31/2018	10.4	5/21/2018
10.5	Side Letter Agreement, Jordan Turk, dated May 10, 2018		10-Q	3/31/2018	10.5	5/21/2018
10.6	Side Letter Agreement, Jordan Turk, dated September 13, 2018	X
10.7	Side Letter Agreement, Cellular Connection Ltd., dated January 31, 2019	X
10.8	Side Letter Agreement, Stuart Turk, dated January 31, 2019	X
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	*
101.SCH	XBRL Taxonomy Extension Schema Document	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition	*

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

ITEM 16. FORM 10-K SUMMARY. None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TWO HANDS CORPORATION

Dated: April 1, 2019	By: /s/ Nadav Elituv Name: Nadav Elituv Title: President, Chief Executive Officer and Director (Principal Executive Officer) (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

By: /s/ Nadav Elituv Nadav Elituv	President, Chief Executive Officer and Director (Principal Executive Officer) (Principal Financial and Accounting Officer)	April 1, 2019

By: /s/ Ryan Wilson Ryan Wilson	Director	April 1, 2019

