Form 10-Q
period 2019-03-31
Two Hands Corp
filed 2019-05-14
CIK 1494413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 10, 2019, the issuer had 161,199,289 shares of its common stock issued and outstanding, par value $0.0001 per share.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains "forward-looking statements" that involve risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in our Form 10-K filed on April 1, 2019, and other filings we make with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

The following discussion and analysis of financial condition and results of operations is based upon, and should be read in conjunction with our audited financial statements and related notes thereto included elsewhere in this report, and in our Form 10-K filed on April 1, 2019.

2

TWO HANDS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2019

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

TWO HANDS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
ASSETS	(Unaudited)

Current assets
Cash	$158,539	$2,729
Account receivable	2,809	—
Prepaid expense	273,189	424,745
Total current assets	434,537	427,474

Property and equipment, net	2,013	2,300

Total assets	$436,550	$429,774

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$80,350	$70,062
Non-redeemable convertible notes, net	645,217	489,610
Notes payable	62,239	127,853
Due to related party	118,378	52,671
Convertible note, net	1,151	—
Derivative liabilities	455,237	—
Total current liabilities	1,362,572	740,196

Total liabilities	1,362,572	740,196

Commitments and Contingencies	—	—

Stockholder's deficit
Preferred stock; $0.001 par value; 1,000,000 shares authorized, 0 issued and outstanding	—	—
Common stock; $0.0001 par value; 3,000,000,000 shares authorized, 161,199,289 and 152,199,289 shares issued and outstanding, respectively	16,120	15,220
Shares to be issued	630,546	345,174
Additional paid-in capital	32,617,154	31,880,054
Accumulated deficit	(34,189,842)	(32,550,870)
Total stockholders' deficit	(926,022)	(310,422)

Total liabilities and stockholders' deficit	$436,550	$429,774

The accompanying footnotes are an integral part of these financial statements.

TWO HANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended March 31,
	2019	2018

Sales	$—	$170,852

Operating expenses
Bad debts	—	6,200
General and administrative	591,830	405,100
Total expenses	591,830	411,300

Loss from operations	(591,830)	(240,448)

Other income (expense)
Amortization of debt discount and interest expense	(29,805)	(20,135)
Loss on settlement of debt	(737,100)	(150,000)
Initial derivative expense	(274,717)	—
Change in fair value of derivative liabilities	(5,520)	—
Total other income (expense)	(1,047,142)	(170,135)

Net loss	$(1,638,972)	$(410,583)

Net loss per common share - basic and diluted	$(0.01)	$(0.47)

Weighted average number of common shares outstanding - basic and diluted	155,599,289	864,435

The accompanying footnotes are an integral part of these financial statements.

TWO HANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
For the three months ended March 31, 2019 and 2018
(Unaudited)

	Preferred Stock		Common Stock		Shares	Additional		Total
	Shares	Amount	Shares	Amount	to be Issued	Paid-in Capital	Accumulated Deficit	Stockholders' Deficit
Balance, December 31, 2017	—	$—	812,435	$81	$469,218	$23,288,458	$(24,454,462)	$(696,705)

Common stock issued for stock payable	—	—	2,632	2	(10,000)	9,998	—	—
Common stock issued to settle accounts payables and accrued liabilities	—	—	47,368	5	—	179,995	—	180,000
Common stock issued for conversion of notes	—	—	40,000	4	—	151,996	—	152,000
Stock-based compensation - officer	—	—			231,500	—	—	231,500
Net loss	—	—			—	—	(410,583)	(410,583)
Balance, March 31, 2018	—	$—	902,435	$92	$690,718	$23,630,447	$(24,865,045)	$(543,788)

	Preferred Stock		Common Stock		Shares	Additional		Total
	Shares	Amount	Shares	Amount	to be Issued	Paid-in Capital	Accumulated Deficit	Stockholders' Deficit
Balance, December 31, 2018	—	$—	152,199,289	$15,220	$345,174	$31,880,054	$(32,550,870)	$(310,422)

Common stock issued for conversion of notes	—	—	9,000,000	900	—	737,100	—	738,000
Stock based compensation - consulting	—	—	—	—	8,000	—	—	8,000
Stock based compensation - officer	—	—	—	—	277,372	—	—	277,372
Net loss	—	—	—	—	—	—	(1,638,972)	(1,638,972)
Balance, March 31, 2019	—	$—	161,199,289	$16,120	$630,546	$32,617,154	$(34,189,842)	$(926,022)

The accompanying footnotes are an integral part of these financial statements.

TWO HANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2019	2018
Cash flows from operating activities
Net loss	$(1,638,972)	$(410,583)
Adjustments to reconcile net loss
to cash (used in) provided by operating activities
Depreciation and amortization	287	211
Bad debt	—	6,200
Stock-based compensation	285,372	231,500
Amortization of debt discount	29,805	20,135
Loss on settlement of debt	737,100	150,000
Initial derivative expense	274,717	—
Change in fair value of derivative liabilities	5,520	—
Change in operating assets and liabilities
Accounts receivable	(2,809)	(83,088)
Prepaid expense	151,555	—
Accounts payable and accrued liabilities	48,090	36,477
Net cash used in operating activities	(109,335)	(49,148)

Cash flow from financing activities
Advance by related party	33,085	19,474
Repayment of advances to related party	(5,179)	(37,850)
Proceeds from notes payable	62,239	60,151
Proceeds from convertible note	175,000	—
Net cash provided by financing activities	265,145	41,775

Net change in cash	155,810	(7,373)

Cash, beginning of the year	2,729	18,771

Cash, end of the year	$158,539	$11,398

Cash paid during the year
Interest paid	$—	$—
Income taxes paid	$—	$—

Supplemental disclosure of non-cash investing and financing activities
Issue of shares to settle accounts payable and accrued liabilities	$—	$180,000
Issue of non-redeemable convertible notes to settle notes payable	$127,853	$258,995
Issue of shares to settle non-redeemable convertible notes	$900	$152,000
Issue of shares to settle shares to be issued	$—	$10,000
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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying financial statements of Two Hands Corporation have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the annual financial statements for the year ended December 31, 2018 of Two Hands Corporation in our Form 10-K filed on April 1, 2019.

The interim financial statements present the balance sheets, statements of operations and cash flows of Two Hands Corporation. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2019 and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

Reclassification

On the condensed consolidated statements of operations for the three months ended March 31, 2018, stock-based compensation – salaries of $231,500 and general and administration expense of $173,600 previously reported separately were combined and reported as general and administration expense of $405,100.

GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the three months ended March 31, 2019, the Company incurred a net loss of $1,638,972 and used cash in operating activities of $109,335, and at March 31, 2019, had a stockholders’ deficit of $926,022. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The Company will be dependent upon the raising of additional capital through placement of its common stock in order to implement its business plan. There can be no assurance that the Company will be successful in this situation. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might result from this uncertainty. We are currently funding our operations by way of cash advances from our Chief Executive Officer, note holders, shareholders and others; however, we do not have any oral or written agreements with them or others to loan or advance funds to us. There can be no assurances that we will be able to receive loans or advances from them or other persons in the future.

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

During the three months ended March 31, 2019 and 2018, the Company had revenue of $0 and $170,852, respectively. During 2018 100% of revenue was earned from one customer. The contract with this customer ended in November 2018. The Company recognized revenue from services provided for brand awareness campaigns for the client and their products. Revenue is recognized based on time spent on the project at an agreed upon hourly rate and as recoverable disbursements are incurred.

RESEARCH AND DEVELOPMENT COSTS

We incurred research and development costs primarily to the development of Two Hands gone application. Research and development costs are comprised primarily of contract labor and services.

Software development costs are included in research and development and are expensed as incurred. FASB ASC Topic 350 Intangibles—Goodwill and Other requires that software development costs incurred subsequent to reaching technological feasibility be capitalized, if material. If the process of developing a new product or major enhancement does not include a detailed program design, technological feasibility is determined only after completion of a working model. To date, the period between achieving technological feasibility and the general availability of such software has been short, and the software development costs qualifying for capitalization have been insignificant. The Company recorded research and development expense of $0 and $0 for the three months ended March 31, 2019 and 2018, respectively.

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

NET LOSS PER SHARE

Basic net income (loss) per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period increased to include the number of additional common shares that would have been outstanding if potentially dilutive securities had been issued. At March 31, 2019 and 2018, we excluded the common stock issuable upon conversion of non-redeemable convertible notes, convertible notes, stock payable and warrants of 7,170,399,180 shares and 3,335,502,947 shares, respectively, as their effect would have been anti-dilutive.

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

STOCK-BASED COMPENSATION

The Company accounts for stock incentive awards issued to employees and non-employees in accordance with FASB ASC 718, Stock Compensation. Accordingly, stock-based compensation is measured at the grant date, based on the fair value of the award. Stock-based awards to employees are recognized as an expense over the requisite service period, or upon the occurrence of certain vesting events. Additionally, stock-based awards to non-employees are expensed over the period in which the related services are rendered.

FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC Topic 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

Included in the ASC Topic 820 framework is a three level valuation inputs hierarchy with Level 1 being inputs and transactions that can be effectively fully observed by market participants spanning to Level 3 where estimates are unobservable by market participants outside of the Company and must be estimated using assumptions developed by the Company. The Company discloses the lowest level input significant to each category of asset or liability valued within the scope of ASC Topic 820 and the valuation method as exchange, income or use. The Company uses inputs which are as observable as possible and the methods most applicable to the specific situation of each company or valued item.

The Company’s financial instruments such as cash, accounts payable and accrued liabilities, non-redeemable convertible notes, notes payable and due to related parties are reported at cost, which approximates fair value due to the short-term nature of these financial instruments.

Derivative liabilities are measured at fair value on a recurring basis using Level 3 inputs.

The following table presents assets and liabilities that are measured and recognized at fair value as of March 31, 2019 on a recurring basis:

	Fair Value as of March 31, 2019
	Level 1	Level 2	Level 3
Derivative liability	$—	$—	$455,237

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The adoption of ASU 2016-02 on January 1, 2019 did not have a material impact since the Company on the date of adoption had short-term leases and elected not to apply the recognition requirement.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

NOTE 3 – NON-REDEEMABLE CONVERTIBLE NOTES

On June 10, 2014, the Company agreed to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable issued to The Cellular Connection Ltd. during the period from February 22, 2013 to June 10, 2014 with a total carrying value $42,189. The issue price of the Note is $42,189 with a face value of $54,193 and the Note has an original maturity date of December 31, 2014 which is subject to automatic renewal. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. The outstanding face value of the Note shall increase by another 20% on January 1, 2020 and again on each one year anniversary of the Note until the Note has been paid in full. During the three months ended March 31, 2019, the Company elected to convert $900 of principal and interest into 9,000,000 shares of common stock of the Company at a fixed conversion prices of $0.0001 per share. This conversion resulted in a loss on debt settlement of $737,100 due to the requirement to record the share issuance at fair value on the date the shares were issued. The condensed consolidated statement of operations includes interest expense of $586 and $722 for the three months ended March 31, 2019 and 2018, respectively. At March 31, 2019 and December 31, 2018, the carrying amount of the Note is $11,578 (face value of $13,370 less $1,792 unamortized discount) and $11,892 (face value of $11,892 less $0 unamortized discount), respectively.

On September 1, 2016, Doug Clark, former Chief Executive Officer and related party, assigned the Side Letter Agreement (“Note”) dated June 10, 2014 with a total carrying value $382,016 to DC Design Inc. (“DC Design”). In addition on September 1, 2016, the Company entered into an amended Side Letter Agreement with DC Design to amend and add certain terms to the Side Letter Agreement and advances from the period from June 25, 2014 to December 24, 2014. Under the terms of the amended Side Letter Agreement, the issue price of the Note is $174,252 with an interest rate 20% per annum and an original maturity date of December 31, 2017 which is subject to automatic renewal. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.003 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the note. The outstanding face value of the Note shall increase by another 20% on January 1, 2020 and again on each one year anniversary of the Note until the Note has been paid in full. The condensed consolidated statement of operations includes interest expense of $1,130 and $7,353 for the three months ended March 31, 2019 and 2018, respectively. At March 31, 2019 and December 31, 2018, the carrying amount of the Note is $24,054 (face value of $27,508 less $3,454 unamortized discount) and $22,923 (face value of $22,923 less $0 unamortized discount), respectively.

On January 8, 2018, the Company entered into a Side Letter Agreement (“Note”) with The Cellular Connection Ltd., to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $14,930 issued by the Company during the period of June 2014 and December 2017. The issue price of the Note is $14,930 with a face value of $17,916 and the Note has an original maturity date of December 31, 2018 which is subject to automatic renewal. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. The outstanding face value of the Note shall increase by another 20% on January 1, 2020 and again on each one year anniversary of the Note until the Note has been paid in full. The condensed consolidated statement of operations includes interest expense of $874 and $693 for the three months ended March 31, 2019 and 2018, respectively. At March 31, 2019 and December 31, 2018, the carrying amount of the Note is $18,790 (face value of $21,499 less $2,709 unamortized discount) and $17,916 (face value of $19,716 less $0 unamortized discount), respectively.

On January 8, 2018, the Company entered into a Side Letter Agreement (“Note”) with Stuart Turk, to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $244,065 issued by the Company during the period of July 2014 and December 2017. The issue price of the Note is $244,065 with a face value of $292,878 and the Note has an original maturity date of December 31, 2018 which is subject to automatic renewal. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. The outstanding face value of the Note shall increase by another 20% on January 1, 2020 and again on each one year anniversary of the Note until the Note has been paid in full. The condensed consolidated statement of operations includes interest expense of $14,443 and $11,317 for the three months ended March 31, 2019 and 2018, respectively. At March 31, 2019 and December 31, 2018, the carrying amount of the Note is $307,322 (face value of $351,454 less $44,132 unamortized discount) and $292,879 (face value of $292,879 less $0 unamortized discount), respectively.

On April 12, 2018, the Company entered into a Side Letter Agreement (“Note”) with Jordan Turk to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $45,000 issued by the Company during the period of March 19, 2018 to April 12, 2018. The issue price of the Note is $45,000 with a face value of $54,000 and the Note has an original maturity date of December 31, 2018 which is subject to automatic renewal. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. The outstanding face value of the Note shall increase by another 20% on January 1, 2020 and again on each one year anniversary of the Note until the Note has been paid in full. The condensed consolidated statement of operations includes interest expense of $2,663 and $0 for the three months ended March 31, 2019 and 2018, respectively. At March 31, 2019 and December 31, 2018, the carrying amount of the Note is $56,663 (face value of $64,800 less $8,137 unamortized discount) and $54,000 (face value of $54,000 less $0 unamortized discount), respectively.

On May 10, 2018, the Company entered into a Side Letter Agreement (“Note”) with Jordan Turk to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $35,000 issued by the Company on May 9, 2018. The issue price of the Note is $35,000 with a face value of $42,000 and the Note has an original maturity date of December 31, 2018 which is subject to automatic renewal. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2019. The outstanding face value of the Note shall increase by another 20% on January 1, 2020 and again on each one year anniversary of the Note until the Note has been paid in full. The condensed consolidated statement of operations includes interest expense of $2,071 and $0 for the three months ended March 31, 2019 and 2018, respectively. At March 31, 2019 and December 31, 2018, the carrying amount of the Note is $44,071 (face value of $50,400 less $6,329 unamortized discount) and $42,000 (face value of $42,000 less $0 unamortized discount), respectively.

On September 13, 2018, the Company entered into a Side Letter Agreement (“Note”) with Jordan Turk to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $40,000 issued by the Company during the period of July 10 to September 13, 2018. The issue price of the Note is $40,000 with a face value of $48,000 and the Note has an original maturity date of December 31, 2018 which is subject to automatic renewal. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2019. The outstanding face value of the Note shall increase by another 20% on January 1, 2020 and again on each one year anniversary of the Note until the Note has been paid in full. The condensed consolidated statement of operations includes interest expense of $2,367 and $0 for the three months ended March 31, 2019 and 2018, respectively. At March 31, 2019 and December 31, 2018, the carrying amount of the Note is $50,367 (face value of $57,600 less $7,233 unamortized discount) and $48,000 (face value of $48,000 less $0 unamortized discount), respectively.

On January 31, 2019, the Company entered into a Side Letter Agreement (“Note”) with Stuart Turk to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $106,968 issued by the Company during the period of January 3, 2018 to December 28, 2018. The issue price of the Note is $106,968 with a face value of $128,362 and the Note has an original maturity date of December 31, 2019 which is subject to automatic renewal. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2020. The outstanding face value of the Note shall increase by another 20% on January 1, 2021 and again on each one year anniversary of the Note until the Note has been paid in full. The condensed consolidated statement of operations includes interest expense of $3,779 and $0 for the three months ended March 31, 2019 and 2018, respectively. At March 31, 2019 and December 31, 2018, the carrying amount of the Note is $110,747 (face value of $128,362 less $17,615 unamortized discount) and $0, respectively.

On January 31, 2019, the Company entered into a Side Letter Agreement (“Note”) with The Cellular Connection Ltd. to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $20,885 issued by the Company during the period of January 23, 2018 to October 16, 2018. The issue price of the Note is $20,885 with a face value of $25,062 and the Note has an original maturity date of December 31, 2019 which is subject to automatic renewal. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2020. The outstanding face value of the Note shall increase by another 20% on January 1, 2021 and again on each one year anniversary of the Note until the Note has been paid in full. The condensed consolidated statement of operations includes interest expense of $740 and $0 for the three months ended March 31, 2019 and 2018, respectively. At March 31, 2019 and December 31, 2018, the carrying amount of the Note is $21,625 (face value of $25,062 less $3,437 unamortized discount) and $0, respectively.

NOTE 4 – NOTES PAYABLE

As of March 31, 2019 and December 31, 2018, notes payable due to Stuart Turk, Jordan Turk and The Cellular Connection Limited, a corporation controlled by Stuart Turk, totaling $62,239 and $127,853, respectively, were outstanding. The balances are non-interest bearing, unsecured and have no specified terms of repayment.

NOTE 5 – CONVERTIBLE NOTE

On March 1, 2019, the Company entered into a Securities Purchase Agreement with Firstfire Global Opportunities Fund, LLC, (“Holder”) relating to the issuance and sale of a Senior Convertible Note (the “Note”) with an original principal amount of $200,000 less an original issue discount of $20,000 and transaction costs of $5,000 bearing a 7% annual interest rate and maturing September 1, 2020 for $175,000 in cash. The Note and accrued interest, at the option of the Holder, is convertible into common shares of the Company at $0.10 per share. After 180 days after the issue date, the Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at the lessor of (i) $0.10 per share or (ii) a variable conversion price calculated at 65% of the market price defined as the lowest trading price during the ten trading day period ending on the latest trading day prior to the conversion date. The Company may prepay the Note in cash, if repaid within 90 days of date of issue, at 115% of the original principal amount plus interest, between 90 days and 120 days at 120% of the original principal amount plus interest and between 120 days and 180 days at 130% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. At March 31, 2019, the Note was recorded at amortized cost of $1,152 comprising of principal of $200,000 plus accrued interest of $1,151 less debt discount of $199,999.

NOTE 6 - CONVERTIBLE PROMISSORY NOTE DERIVATIVE LIABILITY

The Senior Convertible Note with Firstfire Global Opportunities Fund, LLC with an issue date of March 1, 2019 was accounted for under ASC 815.  The variable conversion price is not considered predominately based on a fixed monetary amount settleable with a variable number of shares due to the volatility and trading volume of the Company’s common stock. The Company’s convertible promissory note derivative liabilities have been measured at fair value at March 1, 2019 and March 31, 2019 using the binomial model.

The inputs into the binomial models are as follows:

	March 1, 2019	March 31, 2019
Closing share price	$0.07	$0.08
Conversion price	$0.0364	$0.0423
Risk free rate	2.55%	2.40%
Expected volatility	403%	405%
Dividend yield	0%	0%
Expected life	1.51 years	1.42 years

The fair value of the conversion option derivative liability is $380,919, of which $175,000 was recorded as a debt discount and the remainder of $205,919 was recorded as initial derivative expense, and $376,534 at March 1, 2019 and March 31, 2019, respectively. The decrease in the fair value of the conversion option derivative liability of $4,385 is recorded as a gain in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2019.

NOTE 7 – WARRANT LIABILITY

In conjunction with the issuance of the Senior Convertible Note with Firstfire Global Opportunities Fund, LLC (the “Note”) on March 1, 2019, the Company issued 1,000,000 warrants with an exercise price of $0.20 and a term of two years. The warrants are subject to down round and other anti-dilution protections. The warrant is tainted and classified as a liability as a result of the issuance of the Note since there is a possibility during the life of the warrant the Company would not have enough authorized shares available if the warrant is exercised. The Company’s warrant liability has been measured at fair value at March 1, 2019 and March 31, 2019 using the binomial model.

The inputs into the binomial models are as follows:

	March 1, 2019	March 31, 2019
Closing share price	$0.07	$0.07
Exercise price	$0.20	$0.20
Risk free rate	2.27%	1.93%
Expected volatility	364%	370%
Dividend yield	0%	0%
Expected life	2.0 years	1.93 years

The fair value of the warrant liability is $68,798, which was recorded as initial derivative expense, and $78,703 at March 1, 2019 and March 31, 2019, respectively. The increase in the fair value of the warrant liability of $9,905 is recorded as a loss in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2019.

NOTE 8 – RELATED PARTY TRANSACTIONS

As of March 31, 2019 and 2018, advances and accrued salary of $118,378 and $52,671, respectively, were due to Nadav Elituv, the Company's Chief Executive Officer. The balance is non-interest bearing, unsecured and have no specified terms of repayment.

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

Stock-based compensation – salaries expense related to these employment agreements for the three months ended March 31, 2019 and 2018 is $277,372 and $231,500, respectively. Stock-based compensation – salaries expense is recognized ratably over the requisite service period. At March 31, 2019, 9,317,406 shares of common stock under the September 10, 2018 employment agreement has not vested.

NOTE 9- STOCKHOLDERS’ DEFICIT

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

During three months ended March 31, 2019, the Company elected to convert $900 of principal and interest of non-redeemable convertible notes into 9,000,000 shares of common stock of the Company valued at 738,000 ($0.082 per share). The conversions resulted in a loss on settlement of debt of $737,100.

Shares to be issued

As at March 31, 2019 and December 31, 2018, the Company had an obligation to issue 20,682,594 shares of common stock and 11,467,577 shares of common stock, respectively, for stock-based compensation –salaries (see Note 8). In addition, at March 31, 2019, the company had an obligation to issue 100,000 shares of common stock for stock based compensation – services.

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

RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

REVENUES

Our revenue for three months ended March 31, 2019 was $0, compared to $170,852 the three months ended March 31, 2018. During the year ended December 31, 2018, 100% of revenue was earned from one customer. The contract with the customer ended in November 2018.

OPERATING EXPENSES

Our general and administrative expense for the three months ended March 31, 2019 was $591,830, compared to $405,100 for the three months ended March 31, 2018, respectively. The increase in general and administrative expense is primarily due to an increase in consulting, salary, investor relations, professional and travel.

General and administrative expense includes stock-based compensation – salaries for the three months ended March 31, 2019 and 2018 which comprises of 9,215,017 and 2,500,000 shares of common stock to be issued valued at $277,372 and $231,500, respectively for salaries to our Chief Executive Officer.

General and administrative expense also includes stock-based compensation – consulting for the three months ended March 31, 2019 and 2018 which comprises of 100,000 and 0 shares of common stock to be issued valued at $8,000 and $0, respectively for legal services.

OTHER INCOME (EXPENSE)

Amortization of debt discount and interest expense for the three months ended March 31, 2019 was $29,805, compared to $20,135 for the three months ended March 31, 2018. The increase in interest expense is primarily due to the issuance of two non-redeemable convertible notes on January 31, 2019 with a total issue price of $127,853 and the issuance of a convertible note on March 1, 2019 for $175,000 in cash.

On February 25, 2019 the Company elected to convert $900 of principal and interest of a non-redeemable convertible note into 9,000,000 shares of common stock of the Company resulting in a loss on settlement of debt of $737,100.

Initial derivative expense of $274,717 represents the difference between the fair value of the total embedded derivative and warrant liability of $449,717 and the cash received of $175,000 for the convertible note issued on March 1, 2019.

The gain in the fair value of derivative liability of $4,385 represents the decrease in the fair value of derivative liability between March 1, 2019 and March 31, 2019.

The loss in the fair value of derivative liability of $9,905 represents the increase in the fair value of derivative liability between March 1, 2019 and March 31, 2019.

NET INCOME/LOSS

Our net loss for three months ended March 31, 2019 was $1,638,972, compared to $410,583 for the three months ended March 31, 2018, respectively. Our losses during the three months ended March 31, 2019 and 2018 are primarily due to costs associated with professional fees, our transfer agent, investor relations, stock-based compensation for salaries, loss on settlement of debt and the issuance of a convertible note on March 1, 2019.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2019, we had cash of $158,539 and total liabilities of $1,362,572. Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations during the next 12 months. We are completely dependent upon the willingness of our management to fund our initial operations by way of loans from our Chief Executive Officer, shareholders and others.

The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the three months ended March 31, 2019, the Company incurred a net loss of $1,638,972 and used cash in operating activities of $109,335, and at March 31, 2019, had a stockholders’ deficit of $926,022. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The Company’s independent registered public accounting firm, in their report on the Company’s financial statements for the year ending December 31, 2018, expressed substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty should we be unable to continue as a going concern.

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

We expect to be able to secure capital through advances from our Chief Executive Officer, note holders, shareholders and others in order to pay expenses such as organizational costs, filing fees, accounting fees and legal fees, however, we do not have any written or oral agreements with any third parties which require them to fund our operations and there can be no assurances that we will be able to obtain such funds. We believe it will be difficult to secure capital in the future because we have no assets to secure debt and there is currently no trading market for our securities. We will need additional capital in the next twelve months and if we cannot raise such capital on acceptable terms, we may have to curtail our operations or terminate our business entirely.

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

OPERATING CAPITAL AND CAPITAL EXPENDITURE REQUIREMENTS

We are currently funding our operations by way of cash advances from our Chief Executive Officer, note holders, shareholders and others; however, we do not have any oral or written agreements with them or others to loan or advance funds to us. There can be no assurances that we will be able to receive loans or advances from them or other persons in the future. We hope to be able to compensate our independent contractors with stock-based compensation, which will not require us to use our cash, although there can be no assurances that we will be successful in these efforts. We expect that we will be required to raise an additional $200,000 in cash by issuing new debt or equity for operating costs in order to implement our business plan in the next 12 months. The funds are loaned to the Company as required to pay amounts owed by the Company. As such, our operating capital is currently limited to the personal resources of our Chief Executive Officer, note holders, shareholders and others and their willingness to loan or advance funds to us. The loans from our Chief Executive Officer, note holders, shareholders and others are unsecured and non-interest bearing and have no set terms of repayment.

As of March 31, 2019 and December 31, 2018, notes payable due to Stuart Turk, Jordan Turk and The Cellular Connection Limited, a corporation controlled by Stuart Turk, totaling $62,239 and $127,853, respectively, were outstanding. The balances are non-interest bearing, unsecured and have no specified terms of repayment.

On January 31, 2019, the Company entered into a Side Letter Agreement (“Note”) with Stuart Turk to amend and add certain terms to the unsecured, non-interest bearing, due on demand notes payable totaling $106,968 issued by the Company during the period of January 3, 2018 to December 28, 2018. The issue price of the Note is $106,968 with a face value of $128,362 and the Note has an original maturity date of December 31, 2019 which is subject to automatic renewal. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2020. The outstanding face value of the Note shall increase by another 20% on January 1, 2021 and again on each one-year anniversary of the Note until the Note has been paid in full.

On January 31, 2019, the Company entered into a Side Letter Agreement (“Note”) with The Cellular Connection Ltd. to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $20,885 issued by the Company during the period of January 23, 2018 to October 16, 2018. The issue price of the Note is $20,885 with a face value of $25,062 and the Note has an original maturity date of December 31, 2019 which is subject to automatic renewal. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2020. The outstanding face value of the Note shall increase by another 20% on January 1, 2021 and again on each one year anniversary of the Note until the Note has been paid in full.

We do not believe that we have sufficient cash or other types of liquidity available to us to fund our operations and meet our other obligations during the next 12 months or longer.

Our common stock started trading over the counter and has been quoted on the Over-The-Counter Bulletin Board since February 17, 2011. The stock currently trades under the symbol “TWOH.OB.”

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

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2019, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended March 31, 2019, we did not have any unregistered sales of equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

During the quarter ended March 31, 2019, we did not have any defaults upon senior securities.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Certificate of Incorporation, dated April 3, 2009		S-1		3.1	6/22/2010
3.2	Bylaws, dated April 3, 2009		S-1		3.2	6/22/2010
3.3	Certificate of Amendment to the Certificate of Incorporation, dated August 8, 2013		10-Q	6/30/2013	3.3	8/14/2013
4.1	Specimen Stock Certificate		S-1		4.1	6/22/2010
4.2	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, dated August 6, 2013		10-Q	6/30/2013	4.2	8/14/2013
10.1	Innovative Product Opportunities Inc. Trust Agreement		S-1		10.1	6/22/2010
10.2	Side Letter Agreement, The Cellular Connection Ltd., dated January 8, 2018		10-K	12/31/2017	10.2	3/29/2018
10.3	Side Letter Agreement, Stuart Turk, dated January 8, 2018		10-K	12/31/2017	10.3	3/29/2018
10.4	Side Letter Agreement, Jordan Turk, dated April 12, 2018		10-Q	3/31/2018	10.4	5/21/2018
10.5	Side Letter Agreement, Jordan Turk, dated May 10, 2018		10-Q	3/31/2018	10.5	5/21/2018
10.6	Side Letter Agreement, Jordan Turk, dated September 13, 2018		10-K	12/31/2018	10.6	4/1/2019
10.7	Side Letter Agreement, Cellular Connection Ltd., dated January 31, 2019		10-K	12/31/2018	10.7	4/1/2019
10.8	Side Letter Agreement, Stuart Turk, dated January 31, 2019		10-K	12/31/2018	10.8	4/1/2019
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	*
101.SCH	XBRL Taxonomy Extension Schema Document	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition	*

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TWO HANDS CORPORATION

May 14, 2019	By: /s/ Nadav Elituv Nadav Elituv, President, Chief Executive Officer and Director (Principal Executive Officer) (Principal Financial and Accounting Officer)

