Form 10-Q
period 2019-06-30
Two Hands Corp
filed 2019-08-09
CIK 1494413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission File Number: 333-167667

TWO HANDS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	42-1770123
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
33 Davies Avenue, Level 2 Toronto, Ontario, Canada (Address of Principal Executive Offices)	M4M 2A9 (Zip Code)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of July 24, 2019, the issuer had 198,799,289 shares of its common stock issued and outstanding, par value $0.0001 per share.

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

The following discussion and analysis of financial condition and results of operations is based upon and should be read in conjunction with our audited financial statements and related notes thereto included elsewhere in this report, and in our Form 10-K filed on April 1, 2019.

2

TWO HANDS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2019

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

TWO HANDS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
ASSETS	(Unaudited)

Current assets
Cash	$34,842	$2,729
Taxes receivable	5,920	—
Prepaid expense	120,601	424,745
Total current assets	161,363	427,474

Property and equipment, net	3,276	2,300

Total assets	$164,639	$429,774

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$95,495	$70,062
Non-redeemable convertible notes, net	676,091	489,610
Notes payable	22,236	127,853
Due to related party	185,160	52,671
Convertible note, net	6,539	—
Derivative liabilities	555,055	—
Total current liabilities	1,540,576	740,196

Total liabilities	1,540,576	740,196

Commitments and Contingencies	—	—

Stockholder's deficit
Preferred stock; $0.001 par value; 1,000,000 shares authorized, 0 issued and outstanding	—	—
Common stock; $0.0001 par value; 3,000,000,000 shares authorized, 197,009,289 and 152,199,289 shares issued and outstanding, respectively	19,701	15,220
Shares to be issued	—	345,174
Additional paid-in capital	33,812,073	31,880,054
Accumulated deficit	(35,207,711)	(32,550,870)
Total stockholders' deficit	(1,375,937)	(310,422)

Total liabilities and stockholders' deficit	$164,639	$429,774

The accompanying footnotes are an integral part of these financial statements.

TWO HANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018

Sales	$—	$104,305	$—	$275,157

Operating expenses
Bad debts	—	—	—	6,200
General and administrative	621,789	450,569	1,213,619	855,669
Total expenses	621,789	450,569	1,213,619	861,869

Loss from operations	(621,789)	(346,264)	(1,213,619)	(586,712)

Other income (expense)
Amortization of debt discount and interest expense	(36,782)	(25,604)	(66,587)	(45,739)
Loss on settlement of debt	(259,480)	(174,400)	(996,580)	(324,400)
Initial derivative expense	—	—	(274,717)	—
Change in fair value of derivative liabilities	(99,818)	—	(105,338)	—
Total other income (expense)	(396,080)	(200,004)	(1,443,222)	(370,139)

Net loss	$(1,017,869)	$(546,268)	$(2,656,841)	$(956,851)

Net loss per common share - basic and diluted	$(0.01)	$(0.56)	$(0.02)	$(1.04)

Weighted average number of common shares outstanding - basic and diluted	168,764,672	982,726	162,218,350	923,908

The accompanying footnotes are an integral part of these financial statements.

TWO HANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
For the three and six months ended June 30, 2019 and 2018
(Unaudited)
	Preferred Stock		Common Stock		Shares to be	Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	Deficit

Balance, December 31, 2017	—	$—	812,435	$81	$469,218	$23,288,457	$(24,454,462)	$(696,706)

Common stock issued for stock payable	—	—	20,062	2	(932,218)	932,216	—	—
Common stock issued to settle accounts payables and accrued liabilities	—	—	72,976	8	—	237,610	—	237,618
Common stock issued for prepaid	—	—	120,000	12	—	293,988	—	294,000
Common stock issued for conversion of notes	—	—	172,000	17	—	448,983	—	449,000
Stock-based compensation - officer	—	—			463,000	—	—	463,000
Net loss	—	—			—	—	(956,851)	(956,851)
Balance, June 30, 2018	—	$—	1,197,473	$120	$—	$25,201,254	$(25,411,313)	$(209,939)

	Preferred Stock		Common Stock		Shares to be	Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	Deficit
Balance, March 31, 2018	—	$—	902,435	$92	$690,718	$23,630,447	$(24,865,045)	$(543,788)

Common stock issued for stock payable	—	—	17,430	2	(922,218)	922,216	—	—
Common stock issued to settle accounts payables and accrued liabilities	—	—	25,608	2	—	57,615	—	57,617
Common stock issued for prepaid	—	—	120,000	12	—	293,988	—	294,000
Common stock issued for conversion of notes	—	—	132,000	12	—	296,988	—	297,000
Stock-based compensation - officer	—	—			231,500	—	—	231,500
Net loss	—	—			—	—	(546,268)	(546,268)
Balance, June 30, 2018	—	$—	1,197,473	$120	$—	$25,201,254	$(25,411,313)	$(209,939)

	Preferred Stock		Common Stock		Shares to be	Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	Deficit
Balance, December 31, 2018	—	$—	152,199,289	$15,220	$345,174	$31,880,054	$(32,550,870)	$(310,422)

Common stock issued for conversion of notes	—	—	14,200,000	1,420	—	996,580	—	998,000
Stock based compensation - consulting	—	—	200,000	20	(8,000)	14,980	—	7,000
Stock based compensation - officer	—	—	30,000,000	3,000	(337,174)	900,000	—	565,826
Stock issued for cash	—	—	410,000	41	—	20,459	—	20,500
Net loss	—	—	—	—	—	—	(2,656,841)	(2,656,841)
Balance, June 30, 2019	—	$—	197,009,289	$19,701	$—	$33,812,073	$(35,207,711)	$(1,375,937)

	Preferred Stock		Common Stock		Shares to be	Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	Deficit
Balance, March 31, 2019	—	$—	161,199,289	$16,120	$630,546	$32,617,154	$(34,189,842)	$(926,022)

Common stock issued for conversion of notes	—	—	5,200,000	520	—	259,480	—	260,000
Stock based compensation - consulting	—	—	200,000	20	(8,000)	14,980	—	7,000
Stock based compensation - officer	—	—	30,000,000	3,000	(622,546)	900,000	—	280,454
Stock issued for cash	—	—	410,000	41	—	20,459	—	20,500
Net loss	—	—	—	—	—	—	(1,017,869)	(1,017,869)
Balance, June 30, 2019	—	$—	197,009,289	$19,701	$—	$33,812,073	$(35,207,711)	$(1,375,937)

The accompanying footnotes are an integral part of these financial statements.

TWO HANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2019	2018
Cash flows from operating activities
Net loss	$(2,656,841)	$(956,851)
Adjustments to reconcile net loss
to cash (used in) provided by operating activities
Depreciation and amortization	640	433
Bad debt	—	6,200
Stock-based compensation	572,826	463,000
Amortization of debt discount	66,588	45,739
Loss on settlement of debt	996,580	324,400
Initial derivative expense	274,717	—
Change in fair value of derivative liabilities	105,338	—
Change in operating assets and liabilities
Accounts receivable	(5,920)	(34,663)
Prepaid expense	304,142	6,138
Accounts payable and accrued liabilities	101,034	47,141
Net cash used in operating activities	(240,896)	(98,463)

Cash flows from investing activities
Purchase of property and equipment	(1,616)	(1,743)
Net cash used in investing activities	(1,616)	(1,743)

Cash flow from financing activities
Advance by related party	77,226	43,683
Repayment of advances to related party	(20,338)	(83,180)
Proceeds from notes payable	94,302	140,787
Repayments of notes payable	(72,065)	—
Proceeds from convertible note	175,000	—
Proceeds from issuance of common stock	20,500	—
Net cash provided by financing activities	274,625	101,290

Net change in cash	32,113	1,084

Cash, beginning of the period	2,729	18,771

Cash, end of the period	$34,842	$19,855

Cash paid during the year
Interest paid	$—	$—
Income taxes paid	$—	$—

Supplemental disclosure of non-cash investing and financing activities
Issue of shares for prepaid expense	$—	$294,000
Issue of shares to settle accounts payable and accrued liabilities	$—	$237,616
Issue of non-redeemable convertible notes to settle notes payable	$127,853	$338,995
Issue of shares to settle non-redeemable convertible notes	$998,000	$449,000
Issue of shares to settle shares to be issued	$911,000	$932,218
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

On January 17, 2019, the Company entered into an agreement to purchase a 100% interest in the Colombian License held by Plantro Inc S.A.S. The transaction is subject to the Company’s satisfaction that it can acquire the License free and clear of all encumbrances, completion of due diligence, receipt of any third-party consents and there being no material adverse change in the License. The Company has agreed to issue ten million (10,000,000) restricted shares of its common stock and pay a royalty of 15% of net income, calculated in accordance with US GAAP, earned from the License to Plantro Inc S.A.S. The transaction was originally expected to close on February 15, 2019. On February 27, 2019, the Company announced the closing of the transaction was extended to the week of April 4, 2019 to satisfy the conditions placed on Plantro Inc S.A.S. We currently believe that the transaction will close by the end of the fourth quarter of 2019.

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

The interim financial statements present the balance sheets, statements of operations, stockholders’ deficit and cash flows of Two Hands Corporation. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2019 and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

Reclassification

On the condensed consolidated statements of operations for the six months ended June 30, 2018, stock-based compensation – salaries of $463,000 and general and administration expense of $392,669 previously reported separately were combined and reported as general and administration expense of $855,669.

GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the six months ended June 30, 2019, the Company incurred a net loss of $2,656,841 and used cash in operating activities of $240,896, and at June 30, 2019, had a stockholders’ deficit of $1,375,937. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The Company will be dependent upon the raising of additional capital through placement of its common stock in order to implement its business plan. There can be no assurance that the Company will be successful in this situation. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might result from this uncertainty. We are currently funding our operations by way of cash advances from our Chief Executive Officer, note holders, shareholders and others; however, we do not have any oral or written agreements with them or others to loan or advance funds to us. There can be no assurances that we will be able to receive loans or advances from them or other persons in the future.

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

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of six months or less to be cash equivalents.

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

During the six months ended June 30, 2019 and 2018, the Company had revenue of $0 and $275,157, respectively. During 2018 100% of revenue was earned from one customer. The contract with this customer ended in November 2018. The Company recognized revenue from services provided for brand awareness campaigns for the client and their products. Revenue is recognized based on time spent on the project at an agreed upon hourly rate and as recoverable disbursements are incurred.

RESEARCH AND DEVELOPMENT COSTS

We incurred research and development costs primarily to the development of Two Hands gone application. Research and development costs are comprised primarily of contract labor and services.

Software development costs are included in research and development and are expensed as incurred. FASB ASC Topic 350 Intangibles—Goodwill and Other requires that software development costs incurred subsequent to reaching technological feasibility be capitalized, if material. If the process of developing a new product or major enhancement does not include a detailed program design, technological feasibility is determined only after completion of a working model. To date, the period between achieving technological feasibility and the general availability of such software has been short, and the software development costs qualifying for capitalization have been insignificant. The Company recorded research and development expense of $0 and $0 for the six months ended June 30, 2019 and 2018, respectively.

DEBT DISCOUNT AND DEBT ISSUANCE COSTS

Debt discounts and debt issuance costs incurred in connection with the issuance of convertible notes are capitalized and amortized to interest expense based on the related debt agreements using the effective interest rate method. Unamortized discounts are netted against convertible notes.

DERIVATIVE LIABILITY

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Paragraph 815-15-25-1 the conversion feature and certain other features are considered embedded derivative instruments, such as a conversion reset provision, a penalty provision and redemption option, which are to be recorded at their fair value as its fair value can be separated from the convertible note and its conversion is independent of the underlying note value. The Company records the resulting discount on debt related to the conversion features at initial transaction and amortizes the discount using the effective interest rate method over the life of the debt instruments. The conversion liability is then marked to market each reporting period with the resulting gains or losses shown in the statements of operations.

In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

The Company follows ASC Section 815-40-15 (“Section 815-40-15”) to determine whether an instrument (or an embedded feature) is indexed to the Company’s own stock. Section 815-40-15 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.

The Company evaluates its convertible debt, options, warrants or other contracts, if any, to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with paragraph 810-10-05-4 and Section 815-40-25 of the FASB Accounting Standards Codification. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as either an asset or a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statement of operations as other income or expense. Upon conversion, exercise or cancellation of a derivative instrument, the instrument is marked to fair value at the date of conversion, exercise or cancellation and then that the related fair value is reclassified to equity.

The Company utilizes the binomial option pricing model to compute the fair value of the derivative and to mark to market the fair value of the derivative at each balance sheet date. The binomial option pricing model includes subjective input assumptions that can materially affect the fair value estimates. The expected volatility is estimated based on the most recent historical period of time equal to the remaining contractual term of the instrument granted.

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

NET LOSS PER SHARE

Basic net income (loss) per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period increased to include the number of additional common shares that would have been outstanding if potentially dilutive securities had been issued. At June 30, 2019 and 2018, we excluded the common stock issuable upon conversion of non-redeemable convertible notes, convertible notes, stock payable and warrants of 7,137,647,280 shares and 8,459,006 shares, respectively, as their effect would have been anti-dilutive. At June 30, 2019, common stock equivalents exceeds authorized shares of common stock of the Company.

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

In June 2018, the FASB issued ASU 2018-07—Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees subject to certain exceptions. The Company early adopted ASU 2018-07 with respect to grants of shares of common stock of the Company made in June 2018. The early adoption of ASU 2018-07 did not have a material impact on the consolidated financial statements.

Prior to the early adoption of ASU 2018-07 in June 2018, stock-based awards granted to non-employees were accounted for in accordance with ASU 505-50 – Equity-Based Payments to Non-Employees (“ASU 505-50”). ASU 505-50 measures stock-based compensation at either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty's performance is completed.

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

Derivative liabilities are measured at fair value on a recurring basis using Level 3 inputs.

The following table presents assets and liabilities that are measured and recognized at fair value as of June 30, 2019 on a recurring basis:

	Level 1	Level 2	Level 3
Description	$	$	$
Derivative liabilities	—	—	555,055

RECENT ACCOUNTING PRONOUNCEMENTS

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

NOTE 3 – NON-REDEEMABLE CONVERTIBLE NOTES

On June 10, 2014, the Company agreed to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable issued to The Cellular Connection Ltd. during the period from February 22, 2013 to June 10, 2014 with a total carrying value $42,189. The issue price of the Note is $42,189 with a face value of $54,193 and the Note has an original maturity date of December 31, 2014 which is subject to automatic renewal. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. The outstanding face value of the Note shall increase by another 20% on January 1, 2020 and again on each one year anniversary of the Note until the Note has been paid in full. During the six months ended June 30, 2019, the Company elected to convert $1,420 of principal and interest into 14,200,000 shares of common stock of the Company at a fixed conversion prices of $0.0001 per share. This conversion resulted in a loss on debt settlement of $996,580 due to the requirement to record the share issuance at fair value on the date the shares were issued. The condensed consolidated statement of operations includes interest expense of $1,179 and $1,533 for the six months ended June 30, 2019 and 2018, respectively and $593 and $781 for the three months ended June 30, 2019 and 2018, respectively. At June 30, 2019 and December 31, 2018, the carrying amount of the Note is $11,651 (face value of $12,850 less $1,199 unamortized discount) and $11,892 (face value of $11,892 less $0 unamortized discount), respectively.

On September 1, 2016, Doug Clark, former Chief Executive Officer and related party, assigned the Side Letter Agreement (“Note”) dated June 10, 2014 with a total carrying value $382,016 to DC Design Inc. (“DC Design”). In addition, on September 1, 2016, the Company entered into an amended Side Letter Agreement with DC Design to amend and add certain terms to the Side Letter Agreement and advances from the period from June 25, 2014 to December 24, 2014. Under the terms of the amended Side Letter Agreement, the issue price of the Note is $174,252 with an interest rate 20% per annum and an original maturity date of December 31, 2017 which is subject to automatic renewal. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.003 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the note. The outstanding face value of the Note shall increase by another 20% on January 1, 2020 and again on each one year anniversary of the Note until the Note has been paid in full. The condensed consolidated statement of operations includes interest expense of $2,274 and $14,788 for the six months ended June 30, 2019 and 2018, respectively and $1,143 and $7,435 for the three months ended June 30, 2019 and 2018, respectively. At June 30, 2019 and December 31, 2018, the carrying amount of the Note is $25,197 (face value of $27,508 less $2,311 unamortized discount) and $22,923 (face value of $22,923 less $0 unamortized discount), respectively.

On January 8, 2018, the Company entered into a Side Letter Agreement (“Note”) with The Cellular Connection Ltd., to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $14,930 issued by the Company during the period of June 2014 and December 2017. The issue price of the Note is $14,930 with a face value of $17,916 and the Note has an original maturity date of December 31, 2018 which is subject to automatic renewal. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. The outstanding face value of the Note shall increase by another 20% on January 1, 2020 and again on each one year anniversary of the Note until the Note has been paid in full. The condensed consolidated statement of operations includes interest expense of $1,777 and $1,451 for the six months ended June 30, 2019 and 2018, respectively and $903 and $759 for the three months ended June 30, 2019 and 2018, respectively. At June 30, 2019 and December 31, 2018, the carrying amount of the Note is $19,693 (face value of $21,499 less $1,806 unamortized discount) and $17,916 (face value of $17,916 less $0 unamortized discount), respectively.

On January 8, 2018, the Company entered into a Side Letter Agreement (“Note”) with Stuart Turk, to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $244,065 issued by the Company during the period of July 2014 and December 2017. The issue price of the Note is $244,065 with a face value of $292,878 and the Note has an original maturity date of December 31, 2018 which is subject to automatic renewal. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. The outstanding face value of the Note shall increase by another 20% on January 1, 2020 and again on each one year anniversary of the Note until the Note has been paid in full. The condensed consolidated statement of operations includes interest expense of $29,047 and $23,725 for the six months ended June 30, 2019 and 2018, respectively and $14,604 and $12,408 for the three months ended June 30, 2019 and 2018, respectively. At June 30, 2019 and December 31, 2018, the carrying amount of the Note is $321,925 (face value of $351,454 less $29,529 unamortized discount) and $292,879 (face value of $292,879 less $0 unamortized discount), respectively.

On April 12, 2018, the Company entered into a Side Letter Agreement (“Note”) with Jordan Turk to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $45,000 issued by the Company during the period of March 19, 2018 to April 12, 2018. The issue price of the Note is $45,000 with a face value of $54,000 and the Note has an original maturity date of December 31, 2018 which is subject to automatic renewal. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. The outstanding face value of the Note shall increase by another 20% on January 1, 2020 and again on each one year anniversary of the Note until the Note has been paid in full. T The condensed consolidated statement of operations includes interest expense of $5,356 and $2,703 for the six months ended June 30, 2019 and 2018, respectively and $2,693 and $2,703 for the three months ended June 30, 2019 and 2018, respectively. At June 30, 2019 and December 31, 2018, the carrying amount of the Note is $59,356 (face value of $64,800 less $5,444 unamortized discount) and $54,000 (face value of $54,000 less $0 unamortized discount), respectively.

On May 10, 2018, the Company entered into a Side Letter Agreement (“Note”) with Jordan Turk to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $35,000 issued by the Company on May 9, 2018. The issue price of the Note is $35,000 with a face value of $42,000 and the Note has an original maturity date of December 31, 2018 which is subject to automatic renewal. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2019. The outstanding face value of the Note shall increase by another 20% on January 1, 2020 and again on each one year anniversary of the Note until the Note has been paid in full. The condensed consolidated statement of operations includes interest expense of $4,165 and $1,519 for the six months ended June 30, 2019 and 2018, respectively and $2,094 and $1,519 for the three months ended June 30, 2019 and 2018, respectively. At June 30, 2019 and December 31, 2018, the carrying amount of the Note is $46,165 (face value of $50,400 less $4,235 unamortized discount) and $42,000 (face value of $42,000 less $0 unamortized discount), respectively.

On September 13, 2018, the Company entered into a Side Letter Agreement (“Note”) with Jordan Turk to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $40,000 issued by the Company during the period of July 10 to September 13, 2018. The issue price of the Note is $40,000 with a face value of $48,000 and the Note has an original maturity date of December 31, 2018 which is subject to automatic renewal. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2019. The outstanding face value of the Note shall increase by another 20% on January 1, 2020 and again on each one year anniversary of the Note until the Note has been paid in full. The condensed consolidated statement of operations includes interest expense of $4,761 and $0 for the six months ended June 30, 2019 and 2018, respectively and $2,393 and $0 for the three months ended June 30, 2019 and 2018, respectively. At June 30, 2019 and December 31, 2018, the carrying amount of the Note is $52,761 (face value of $57,600 less $4,839 unamortized discount) and $48,000 (face value of $48,000 less $0 unamortized discount), respectively.

On January 31, 2019, the Company entered into a Side Letter Agreement (“Note”) with Stuart Turk to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $106,968 issued by the Company during the period of January 3, 2018 to December 28, 2018. The issue price of the Note is $106,968 with a face value of $128,362 and the Note has an original maturity date of December 31, 2019 which is subject to automatic renewal. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2020. The outstanding face value of the Note shall increase by another 20% on January 1, 2021 and again on each one year anniversary of the Note until the Note has been paid in full. The condensed consolidated statement of operations includes interest expense of $9,608 and $0 for the six months ended June 30, 2019 and 2018, respectively and $5,829 and $0 for the three months ended June 30, 2019 and 2018, respectively. At June 30, 2019 and December 31, 2018, the carrying amount of the Note is $116,576 (face value of $128,362 less $11,786 unamortized discount) and $0, respectively.

On January 31, 2019, the Company entered into a Side Letter Agreement (“Note”) with The Cellular Connection Ltd. to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $20,885 issued by the Company during the period of January 23, 2018 to October 16, 2018. The issue price of the Note is $20,885 with a face value of $25,062 and the Note has an original maturity date of December 31, 2019 which is subject to automatic renewal. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2020. The outstanding face value of the Note shall increase by another 20% on January 1, 2021 and again on each one year anniversary of the Note until the Note has been paid in full. The condensed consolidated statement of operations includes interest expense of $1,882 and $0 for the six months ended June 30, 2019 and 2018, respectively and $1,141 and $0 for the three months ended June 30, 2019 and 2018, respectively. At June 30, 2019 and December 31, 2018, the carrying amount of the Note is $22,767 (face value of $25,062 less $2,295 unamortized discount) and $0, respectively.

NOTE 4 – NOTES PAYABLE

As of June 30, 2019 and December 31, 2018, notes payable due to Stuart Turk, Jordan Turk and The Cellular Connection Limited, a corporation controlled by Stuart Turk, totaling $22,236 and $127,853, respectively, were outstanding. The balances are non-interest bearing, unsecured and have no specified terms of repayment.

NOTE 5 – CONVERTIBLE NOTE

On March 1, 2019, the Company entered into a Securities Purchase Agreement with Firstfire Global Opportunities Fund, LLC, (“Holder”) relating to the issuance and sale of a Senior Convertible Note (the “Note”) with an original principal amount of $200,000 less an original issue discount of $20,000 and transaction costs of $5,000 bearing a 7% annual interest rate and maturing September 1, 2020 for $175,000 in cash. The Note and accrued interest, at the option of the Holder, is convertible into common shares of the Company at $0.10 per share. After 180 days after the issue date, the Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at the lessor of (i) $0.10 per share or (ii) a variable conversion price calculated at 65% of the market price defined as the lowest trading price during the ten trading day period ending on the latest trading day prior to the conversion date. The Company may prepay the Note in cash, if repaid within 90 days of date of issue, at 115% of the original principal amount plus interest, between 90 days and 120 days at 120% of the original principal amount plus interest and between 120 days and 180 days at 130% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. At June 30, 2019, the Note was recorded at amortized cost of $6,539 comprised of principal of $200,000 plus accrued interest of $4,641 less debt discount of $198,102.

NOTE 6 - CONVERTIBLE PROMISSORY NOTE DERIVATIVE LIABILITY

The Senior Convertible Note with Firstfire Global Opportunities Fund, LLC with an issue date of March 1, 2019 was accounted for under ASC 815.  The variable conversion price is not considered predominately based on a fixed monetary amount settleable with a variable number of shares due to the volatility and trading volume of the Company’s common stock. The Company’s convertible promissory note derivative liabilities have been measured at fair value at March 1, 2019 and June 30, 2019 using the binomial model.

The inputs into the binomial models are as follows:

	March 1, 2019	March 31, 2019	June 30, 2019
Closing share price	$0.07	$0.08	$0.069
Conversion price	$0.0364	$0.0423	$0.0284
Risk free rate	2.55%	2.40%	2.00%
Expected volatility	403%	405%	407%
Dividend yield	0%	0%	0%
Expected life	1.51 years	1.42 years	1.18 years

The fair value of the conversion option derivative liability was $380,919, of which $175,000 was recorded as a debt discount and the remainder of $205,919 was recorded as initial derivative expense, and $487,912 at March 1, 2019 and June 30, 2019, respectively. The increase in the fair value of the conversion option derivative liability of $106,993 is recorded as a loss in the unaudited condensed consolidated statements of operations for the six months ended June 30, 2019.

NOTE 7 – WARRANT LIABILITY

In conjunction with the issuance of the Senior Convertible Note with Firstfire Global Opportunities Fund, LLC (the “Note”) on March 1, 2019, the Company issued 1,000,000 warrants with an exercise price of $0.20 and a term of two years. The warrants are subject to down round and other anti-dilution protections. The warrant is tainted and classified as a liability as a result of the issuance of the Note since there is a possibility during the life of the warrant the Company would not have enough authorized shares available if the warrant is exercised. The Company’s warrant liability has been measured at fair value at March 1, 2019 and June 30, 2019 using the binomial model.

The inputs into the binomial models are as follows:

	March 1, 2019	March 31, 2019	June 30, 2019
Closing share price	$0.07	$0.08	$0.069
Exercise price	$0.20	$0.20	$0.20
Risk free rate	2.27%	1.93%	2.00%
Expected volatility	364%	370%	376%
Dividend yield	0%	0%	0%
Expected life	2.0 years	1.93 years	1.68 years

The fair value of the warrant liability is $68,798, which was recorded as initial derivative expense, and $67,143 at March 1, 2019 and June 30, 2019, respectively. The decrease in the fair value of the warrant liability of $1,655 is recorded as a gain in the unaudited condensed consolidated statements of operations for the six months ended June 30, 2019.

NOTE 8 – RELATED PARTY TRANSACTIONS

As of June 30, 2019 and 2018, advances and accrued salary of $185,160 and $52,671, respectively, were due to Nadav Elituv, the Company's Chief Executive Officer. The balance is non-interest bearing, unsecured and have no specified terms of repayment.

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

Stock-based compensation – salaries expense related to these employment agreements for the six months ended June 30, 2019 and 2018 is $557,826 and $463,000, respectively. Stock-based compensation – salaries expense is recognized ratably over the requisite service period.

NOTE 9 - STOCKHOLDERS’ DEFICIT

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

During the six months ended June 30, 2019, the Company elected to convert $1,420 of principal and interest of non-redeemable convertible notes into 14,200,000 shares of common stock of the Company valued at $998,000 ($0.070 per share). The conversions resulted in a loss on settlement of debt of $996,580.

During the six months ended June 30, 2019, the Company issued 30,000,000 shares of common stock to settle shares to be issued (stock payable) valued at $903,000 ($0.0301 per share), which has been recorded over the contract period ended June 30, 2019, for stock based compensation due to the Nadav Elituv, the Chief Executive Officer of the Company.

During the six months ended June 30, 2019, the Company issued 100,000 shares of common stock to settle shares to be issued (stock payable) valued at $8,000 ($0.0800 per share).

During the six months ended June 30, 2019, the Company issued 100,000 shares of common stock valued at $7,000 ($0.0700 per share) for the services.

During the six months ended June 30, 2019, the Company issued 410,000 shares of common stock for $20,500 in cash.

Shares to be issued

As at June 30, 2019 and December 31, 2018, the Company had an obligation to issue 0 shares of common stock and 11,467,577 shares of common stock, respectively, for stock-based compensation –salaries (see Note 8).

2015 Stock Option Plan

On April 28, 2015, the Board of Directors of the Company approved of the Company’s 2015 Stock Option Plan (the “2015 Plan”) to attract and retain the best available personnel, to provide additional incentive to employees, directors and consultants, and to promote the success of the Company's business. Under the plan, a total of 1,000 shares of authorized common stock have been reserved for issuance pursuant to grants approved by the Board of Directors. The plan requires stock options to have a maximum term of ten years and may be subject to certain vesting requirements. Stock option are to be priced at no less than 70% of the market value of the Company's common stock on the option's grant date. If a grant to a person who own shares representing more than 10% of the voting power of all classes of shares of the Company, stock option are to be priced at no less than 100% of the market value of the Company's common stock on the option's grant date. No stock options have been granted since the inception of the 2015 Plan. During the years ended December 31, 2016 and 2015, awards for 433 shares of common stock were granted and on June 30, 2019 a total of 567 shares of common stock available for grant. At June 30, 2019, there were no outstanding stock awards.

NOTE 10 - SUBSEQUENT EVENTS

From July 1, 2019 to July 24, 2019, the Company issued 1,790,000 shares of common stock for $80,700 in cash.

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

COLOMBIAN CANNABIS LICENSE

On January 17, 2019, the Company entered into an agreement to purchase a 100% interest in the Colombian License held by Plantro Inc S.A.S. The transaction is subject to the Company’s satisfaction that it can acquire the License free and clear of all encumbrances, completion of due diligence, receipt of any third-party consents and there being no material adverse change in the License. The Company has agreed to issue ten million (10,000,000) restricted shares of its common stock and pay a royalty of 15% of net income, calculated in accordance with US GAAP, earned from the License to Plantro Inc S.A.S. The transaction was originally expected to close on February 15, 2019. On February 27, 2019, the Company announced the closing of the transaction was extended to the week of April 4, 2019 to satisfy the conditions placed on Plantro Inc S.A.S. We currently believe that the transaction will close by the end of the fourth quarter of 2019.

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

RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2019 AND 2018

REVENUES

Our revenue for three months ended June 30, 2019 was $0, compared to $104,305 the three months ended June 30, 2018. During the year ended December 31, 2018, 100% of revenue was earned from one customer. The contract with the customer ended in November 2018.

OPERATING EXPENSES

Our general and administrative expense for the three months ended June 30, 2019 was $621,789, compared to $450,569 for the three months ended June 30, 2018, respectively. The increase in general and administrative expense is primarily due to an increase in consulting, salary, investor relations, professional and travel.

General and administrative expense includes stock-based compensation – salaries for the three months ended June 30, 2019 and 2018 which comprises of 9,317,406 and 2,500,000 shares of common stock to be issued valued at $280,454 and $231,500, respectively for salaries to our Chief Executive Officer.

General and administrative expense also includes stock-based compensation – consulting for the three months ended June 30, 2019 and 2018 which comprises of 100,000 and 0 shares of common stock to be issued valued at $7,000 and $0, respectively for legal services.

OTHER INCOME (EXPENSE)

Amortization of debt discount and interest expense for the three months ended June 30, 2019 was $36,782, compared to $25,604 for the three months ended June 30, 2018. The increase in interest expense is primarily due to the issuance of two non-redeemable convertible notes on January 31, 2019 with a total issue price of $127,853 and the issuance of a convertible note on March 1, 2019 for $175,000 in cash.

During the three months ended June 30, 2019 the Company elected to convert $520 of principal and interest of a non-redeemable convertible note into 5,200,000 shares of common stock of the Company resulting in a loss on settlement of debt of $259,480.

The loss in the change in fair value of derivative liability of $99,818 represents the increase in the fair value of derivative liabilities between April 1, 2019 and June 30, 2019.

NET INCOME/LOSS

Our net loss for three months ended June 30, 2019 was $1,017,869, compared to $546,268 for the three months ended June 30, 2018, respectively. Our losses during the three months ended June 30, 2019 and 2018 are primarily due to costs associated with professional fees, our transfer agent, investor relations, stock-based compensation for salaries, loss on settlement of debt and the issuance of a convertible note on March 1, 2019.

COMPARISON OF RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

REVENUES

Our revenue for six months ended June 30, 2019 was $0, compared to $275,157 the six months ended June 30, 2018. During the year ended December 31, 2018, 100% of revenue was earned from one customer. The contract with the customer ended in November 2018.

OPERATING EXPENSES

Our operating expenses for the six months ended June 30, 2019 was $1,213,619, compared to $861,869 for the six months ended June 30, 2018, respectively. The increase in operating expenses is primarily due to an increase in consulting, salary, investor relations, professional and travel.

General and administrative expense includes stock-based compensation – salaries for the six months ended June 30, 2019 and 2018 which comprises of 18,532,423 and 5,000,000 shares of common stock to be issued valued at $557,826 and $463,000, respectively for salaries to our Chief Executive Officer.

General and administrative expense also includes stock-based compensation – consulting for the six months ended June 30, 2019 and 2018 which comprises of 200,000 and 0 shares of common stock to be issued valued at $15,000 and $0, respectively for legal services.

OTHER INCOME (EXPENSE)

Amortization of debt discount and interest expense for the six months ended June 30, 2019 was $66,587, compared to $45,739 for the six months ended June 30, 2018. The increase in interest expense is primarily due to the issuance of two non-redeemable convertible notes on January 31, 2019 with a total issue price of $127,853 and the issuance of a convertible note on March 1, 2019 for $175,000 in cash.

During the six months ended June 30, 2019 the Company elected to convert $1,420 of principal and interest of a non-redeemable convertible note into 14,200,000 shares of common stock of the Company resulting in a loss on settlement of debt of $996,580.

Initial derivative expense of $274,717 represents the difference between the fair value of the total embedded derivative and warrant liability of $449,717 and the cash received of $175,000 for the convertible note issued on March 1, 2019.

The loss in the change in fair value of derivative liability of $105,338 represents the increase in the fair value of derivative liabilities between March 1, 2019 and June 30, 2019.

NET INCOME/LOSS

Our net loss for six months ended June 30, 2019 was $2,656,841, compared to $956,851 for the six months ended June 30, 2018, respectively. Our losses during the six months ended June 30, 2019 and 2018 are primarily due to costs associated with professional fees, our transfer agent, investor relations, stock-based compensation for salaries, loss on settlement of debt and the issuance of a convertible note on March 1, 2019.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2019, we had cash of $34,842 and total liabilities of $1,540,576. Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations during the next 12 months. We are completely dependent upon the willingness of our management to fund our initial operations by way of loans from our Chief Executive Officer, shareholders and others.

The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the six months ended June 30, 2019, the Company incurred a net loss of $2,656,841 and used cash in operating activities of $240,896, and at June 30, 2019, had a stockholders’ deficit of $1,375,937. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The Company’s independent registered public accounting firm, in their report on the Company’s financial statements for the year ending December 31, 2018, expressed substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty should we be unable to continue as a going concern.

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

As of June 30, 2019 and December 31, 2018, notes payable due to Stuart Turk, Jordan Turk and The Cellular Connection Limited, a corporation controlled by Stuart Turk, totaling $22,236 and $127,853, respectively, were outstanding. The balances are non-interest bearing, unsecured and have no specified terms of repayment.

On January 31, 2019, the Company entered into a Side Letter Agreement (“Note”) with Stuart Turk to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $106,968 issued by the Company during the period of January 3, 2018 to December 28, 2018. The issue price of the Note is $106,968 with a face value of $128,362 and the Note has an original maturity date of December 31, 2019 which is subject to automatic renewal. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2020. The outstanding face value of the Note shall increase by another 20% on January 1, 2021 and again on each one year anniversary of the Note until the Note has been paid in full. The condensed consolidated statement of operations includes interest expense of $9,608 and $0 for the six months ended June 30, 2019 and 2018, respectively and $5,829 and $0 for the three months ended June 30, 2019 and 2018, respectively. At June 30, 2019 and December 31, 2018, the carrying amount of the Note is $116,576 (face value of $128,362 less $11,786 unamortized discount) and $0, respectively.

On January 31, 2019, the Company entered into a Side Letter Agreement (“Note”) with The Cellular Connection Ltd. to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $20,885 issued by the Company during the period of January 23, 2018 to October 16, 2018. The issue price of the Note is $20,885 with a face value of $25,062 and the Note has an original maturity date of December 31, 2019 which is subject to automatic renewal. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2020. The outstanding face value of the Note shall increase by another 20% on January 1, 2021 and again on each one year anniversary of the Note until the Note has been paid in full. The condensed consolidated statement of operations includes interest expense of $1,882 and $0 for the six months ended June 30, 2019 and 2018, respectively and $1,141 and $0 for the three months ended June 30, 2019 and 2018, respectively. At June 30, 2019 and December 31, 2018, the carrying amount of the Note is $22,767 (face value of $25,062 less $2,295 unamortized discount) and $0, respectively.

On March 1, 2019, the Company entered into a Securities Purchase Agreement with Firstfire Global Opportunities Fund, LLC, (“Holder”) relating to the issuance and sale of a Senior Convertible Note (the “Note”) with an original principal amount of $200,000 less an original issue discount of $20,000 and transaction costs of $5,000 bearing a 7% annual interest rate and maturing September 1, 2020 for $175,000 in cash. The Note and accrued interest, at the option of the Holder, is convertible into common shares of the Company at $0.10 per share. After 180 days after the issue date, the Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at the lessor of (i) $0.10 per share or (ii) a variable conversion price calculated at 65% of the market price defined as the lowest trading price during the ten trading day period ending on the latest trading day prior to the conversion date. The Company may prepay the Note in cash, if repaid within 90 days of date of issue, at 115% of the original principal amount plus interest, between 90 days and 120 days at 120% of the original principal amount plus interest and between 120 days and 180 days at 130% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. At June 30, 2019, the Note was recorded at amortized cost of $6,539 comprising of principal of $200,000 plus accrued interest of $4,641 less debt discount of $198,102.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended June 30, 2019, the Company elected to convert $520 of principal and interest of non-redeemable convertible notes into 5,200,000 shares of common stock of the Company valued at $260,000 ($0.050 per share). The conversions resulted in a loss on settlement of debt of $259,480.

During the quarter ended June 30, 2019, the Company issued 30,000,000 shares of common stock to settle shares to be issued (stock payable) valued at $903,000 ($0.0301 per share), which has been recorded over the contract period ended June 30, 2019, for stock based compensation due to the Nadav Elituv, the Chief Executive Officer of the Company.

During the quarter ended June 30, 2019, the Company issued 100,000 shares of common stock to settle shares to be issued (stock payable) valued at $8,000 ($0.0800 per share).

During the quarter ended June 30, 2019, the Company issued 100,000 shares of common stock valued at $7,000 ($0.0700 per share) for the services.

During the quarter ended June 30, 2019, the Company issued 410,000 shares of common stock valued at $20,500 ($0.0500 per share) for the share subscription agreements.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

During the quarter ended June 30, 2019, we did not have any defaults upon senior securities.

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

TWO HANDS CORPORATION

August 9, 2019	By: /s/ Nadav Elituv Nadav Elituv, President, Chief Executive Officer and Director (Principal Executive Officer) (Principal Financial and Accounting Officer)

