Form 10-Q
period 2019-09-30
Two Hands Corp
filed 2019-11-14
CIK 1494413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 8, 2019, the issuer had 466,749,929 shares of its common stock issued and outstanding, par value $0.0001 per share.

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

2

TWO HANDS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2019

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

TWO HANDS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
ASSETS	(Unaudited)

Current assets
Cash	$2,394	$2,729
Taxes receivable	8,131	—
Prepaid expense	—	424,745
Total current assets	10,525	427,474

Property and equipment, net	2,967	2,300

Total assets	$13,492	$429,774

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$54,220	$70,062
Non-redeemable convertible notes, net	73,329	489,610
Due to related party	—	52,671
Notes payable	—	127,853
Convertible note, net	14,578	—
Derivative liabilities	271,229	—
Total current liabilities	413,356	740,196
Long-term liabilities
Promissory note	76,263	—
Promissory notes - related party	172,874	—
Non-redeemable convertible notes, net	633,491	—
Total long-term liabilities	882,628	—

Total liabilities	1,295,984	740,196

Commitments and Contingencies	—	—

Stockholder's deficit
Preferred stock; $0.001 par value; 1,000,000 shares authorized, 0 issued and outstanding	—	—
Common stock; $0.0001 par value; 3,000,000,000 shares authorized, 299,249,929 and 152,199,289 shares issued and outstanding, respectively	29,925	15,220
Shares to be issued	—	345,174
Additional paid-in capital	35,047,169	31,880,054
Accumulated deficit	(36,359,586)	(32,550,870)
Total stockholders' deficit	(1,282,492)	(310,422)

Total liabilities and stockholders' deficit	$13,492	$429,774

The accompanying footnotes are an integral part of these condensed financial statements.

TWO HANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018

Sales	$—	$77,631	$—	$352,788

Operating expenses
Bad debts	—	—	—	6,200
General and administrative	1,200,174	2,889,262	2,413,793	3,744,931
Total expenses	1,200,174	2,889,262	2,413,793	3,751,131

Loss from operations	(1,200,174)	(2,811,631)	(2,413,793)	(3,398,343)

Other income (expense)
Amortization of debt discount and interest expense	(41,416)	(28,754)	(108,003)	(74,493)
Loss on settlement of debt	(131,679)	(1,904,700)	(1,128,259)	(2,229,100)
Initial derivative expense	—	—	(274,717)	—
Change in fair value of derivative liabilities	221,394	—	116,056	—
Total other income (expense)	48,299	(1,933,454)	(1,394,923)	(2,303,593)

Net loss	$(1,151,875)	$(4,745,085)	$(3,808,716)	$(5,701,936)

Net loss per common share - basic and diluted	$(0.01)	$(0.15)	$(0.02)	$(0.50)

Weighted average number of common shares outstanding - basic and diluted	216,707,304	31,688,421	180,580,927	11,292,634

The accompanying footnotes are an integral part of these condensed financial statements.

TWO HANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
For the three and nine months ended September 30, 2018
(Unaudited)

	Preferred Stock		Common Stock		Shares	Additional		Total
	Shares	Amount	Shares	Amount	to be Issued	Paid-in Capital	Accumulated Deficit	Stockholders' Deficit
Balance, December 31, 2017	—	$—	812,435	$81	$469,218	$23,288,457	$(24,454,462)	$(696,706)

Rounding at reverse split	—	—	1,816	—	—	—	—	—
Common stock issued for stock payable	—	—	20,062	2	(932,218)	932,216	—	—
Common stock issued to settle accounts payables and accrued liabilities	—	—	72,976	8	—	237,610	—	237,618
Common stock issued for prepaid	—	—	38,120,000	3,812	—	1,433,988	—	1,437,800
Common stock issued for services	—	—	42,000,000	4,200	—	1,260,000	—	1,264,200
Common stock issued for officer and director compensation	—	—	36,000,000	3,600	—	1,080,000	—	1,083,600
Common stock issued for conversion of notes	—	—	28,172,000	2,817	—	2,388,483	—	2,391,300
Stock-based compensation - officer	—	—	—	—	524,638	—	—	524,638
Net loss	—	—	—	—	—	—	(5,701,936)	(5,701,936)
Balance, September 30, 2018	—	$—	145,199,289	$14,520	$61,638	$30,620,754	$(30,156,398)	$540,514

	Preferred Stock		Common Stock		Shares	Additional		Total
	Shares	Amount	Shares	Amount	to be Issued	Paid-in Capital	Accumulated Deficit	Stockholders' Deficit
Balance, June 30, 2018	—	$—	1,197,473	$120	$—	$25,201,254	$(25,411,313)	$(209,939)

Rounding at reverse split	—	—	1,816	—	—	—	—	—
Common stock issued for prepaid	—	—	38,000,000	3,800	—	1,140,000	—	1,143,800
Common stock issued for services	—	—	42,000,000	4,200	—	1,260,000	—	1,264,200
Common stock issued for officer and director compensation	—	—	36,000,000	3,600	—	1,080,000	—	1,083,600
Common stock issued for conversion of notes	—	—	28,000,000	2,800	—	1,939,500	—	1,942,300
Stock-based compensation	—	—	—	—	61,638	—	—	61,638
Net loss	—	—	—	—	—	—	(4,745,085)	(4,745,085)
Balance, September 30, 2018	—	$—	145,199,289	$14,520	$61,638	$30,620,754	$(30,156,398)	$540,514

The accompanying footnotes are an integral part of these condensed financial statements.

TWO HANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
For the three and nine months ended September 30, 2019
(Unaudited)

	Preferred Stock		Common Stock		Shares	Additional		Total
	Shares	Amount	Shares	Amount	to be Issued	Paid-in Capital	Accumulated Deficit	Stockholders' Deficit
Balance, December 31, 2018	—	$—	152,199,289	$15,220	$345,174	$31,880,054	$(32,550,870)	$(310,422)

Common stock issued for conversion of non-redeemable convertible notes	—	—	24,200,000	2,420	—	1,129,180	—	1,131,600
Common stock issued for conversion of convertible notes	—	—	8,600,000	860	—	62,300	—	63,160
Stock based compensation - consulting	—	—	200,000	20	(8,000)	14,980	—	7,000
Stock issued for debt settlement	—	—	5,909,719	591	—	31,321	—	31,912
Stock issued for debt settlement - officer	—	—	1,523,824	152	—	9,296	—	9,448
Stock based compensation - officer	—	—	104,387,097	10,439	(337,174)	1,808,761	—	1,482,026
Stock issued for cash	—	—	2,230,000	223	—	111,277	—	111,500
Net loss	—	—	—	—	—	—	(3,808,716)	(3,808,716)
Balance, September 30, 2019	—	$—	299,249,929	$29,925	$—	$35,047,169	$(36,359,586)	$(1,282,492)

	Preferred Stock		Common Stock		Shares	Additional		Total
	Shares	Amount	Shares	Amount	to be Issued	Paid-in Capital	Accumulated Deficit	Stockholders' Deficit
Balance, June 30, 2019	—	$—	197,009,289	$19,701	$—	$33,812,073	$(35,207,711)	$(1,375,937)

Common stock issued for conversion of non-redeemable convertible notes	—	—	10,000,000	1,000	—	132,600	—	133,600
Common stock issued for conversion of convertible notes			8,600,000	860		62,300		63,160
Stock issued for debt settlement	—	—	5,909,719	591	—	31,321	—	31,912
Stock issued for debt settlement - officer	—	—	1,523,824	152	—	9,296	—	9,448
Stock based compensation - officer	—	—	74,387,097	7,439	—	908,761	—	916,200
Stock issued for cash	—	—	1,820,000	182	—	90,818	—	91,000
Net loss	—	—	—	—	—	—	(1,151,875)	(1,151,875)
Balance, September 30, 2019	—	$—	299,249,929	$29,925	$—	$35,047,169	$(36,359,586)	$(1,282,492)

The accompanying footnotes are an integral part of these condensed financial statements.

TWO HANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2019	2018
Cash flows from operating activities
Net loss	$(3,808,716)	$(5,701,936)
Adjustments to reconcile net loss
to cash (used in) provided by operating activities
Depreciation and amortization	949	808
Bad debt	—	6,200
Stock-based compensation	1,489,026	2,872,438
Amortization of debt discount	108,003	74,493
Loss on settlement of debt	1,128,259	2,229,100
Initial derivative expense	274,717	—
Change in fair value of derivative liabilities	(116,056)	—
Change in operating assets and liabilities
Accounts receivable	(8,131)	(40,032)
Prepaid expense	424,744	285,335
Accounts payable and accrued liabilities	103,487	73,610
Net cash used in operating activities	(403,718)	(199,984)

Cash flows from investing activities
Purchase of property and equipment	(1,616)	(1,743)
Net cash used in investing activities	(1,616)	(1,743)

Cash flow from financing activities
Advance by related party	93,488	59,668
Repayment of advances to related party	(51,253)	(66,990)
Proceeds from notes payable	183,644	195,691
Repayments of notes payable	(107,380)	—
Proceeds from convertible note	175,000	—
Proceeds from issuance of common stock	111,500	—
Net cash provided by financing activities	404,999	188,369

Net change in cash	(335)	(13,358)

Cash, beginning of the period	2,729	18,771

Cash, end of the period	$2,394	$5,413

Cash paid during the year
Interest paid	$—	$—
Income taxes paid	$—	$—

Supplemental disclosure of non-cash investing and financing activities
Issue of shares for prepaid expense	$—	$1,437,800
Issue of shares to settle accounts payable and accrued liabilities	$41,360	$237,616
Issue of non-redeemable convertible notes to settle notes payable	$127,853	$378,995
Issue of shares to settle non-redeemable convertible notes	$1,131,600	$162,220
Issue of shares to settle convertible note	$63,160	$—
Issue of shares to settle shares to be issued	$911,000	$932,218
Transfer of trade accounts payable to due to related party	$11,817	$—
Transfer of accrued compensation to promissory note	$103,952	$—
Transfer of advances to promissory note	$68,924	$—
Transfer of notes payable to promissory note	$76,263	$—
Initial debt discount from derivative	$175,000	$—
The accompanying footnotes are an integral part of these condensed financial statements.

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

The Company is also in the business of assisting clients in developing brand strategies. The Company executes and/or oversees the research, planning, pricing, creative development, tracking and deployment of all digital advertising projects needed to promote client products and services.

On January 17, 2019, the Company entered into an agreement to purchase a 100% interest in the Colombian License held by Plantro Inc S.A.S. The transaction is subject to the Company’s satisfaction that it can acquire the License free and clear of all encumbrances, completion of due diligence, receipt of any third-party consents and there being no material adverse change in the License. The Company has agreed to issue ten million (10,000,000) restricted shares of its common stock and pay a royalty of 15% of net income, calculated in accordance with US GAAP, earned from the License to Plantro Inc S.A.S. The transaction was originally expected to close on February 15, 2019. On February 27, 2019, the Company announced the closing of the transaction was extended to the week of April 4, 2019 to satisfy the conditions placed on Plantro Inc S.A.S. We currently believe that the transaction will close by the end of the first quarter of 2020.

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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2019 and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

Reclassification

On the condensed consolidated statements of operations for the nine months ended September 30, 2018, stock-based compensation – salaries and stock-based compensation - services previously reported separately were combined and reported as general and administration expense.

GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the nine months ended September 30, 2019, the Company incurred a net loss of $3,808,716 and used cash in operating activities of $403,718, and at September 30, 2019, had a stockholders’ deficit of $1,282,492 These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The Company will be dependent upon the raising of additional capital through placement of its common stock in order to implement its business plan. There can be no assurance that the Company will be successful in this situation. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might result from this uncertainty. We are currently funding our operations by way of cash advances from our Chief Executive Officer, note holders, shareholders and others; however, we do not have any oral or written agreements with them or others to loan or advance funds to us. There can be no assurances that we will be able to receive loans or advances from them or other persons in the future.

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

During the nine months ended September 30, 2019 and 2018, the Company had revenue of $0 and $352,788, respectively. During 2018 100% of revenue was earned from one customer. The contract with this customer ended in November 2018. The Company recognized revenue from services provided for brand awareness campaigns for the client and their products. Revenue is recognized based on time spent on the project at an agreed upon hourly rate and as recoverable disbursements are incurred.

RESEARCH AND DEVELOPMENT COSTS

We incurred research and development costs primarily to the development of Two Hands gone application. Research and development costs are comprised primarily of contract labor and services.

Software development costs are included in research and development and are expensed as incurred. FASB ASC Topic 350 Intangibles—Goodwill and Other requires that software development costs incurred subsequent to reaching technological feasibility be capitalized, if material. If the process of developing a new product or major enhancement does not include a detailed program design, technological feasibility is determined only after completion of a working model. To date, the period between achieving technological feasibility and the general availability of such software has been short, and the software development costs qualifying for capitalization have been insignificant. The Company recorded research and development expense of $0 and $0 for the nine months ended September 30, 2019 and 2018, respectively.

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

NET LOSS PER SHARE

Basic net income (loss) per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period increased to include the number of additional common shares that would have been outstanding if potentially dilutive securities had been issued. At September 30, 2019 and 2018, we excluded the common stock issuable upon conversion of non-redeemable convertible notes, convertible notes, stock payable and warrants of 7,215,955,081 shares and 4,681,502,947 shares, respectively, as their effect would have been anti-dilutive. At September 30, 2019, common stock equivalents exceeds authorized shares of common stock of the Company.

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

Derivative liabilities are measured at fair value on a recurring basis using Level 3 inputs.

The following table presents assets and liabilities that are measured and recognized at fair value as of September 30, 2019 on a recurring basis:

	Level 1	Level 2	Level 3
Description	$	$	$
Derivative liabilities	—	—	271,229

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

NOTE 3 – NON-REDEEMABLE CONVERTIBLE NOTES

On June 10, 2014, the Company agreed to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable issued to The Cellular Connection Ltd. during the period from February 22, 2013 to June 10, 2014 with a total carrying value $42,189. The issue price of the Note is $42,189 with a face value of $54,193 and the Note has an original maturity date of December 31, 2014 which is subject to automatic renewal. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2015. The outstanding face value of the Note shall increase by another 20% on January 1, 2016 and again on each one year anniversary of the Note until the Note has been paid in full. During the nine months ended September 30, 2019, the Company elected to convert $1,820 of principal and interest into 18,200,000 shares of common stock of the Company at a fixed conversion prices of $0.0001 per share. This conversion resulted in a loss on debt settlement of $1,092,580 due to the requirement to record the share issuance at fair value on the date the shares were issued. The condensed consolidated statement of operations includes interest expense of $1,779 and $2,343 for the nine months ended September 30, 2019 and 2018, respectively and $599 and $789 for the three months ended September 30, 2019 and 2018, respectively. At September 30, 2019 and December 31, 2018, the carrying amount of the Note is $11,851 (face value of $12,450 less $599 unamortized discount) and $11,892 (face value of $11,892 less $0 unamortized discount), respectively.

On September 1, 2016, Doug Clark, former Chief Executive Officer and related party, assigned the Side Letter Agreement (“Note”) dated June 10, 2014 with a total carrying value $382,016 to DC Design Inc. (“DC Design”). On September 1, 2016, the Company entered into an amended Side Letter Agreement with DC Design to amend and add certain terms to the Side Letter Agreement and advances from the period from June 25, 2014 to December 24, 2014. Under the terms of the amended Side Letter Agreement, the issue price of the Note is $174,252 with an interest rate 20% per annum and an original maturity date of December 31, 2017 which is subject to automatic renewal. In addition, on September 30, 2019, the Company and DC Design entered into an Agreement to change the original maturity date of the Note to December 31, 2021. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.003 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2022. The outstanding face value of the Note shall increase by another 20% on January 1, 2023 and again on each one year anniversary of the Note until the Note has been paid in full. The condensed consolidated statement of operations includes interest expense of $3,429 and $22,304 for the nine months ended September 30, 2019 and 2018, respectively and $1,156 and $7,516 for the three months ended September 30, 2019 and 2018, respectively. At September 30, 2019 and December 31, 2018, the carrying amount of the Note is $26,352 (face value of $27,508 less $1,156 unamortized discount) and $22,923 (face value of $22,923 less $0 unamortized discount), respectively.

On January 8, 2018, the Company entered into a Side Letter Agreement (“Note”) with The Cellular Connection Ltd., to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $14,930 issued by the Company during the period of June 2014 and December 2017. The issue price of the Note is $14,930 with a face value of $17,916 and the Note has an original maturity date of December 31, 2018 which is subject to automatic renewal. On September 30, 2019, the Company and The Cellular Connection Ltd. entered into an Agreement to change the original maturity date of the Note to December 31, 2021. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2022. The outstanding face value of the Note shall increase by another 20% on January 1, 2023 and again on each one year anniversary of the Note until the Note has been paid in full. The condensed consolidated statement of operations includes interest expense of $2,680 and $2,219 for the nine months ended September 30, 2019 and 2018, respectively and $903 and $767 for the three months ended September 30, 2019 and 2018, respectively. At September 30, 2019 and December 31, 2018, the carrying amount of the Note is $20,596 (face value of $21,499 less $903 unamortized discount) and $17,916 (face value of $17,916 less $0 unamortized discount), respectively.

On January 8, 2018, the Company entered into a Side Letter Agreement (“Note”) with Stuart Turk, to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $244,065 issued by the Company during the period of July 2014 and December 2017. The issue price of the Note is $244,065 with a face value of $292,878 and the Note has an original maturity date of December 31, 2018 which is subject to automatic renewal. On September 30, 2019, the Company and Stuart Turk entered into an Agreement to change the original maturity date of the Note to December 31, 2021. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2022. The outstanding face value of the Note shall increase by another 20% on January 1, 2023 and again on each one year anniversary of the Note until the Note has been paid in full. The condensed consolidated statement of operations includes interest expense of $43,811 and $36,269 for the nine months ended September 30, 2019 and 2018, respectively and $14,764 and $12,544 for the three months ended September 30, 2019 and 2018, respectively. At September 30, 2019 and December 31, 2018, the carrying amount of the Note is $336,690 (face value of $351,454 less $14,764 unamortized discount) and $292,879 (face value of $292,879 less $0 unamortized discount), respectively.

On April 12, 2018, the Company entered into a Side Letter Agreement (“Note”) with Jordan Turk to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $45,000 issued by the Company during the period of March 19, 2018 to April 12, 2018. The issue price of the Note is $45,000 with a face value of $54,000 and the Note has an original maturity date of December 31, 2018 which is subject to automatic renewal. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2019. The outstanding face value of the Note shall increase by another 20% on January 1, 2020 and again on each one year anniversary of the Note until the Note has been paid in full. During the nine months ended September 30, 2019, the Company elected to convert $600 of principal and interest into 6,000,000 shares of common stock of the Company at a fixed conversion prices of $0.0001 per share. This conversion resulted in a loss on debt settlement of $36,600 due to the requirement to record the share issuance at fair value on the date the shares were issued. The condensed consolidated statement of operations includes interest expense of $8,078 and $5,851 for the nine months ended September 30, 2019 and 2018, respectively and $2,722 and $3,149 for the three months ended September 30, 2019 and 2018, respectively. At September 30, 2019 and December 31, 2018, the carrying amount of the Note is $61,478 (face value of $64,200 less $2,722 unamortized discount) and $54,000 (face value of $54,000 less $0 unamortized discount), respectively.

On May 10, 2018, the Company entered into a Side Letter Agreement (“Note”) with Jordan Turk to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $35,000 issued by the Company on May 9, 2018. The issue price of the Note is $35,000 with a face value of $42,000 and the Note has an original maturity date of December 31, 2018 which is subject to automatic renewal. On September 30, 2019, the Company and Jordan Turk entered into an Agreement to change the original maturity date of the Note to December 31, 2021. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2022. The outstanding face value of the Note shall increase by another 20% on January 1, 2023 and again on each one year anniversary of the Note until the Note has been paid in full. The condensed consolidated statement of operations includes interest expense of $2,117 and $4,259 for the nine months ended September 30, 2019 and 2018, respectively and $6,283 and $2,741 for the three months ended September 30, 2019 and 2018, respectively. At September 30, 2019 and December 31, 2018, the carrying amount of the Note is $48,283 (face value of $50,400 less $2,117 unamortized discount) and $42,000 (face value of $42,000 less $0 unamortized discount), respectively.

On September 13, 2018, the Company entered into a Side Letter Agreement (“Note”) with Jordan Turk to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $40,000 issued by the Company during the period of July 10 to September 13, 2018. The issue price of the Note is $40,000 with a face value of $48,000 and the Note has an original maturity date of December 31, 2018 which is subject to automatic renewal. On September 30, 2019, the Company and Jordan Turk entered into an Agreement to change the original maturity date of the Note to December 31, 2021. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2022. The outstanding face value of the Note shall increase by another 20% on January 1, 2023 and again on each one year anniversary of the Note until the Note has been paid in full. The condensed consolidated statement of operations includes interest expense of $7,180 and $1,248 for the nine months ended September 30, 2019 and 2018, respectively and $2,420 and $1,248 for the three months ended September 30, 2019 and 2018, respectively. At September 30, 2019 and December 31, 2018, the carrying amount of the Note is $55,180 (face value of $57,600 less $2,420 unamortized discount) and $48,000 (face value of $48,000 less $0 unamortized discount), respectively.

On January 31, 2019, the Company entered into a Side Letter Agreement (“Note”) with Stuart Turk to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $106,968 issued by the Company during the period of January 3, 2018 to December 28, 2018. The issue price of the Note is $106,968 with a face value of $128,362 and the Note has an original maturity date of December 31, 2019 which is subject to automatic renewal. On September 30, 2019, the Company and Stuart Turk entered into an Agreement to change the original maturity date of the Note to December 31, 2021. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2022. The outstanding face value of the Note shall increase by another 20% on January 1, 2023 and again on each one year anniversary of the Note until the Note has been paid in full. The condensed consolidated statement of operations includes interest expense of $15,501 and $0 for the nine months ended September 30, 2019 and 2018, respectively and $5,893 and $0 for the three months ended September 30, 2019 and 2018, respectively. At September 30, 2019 and December 31, 2018, the carrying amount of the Note is $122,469 (face value of $128,362 less $5,893 unamortized discount) and $0, respectively.

On January 31, 2019, the Company entered into a Side Letter Agreement (“Note”) with The Cellular Connection Ltd. to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $20,885 issued by the Company during the period of January 23, 2018 to October 16, 2018. The issue price of the Note is $20,885 with a face value of $25,062 and the Note has an original maturity date of December 31, 2019 which is subject to automatic renewal. On September 30, 2019, the Company and The Cellular Connection Ltd. entered into an Agreement to change the original maturity date of the Note to December 31, 2021. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2022. The outstanding face value of the Note shall increase by another 20% on January 1, 2023 and again on each one year anniversary of the Note until the Note has been paid in full. The condensed consolidated statement of operations includes interest expense of $3,036 and $0 for the nine months ended September 30, 2019 and 2018, respectively and $1,154 and $0 for the three months ended September 30, 2019 and 2018, respectively. At September 30, 2019 and December 31, 2018, the carrying amount of the Note is $23,921 (face value of $25,062 less $1,141 unamortized discount) and $0, respectively.

NOTE 4 – NOTES PAYABLE

As of September 30, 2019 and December 31, 2018, notes payable due to Stuart Turk, Jordan Turk and The Cellular Connection Limited, a corporation controlled by Stuart Turk, totaling $0 and $127,853, respectively, were outstanding. The balances are non-interest bearing, unsecured and have no specified terms of repayment. On September 30, 2019, the Company issued promissory notes to settle notes payable of $76,263 (See Note 5).

NOTE 5 – PROMISSORY NOTES

As of September 30, 2019 and December 31, 2018, promissory notes with principal and interest totaling $249,137 and $0, respectively, were outstanding. Promissory notes bear interest of 10% per annum, are unsecured and mature on December 31, 2021. Included in promissory notes is principal and interest of $172,874 due to Nadav Elituv, the Company's Chief Executive Officer.

NOTE 6 – CONVERTIBLE NOTE

On March 1, 2019, the Company entered into a Securities Purchase Agreement with Firstfire Global Opportunities Fund, LLC, (“Holder”) relating to the issuance and sale of a Senior Convertible Note (the “Note”) with an original principal amount of $200,000 less an original issue discount of $20,000 and transaction costs of $5,000 bearing a 7% annual interest rate and maturing September 1, 2020 for $175,000 in cash. The Note and accrued interest, at the option of the Holder, is convertible into common shares of the Company at $0.10 per share. After 180 days after the issue date, the Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at the lessor of (i) $0.10 per share or (ii) a variable conversion price calculated at 65% of the market price defined as the lowest trading price during the ten trading day period ending on the latest trading day prior to the conversion date. The Company may prepay the Note in cash, if repaid within 90 days of date of issue, at 115% of the original principal amount plus interest, between 90 days and 120 days at 120% of the original principal amount plus interest and between 120 days and 180 days at 130% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. During the three and nine months ended September 30, 2019, the Holder converted 8,600,000 shares of common stock of the Company with a fair value of $63,160 to settle principal of $40,314. The conversions resulted in the settlement of derivative liabilities of $63,432 and a gain on settlement of debt of $921. At September 30, 2019, the Note was recorded at amortized cost of $14,578 comprised of principal of $159,686 plus accrued interest of $7,938 less debt discount of $153,046.

NOTE 7 - CONVERTIBLE PROMISSORY NOTE DERIVATIVE LIABILITY

The Senior Convertible Note with Firstfire Global Opportunities Fund, LLC with an issue date of March 1, 2019 was accounted for under ASC 815.  The variable conversion price is not considered predominantly based on a fixed monetary amount settleable with a variable number of shares due to the volatility and trading volume of the Company’s common stock. The Company’s convertible promissory note derivative liabilities have been measured at fair value at March 1, 2019, June 30, 2019 and September 30, 2019 using the binomial model.

The inputs into the binomial models are as follows:

	March 1, 2019	June 30, 2019	September 30, 2019
Closing share price	$0.07	$0.069	$0.0031
Conversion price	$0.0364	$0.0284	$0.0018
Risk free rate	2.55%	2.00%	2.00%
Expected volatility	403%	407%	317%
Dividend yield	0%	0%	0%
Expected life	1.51 years	1.18 years	0.92 years

The fair value of the conversion option derivative liability was $380,919, of which $175,000 was recorded as a debt discount and the remainder of $205,919 was recorded as initial derivative expense, and $268,310 at March 1, 2019 and September 30, 2019, respectively. The decrease in the fair value of the conversion option derivative liability of $112,609 is recorded as a gain in the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2019.

NOTE 8 – WARRANT LIABILITY

In conjunction with the issuance of the Senior Convertible Note with Firstfire Global Opportunities Fund, LLC (the “Note”) on March 1, 2019, the Company issued 1,000,000 warrants with an exercise price of $0.20 and a term of two years. The warrants are subject to down round and other anti-dilution protections. The warrant is tainted and classified as a liability as a result of the issuance of the Note since there is a possibility during the life of the warrant the Company would not have enough authorized shares available if the warrant is exercised. The Company’s warrant liability has been measured at fair value at March 1, 2019 and September 30, 2019 using the binomial model.

The inputs into the binomial models are as follows:

	March 1, 2019	June 30, 2019	September 30, 2019
Closing share price	$0.07	$0.069	$0.0031
Exercise price	$0.20	$0.20	$0.20
Risk free rate	2.27%	2.00%	2.00%
Expected volatility	364%	376%	402%
Dividend yield	0%	0%	0%
Expected life	2.0 years	1.68 years	1.42 years

The fair value of the warrant liability is $68,798, which was recorded as initial derivative expense, and $2,919 at March 1, 2019 and September 30, 2019, respectively. The decrease in the fair value of the warrant liability of $65,879 is recorded as a gain in the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2019.

NOTE 9 – RELATED PARTY TRANSACTIONS

As of September 30, 2019 and 2018, advances and accrued salary of $0 and $52,671, respectively, were due to Nadav Elituv, the Company's Chief Executive Officer. The balance is non-interest bearing, unsecured and have no specified terms of repayment. On September 30, 2019, the Company issued promissory notes to settle advances and accrued salary of $172,874 (See Note 5).

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

On September 10, 2019, the Company executed an employment agreement for the period from July 1, 2019 to June 30, 2020 with Nadav Elituv, the Chief Executive Officer of the Company whereby the Company shall pay 50,000,000 shares of Common Stock of the Company and an annual salary of $151,200 payable monthly on the first day of each month from available funds.

Stock-based compensation – salaries expense related to these employment agreements for the nine months ended September 30, 2019 and 2018 is $1,474,026 and $1,126,638, respectively. Stock-based compensation – salaries expense was recognized ratably over the requisite service period.

NOTE 10 - STOCKHOLDERS’ DEFICIT

The Company is authorized to issue an aggregate of 3,000,000,000 common shares with a par value of $0.0001 per share and 1,000,000 shares of preferred stock with a par value of $0.0001 per share.

On August 6, 2013, the Company filed a Certificate of Designation with the Delaware Secretary of State thereby designating two hundred thousand (200,000) shares as Series A Convertible Preferred Stock (“Series A Stock”). Each share of Series A Stock is (i) convertible into one thousand (1,000) shares of common stock of the Company and (ii) entitled to the number of votes equal to the aggregate number of shares of common stock into which the Holder’s share of Series A Stock is convertible, multiplied by one hundred (100).

During the nine months ended September 30, 2019, the Company elected to convert $2,420 of principal and interest of non-redeemable convertible notes into 24,200,000 shares of common stock of the Company valued at $1,131,600. The conversions resulted in a loss on settlement of debt of $1,129,180.

During the nine months ended September 30, 2019, the Holder of the Convertible Note elected to convert $40,314 of principal and debt discount of $38,665 into 8,600,000 shares of common stock of the Company with a fair value of $63,160. The conversions resulted in the settlement of derivative liabilities of $62,432 and a gain on settlement of debt of $921.

During the nine months ended September 30, 2019, the Company issued 100,000 shares of common stock to settle shares to be issued (stock payable) valued at $8,000 ($0.0800 per share).

During the nine months ended September 30, 2019, the Company issued 100,000 shares of common stock valued at $7,000 ($0.0700 per share) for the services.

During the nine months ended September 30, 2019, the Company issued 5,909,719 shares of common stock valued at $31,912 ($0.0054 per share), to settle accounts payable.

During the nine months ended September 30, 2019, the Company issued 30,000,000 shares of common stock to settle shares to be issued (stock payable) valued at $903,000 ($0.0301 per share), which has been recorded ratably over the contract period of July 1, 2018 to June 30, 2019, for stock based compensation due to Nadav Elituv, the Chief Executive Officer of the Company.

During the nine months ended September 30, 2019, the Company issued 24,387,097 shares of common stock valued at $151,200 ($0.0062 per share), to fully settle salary payable, for the period July 1, 2019 to June 30, 2020, due to Nadav Elituv, the Chief Executive Officer of the Company.

During the nine months ended September 30, 2019, the Company issued 50,000,000 shares of common stock valued at $765,000 ($0.0153 per share) for stock based compensation due to Nadav Elituv, the Chief Executive Officer of the Company.

During the nine months ended September 30, 2019, the Company issued 1,523,824 shares of common stock valued at $9,448 ($0.0062 per share), to settle advances payable due to Nadav Elituv, the Chief Executive Officer of the Company.

During the nine months ended September 30, 2019, the Company issued 2,230,000 shares of common stock for $111,500 in cash.

Shares to be issued

As at September 30, 2019 and December 31, 2018, the Company had an obligation to issue 0 shares of common stock and 11,467,577 shares of common stock, respectively, for stock-based compensation –salaries (see Note 9).

2015 Stock Option Plan

On April 28, 2015, the Board of Directors of the Company approved of the Company’s 2015 Stock Option Plan (the “2015 Plan”) to attract and retain the best available personnel, to provide additional incentive to employees, directors and consultants, and to promote the success of the Company's business. Under the plan, a total of 1,000 shares of authorized common stock have been reserved for issuance pursuant to grants approved by the Board of Directors. The plan requires stock options to have a maximum term of ten years and may be subject to certain vesting requirements. Stock option are to be priced at no less than 70% of the market value of the Company's common stock on the option's grant date. If a grant to a person who own shares representing more than 10% of the voting power of all classes of shares of the Company, stock option are to be priced at no less than 100% of the market value of the Company's common stock on the option's grant date. No stock options have been granted since the inception of the 2015 Plan. During the years ended December 31, 2016 and 2015, awards for 433 shares of common stock were granted and on September 30, 2019 a total of 567 shares of common stock available for grant. At September 30, 2019, there were no outstanding stock awards.

NOTE 11 - SUBSEQUENT EVENTS

From October 1, 2019 to November 8, 2019, the Company elected to convert $10,550 of principal and interest of non-redeemable convertible notes into 105,500,000 shares of common stock of the Company with a fair value of $170,150.

From October 1, 2019 to November 8, 2019, the Holder of the Convertible note elected to convert $41,130 of principal into 62,000,000 shares of common stock of the Company with a fair value of $80,800.

On November 1, 2019, the Company issued 30,000 shares of Series A Convertible Preferred Stock for stock based compensation due to Nadav Elituv, the Chief Executive Officer of the Company.

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

The Company is also in the business of assisting clients in developing brand strategies. The Company executes and/or oversees the research, planning, pricing, creative development, tracking and deployment of all digital advertising projects needed to promote client products and services.

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

COLOMBIAN CANNABIS LICENSE

On January 17, 2019, the Company entered into an agreement to purchase a 100% interest in the Colombian License held by Plantro Inc S.A.S. The transaction is subject to the Company’s satisfaction that it can acquire the License free and clear of all encumbrances, completion of due diligence, receipt of any third-party consents and there being no material adverse change in the License. The Company has agreed to issue ten million (10,000,000) restricted shares of its common stock and pay a royalty of 15% of net income, calculated in accordance with US GAAP, earned from the License to Plantro Inc S.A.S. The transaction was originally expected to close on February 15, 2019. On February 27, 2019, the Company announced the closing of the transaction was extended to the week of April 4, 2019 to satisfy the conditions placed on Plantro Inc S.A.S. We currently believe that the transaction will close by the end of the first quarter of 2020.

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

RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

REVENUES

Our revenue for three months ended September 30, 2019 was $0, compared to $77,631 the three months ended September 30, 2018. During the year ended December 31, 2018, 100% of revenue was earned from one customer. The contract with the customer ended in November 2018.

OPERATING EXPENSES

Our general and administrative expense for the three months ended September 30, 2019 was $1,200,174, compared to $2,889,262 for the three months ended September 30, 2018, respectively. The decrease in general and administrative expense is primarily due to a decrease in consulting and stock-based compensation.

General and administrative expense includes stock-based compensation – salaries for the three months ended September 30, 2019 and 2018 which comprises of 50,000,000 and 22,047,782 shares of common stock valued at $765,000 and $663,638, respectively for salaries to our Chief Executive Officer. An additional 24,387,097 shares of common stock were issued to the Chief Executive Officer to settled $151,200 of salary due for the period from July 1, 2019 to June 30, 2020.

General and administrative expense also includes stock-based compensation – consulting for the three months ended September 30, 2019 and 2018 which comprises of 0 and 58,000,000 shares of common stock to be issued valued at $0 and $1,745,800, respectively for legal services.

OTHER INCOME (EXPENSE)

Amortization of debt discount and interest expense for the three months ended September 30, 2019 was $41,416, compared to $28,754 for the three months ended September 30, 2018. The increase in interest expense is primarily due to the issuance of two non-redeemable convertible notes on January 31, 2019 with a total issue price of $127,853 and the issuance of a convertible note on March 1, 2019 for $175,000 in cash.

During the three months ended September 30, 2019 the Company elected to convert $1,000 of principal and interest of a non-redeemable convertible note into 10,000,000 shares of common stock of the Company resulting in a loss on settlement of debt of $132,600. The Holder of the convertible note also elected to convert 8,600,000 shares of the Company with a fair value of $63,160 resulting in a gain on settlement of debt of $921.

The other income from the change in fair value of derivative liability of $221,394 represents the decrease in the fair value of derivative liabilities between July 1, 2019 and September 30, 2019.

NET INCOME/LOSS

Our net loss for three months ended September 30, 2019 was $1,151,875, compared to $4,745,085 for the three months ended September 30, 2018, respectively. Our losses during the three months ended September 30, 2019 and 2018 are primarily due to costs associated with professional fees, our transfer agent, investor relations, stock-based compensation for salaries, loss on settlement of debt and the issuance of a convertible note on March 1, 2019.

COMPARISON OF RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

REVENUES

Our revenue for nine months ended September 30, 2019 was $0, compared to $352,788 the nine months ended September 30, 2018. During the year ended December 31, 2018, 100% of revenue was earned from one customer. The contract with the customer ended in November 2018.

OPERATING EXPENSES

Our operating expenses for the nine months ended September 30, 2019 was $2,413,793, compared to $3,751,131 for the nine months ended September 30, 2018, respectively. The decrease in general and administrative expense is primarily due to a decrease in consulting and stock-based compensation.

General and administrative expense includes stock-based compensation – salaries for the nine months ended September 30, 2019 and 2018 which comprises of 80,000,000 and 22,057,782 shares of common stock to be issued valued at $1,322,826 and $1,126,638, respectively for salaries to our Chief Executive Officer. An additional 24,387,097 shares of common stock were issued to the Chief Executive Officer to settled $151,200 of salary due for the period from July 1, 2019 to June 30, 2020.

General and administrative expense also includes stock-based compensation – consulting for the nine months ended September 30, 2019 and 2018 which comprises of 200,000 and 58,000,000 shares of common stock to be issued valued at $15,000 for legal services and $1,745,800 for consulting services, respectively.

OTHER INCOME (EXPENSE)

Amortization of debt discount and interest expense for the nine months ended September 30, 2019 was $108,003, compared to $74,493 for the nine months ended September 30, 2018. The increase in interest expense is primarily due to the issuance of two non-redeemable convertible notes on January 31, 2019 with a total issue price of $127,853 and the issuance of a convertible note on March 1, 2019 for $175,000 in cash.

During the nine months ended September 30, 2019 the Company elected to convert $2,420 of principal and interest of a non-redeemable convertible note into 24,200,000 shares of common stock of the Company resulting in a loss on settlement of debt of $1,129,180. The Holder of the convertible note also elected to convert 8,600,000 shares of the Company with a fair value of $63,160 resulting in a gain on settlement of debt of $921.

Initial derivative expense of $274,717 represents the difference between the fair value of the total embedded derivative and warrant liability of $449,717 and the cash received of $175,000 for the convertible note issued on March 1, 2019.

The other income from the change in fair value of derivative liability of $116,056 represents the decrease in the fair value of derivative liabilities between March 1, 2019 and September 30, 2019.

NET INCOME/LOSS

Our net loss for nine months ended September 30, 2019 was $3,808,716, compared to $5,701,936 for the nine months ended September 30, 2018, respectively. Our losses during the nine months ended September 30, 2019 and 2018 are primarily due to costs associated with professional fees, our transfer agent, investor relations, stock-based compensation for salaries, loss on settlement of debt and the issuance of a convertible note on March 1, 2019.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2019, we had cash of $2,394 and total liabilities of $1,295,984. Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations during the next 12 months. We are completely dependent upon the willingness of our management to fund our initial operations by way of loans from our Chief Executive Officer, shareholders and others.

The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the nine months ended September 30, 2019, the Company incurred a net loss of $3,808,716 and used cash in operating activities of $403,718, and at September 30, 2019, had a stockholders’ deficit of $1,282,492. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The Company’s independent registered public accounting firm, in their report on the Company’s financial statements for the year ending December 31, 2018, expressed substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty should we be unable to continue as a going concern.

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

As of September 30, 2019 and December 31, 2018, promissory notes with principal and interest totaling $249,137 and $0, respectively, were outstanding. Promissory notes bear interest of 10% per annum, unsecured and mature on December 31, 2021. Included in promissory notes is principal and interest of $172,874 due to Nadav Elituv, the Company's Chief Executive Officer.

On January 31, 2019, the Company entered into a Side Letter Agreement (“Note”) with Stuart Turk to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $106,968 issued by the Company during the period of January 3, 2018 to December 28, 2018. The issue price of the Note is $106,968 with a face value of $128,362 and the Note has an original maturity date of December 31, 2019 which is subject to automatic renewal. On September 30, 2019, the Company and Stuart Turk entered into an Agreement to change the original maturity date of the Note to December 31, 2021. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2022. The outstanding face value of the Note shall increase by another 20% on January 1, 2023 and again on each one year anniversary of the Note until the Note has been paid in full. The condensed consolidated statement of operations includes interest expense of $15,501 and $0 for the nine months ended September 30, 2019 and 2018, respectively and $5,893 and $0 for the three months ended September 30, 2019 and 2018, respectively. At September 30, 2019 and December 31, 2018, the carrying amount of the Note is $122,469 (face value of $128,362 less $5,893 unamortized discount) and $0, respectively.

On January 31, 2019, the Company entered into a Side Letter Agreement (“Note”) with The Cellular Connection Ltd. to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $20,885 issued by the Company during the period of January 23, 2018 to October 16, 2018. The issue price of the Note is $20,885 with a face value of $25,062 and the Note has an original maturity date of December 31, 2019 which is subject to automatic renewal. On September 30, 2019, the Company and The Cellular Connection Ltd. entered into an Agreement to change the original maturity date of the Note to December 31, 2021. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2022. The outstanding face value of the Note shall increase by another 20% on January 1, 2023 and again on each one year anniversary of the Note until the Note has been paid in full. The condensed consolidated statement of operations includes interest expense of $3,036 and $0 for the nine months ended September 30, 2019 and 2018, respectively and $1,154 and $0 for the three months ended September 30, 2019 and 2018, respectively. At September 30, 2019 and December 31, 2018, the carrying amount of the Note is $23,921 (face value of $25,062 less $1,141 unamortized discount) and $0, respectively.

On March 1, 2019, the Company entered into a Securities Purchase Agreement with Firstfire Global Opportunities Fund, LLC, (“Holder”) relating to the issuance and sale of a Senior Convertible Note (the “Note”) with an original principal amount of $200,000 less an original issue discount of $20,000 and transaction costs of $5,000 bearing a 7% annual interest rate and maturing September 1, 2020 for $175,000 in cash. The Note and accrued interest, at the option of the Holder, is convertible into common shares of the Company at $0.10 per share. After 180 days after the issue date, the Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at the lessor of (i) $0.10 per share or (ii) a variable conversion price calculated at 65% of the market price defined as the lowest trading price during the ten trading day period ending on the latest trading day prior to the conversion date. The Company may prepay the Note in cash, if repaid within 90 days of date of issue, at 115% of the original principal amount plus interest, between 90 days and 120 days at 120% of the original principal amount plus interest and between 120 days and 180 days at 130% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. During the three and nine months ended September 30, 2019, the Holder converted 8,600,000 shares of common stock with a fair value of $63,160 of the Company to settle principal of $40,314. At September 30, 2019, the Note was recorded at amortized cost of $14,578 comprised of principal of $159,686 plus accrued interest of $7,938 less debt discount of $153,046.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended September 30, 2019, the Company elected to convert $1,000 of principal and interest of non-redeemable convertible notes into 10,000,000 shares of common stock of the Company valued at $133,600. The conversions resulted in a loss on settlement of debt of $132,600.

During the quarter ended September 30, 2019, the Holder of the Convertible Notes elected to convert $40,314 of principal of convertible notes into 8,600,000 shares of common stock of the Company.

During the quarter ended September 30, 2019, the Company issued 5,909,719 shares of common stock valued at $31,912, to settle accounts payable.

During the quarter ended September 30, 2019, the Company issued 24,387,097 shares of common stock valued at $151,200, to fully settle salary payable, for the period July 1, 2019 to June 30, 2020, due to Nadav Elituv, the Chief Executive Officer of the Company.

During the quarter ended September 30, 2019, the Company issued 50,000,000 shares of common stock valued at $765,000, which is being recorded ratably over the contract period of July 1, 2019 to June 30, 2020, for stock based compensation due to Nadav Elituv, the Chief Executive Officer of the Company.

During the quarter ended September 30, 2019, the Company issued 1,523,824 shares of common stock valued at $9,448, to settle advances payable due to Nadav Elituv, the Chief Executive Officer of the Company.

During the quarter ended September 30, 2019, the Company issued 1,820,000 shares of common stock for $91,000 in cash.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

During the quarter ended September 30, 2019, we did not have any defaults upon senior securities.

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

TWO HANDS CORPORATION

November 13, 2019	By: /s/ Nadav Elituv Nadav Elituv, President, Chief Executive Officer and Director (Principal Executive Officer)

By: /s/ Steven Gryfe Steven Gryfe, Chief Financial Officer (Principal Financial and Accounting Officer)

