Form 10-K
period 2019-12-31
Two Hands Corp
filed 2020-03-27
CIK 1494413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒       ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” , “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $8,178,623.

As of March 16, 2020, the registrant had 25,782,340 outstanding shares of Common Stock.

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

PART I

ITEM 1. BUSINESS

Historical Development

Two Hands Corporation (formerly Innovative Product Opportunities Inc.) was incorporated on April 3, 2009 in the State of Delaware.

Our Business

The Company’s common stock is quoted on the OTC Market’s Pinks tier under the symbol “TWOH.”

Two Hands Corporation (formerly Innovative Product Opportunities Inc.) (the “Company”) was incorporated on April 3, 2009 in the State of Delaware and established a fiscal year end of December 31.

We are in the business of building brand awareness campaigns for clients and their products. The Company provides assistance in building brand awareness for the products it sells through its internet website, out-of-home, mobile, online and other media outlets as required. Additionally, the Company develops the creative media to support the client’s media buys. The Company also assists clients in developing and assisting in matters of developing brand strategies and discussions pertaining thereof. The Company executes and/or oversee the research, planning, pricing, creative development, tracking and deployment of all online and out-of-home advertising projects needed to promote client products and services.

Over the past few years we have leveraged our relationship with our product development team of programmers and designers to implement our vision for building a state-of-the-art co-parenting application.

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

Research and Development

We did not incur any research and development costs during the fiscal year ended December 31, 2019. We incurred research and development costs of $361,200 during the fiscal year ended December 31, 2018 for the development of the Two Hands gone application, a new encrypted messaging app which was launched on February 20, 2019.

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

Competition

We compete with other software developers and systems integrators who offer one or more services competitive with the service we intend to sell. The co-parenting application technology is competitive, characterized by the frequent introduction of new products and includes numerous domestic and foreign competitors, some of which are substantially larger and have greater financial and other resources than we do. We compete principally on the basis of offering quality products. Our competition includes:

·	2Houses

·	Our Family Wizard

·	Coparently

·	Custody X Change

·	Custody Junction

Product Development

The Two Hands co-parenting Application launched on July 25, 2018.  The mobile version of the Application in addition to our responsive web application of our co-operating platform launched in January 2020.  We recently launched our Two Hands Gone Application, an encrypted private messaging application that can be downloaded from either the apple app store or Google play store.  We are continuing to develop the Applications adding new features and capabilities.  The Two Hands co-parenting Application and Two Hands Gone Application is currently available as a basic free version. The Company is currently reviewing revenue models such as advertising and/ or preferred paid versions.

The Two Hands co-parenting Application has the following features:

•	Dashboard: A dashboard to see all important information at a glance;
•	Shared Schedule: A shared schedule for keeping track of events and shared visitation;
•	Shared Task Manager: A shared task manager for important tasks;
•	Shared Journal: A shared journal that allows co-parents and others to view events in the child’s life;
•	Expense Log: An expense log to split and share expenses;
•	Messaging: A private messaging module to communicate with others you invite to the application;
•	Photo Library: A photo library that can be shared with others you invite to the application;
•	Time Tracking: Time tracking and reporting of visitation schedules;
•	Secured Storage: Secure storage of Passwords and important information; and
•	GPS: GPS drop off and pick up confirmation through cell phone

Over the course of the next 12 months, the Company intends to bring the following additional features to market:

•	A platform for family lawyers and mediators;
•	Expanded GEO location services;
•	Expanded messaging services; and
•	Expanded payment system

In February 2019, we launched, a phone application called “Two Hands Gone” which is available on the Apple App Store or Google Play and allows users to send encrypted messages right from their phone, combining military-grade security, confidentiality and privacy. We currently offer the application for free and have over 300 registered users. We are exploring way to monetize it.

Manufacturing and Product Sourcing

Most supplies used in the manufacturing process are readily available from any number of local and international suppliers, at competitive prices. Delivery of product will vary depending on source and quantity required.

Colombian Cannabis License

On January 17, 2019, the Company entered into an agreement to purchase a 100% interest in the Colombian License held by Plantro Inc. S.A.S. The transaction is subject to the Company’s satisfaction that it can acquire the license free and clear of all encumbrances, completion of due diligence, receipt of any third-party consents and there being no material adverse change in the License. The Company has agreed to issue ten million (10,000,000) restricted shares of its common stock and pay a royalty of 15% of net income, calculated in accordance with US GAAP, earned from the License to Plantro Inc. S.A.S. The Company believes that it is unlikely that the transaction will be consummated due to the coronavirus COVID-19 global pandemic which is causing restrictions in international commerce, reduction in expected revenue from the License and uncertainty to the availability and type of financing for the Company.

Our Cannabis Strategy

Our vision is to produce the highest quality, low cost hemp-based oil as it has unlocked the future of health and wellness and be at the forefront.

We intend to focus on CBD-based derivatives to take advantage of the greater percentage of the cannabis market focused on health and wellness (70% vs. 30 % THC and recreational).  We feel that this limits our downside with a strong focus towards natural products in the health and wellness consumer category. Moreover, CBD crops do not require as precise growing conditions as they essentially are being extracted to produce a raw material compared to being consumed without refinement. CBD is becoming globally accepted and recognized as a “Super Food” and we believe this is going to continue to gain traction, given its usefulness for inflammation, insomnia, migraines, seizures and more. While THC is still seen as a scheduled narcotic and onerous to import/export. We intend to distribute our high-grade hemp-based oil primarily through Latin America and Australia. Once countries allow for importation, we will expand our reach.

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

U.S. Government Regulations

On December 12, 2018, Congress passed the 2018 Farm Bill (the “Agriculture Improvement Act of 2018” or the “Bill”), which includes provisions that exempt Cannabis plants with lower than 0.3% THC content (also called “Hemp”) from the Controlled Substances Act (CSA). Once signed into law, the Farm Bill effectively legalizes the production, commercialization, and interstate shipment and sale of hemp and hemp-derived products like cannabidiol or “CBD”. Each state (including Indian Tribes and U.S. Territories) will eventually be able to regulate hemp production like any other agricultural commodity, as long as the U.S. Department of Agriculture (USDA) approves its plan to monitor and regulate the plant’s production.

Hemp production and sale in a U.S. state will not be lawful until a U.S. state receives approval from the USDA of its plan to regulate hemp. To be approved, a state’s plan must establish (i) a mechanism for tracking and maintaining information regarding land where hemp is produced in the state; (ii) a procedure for testing THC content; (iii) a procedure for disposing of plants and products produced in violation of the Bill; (iv) enforcement procedures for complying with the Bill; (v) a procedure for conducting random, annual inspections of hemp producers within the state; (vi) a procedure for submitting required information to the USDA; and (vii) certification that the state has the resources and personnel to carry out the plan. Once submitted, the Department will have 60 days to approve or deny the state’s plan. If the state’s plan complies with all of the requirements listed, the USDA must approve the plan. If not, the state may amend its plan to comply with the requirements, or it will be unlawful to produce hemp in that state.

The USDA will develop a plan to issue licenses to hemp producers in states with approved plans—licenses will be required in order to lawfully produce and sell hemp and its derivatives. The Bill also provides a mechanism by which licensed hemp producers who grow cannabis plants that exceed the THC limitation of 0.3% can submit a plan to correct the violation, rather than being charged with a crime or losing their license.

Licenses and Regulatory Framework in Colombia

In 2016, Colombia’s Congress adopted Law 1787 with the purpose of creating a regulatory framework allowing the safe and informed access to medical and scientific use of cannabis and its derivatives within the Colombian territory. Law 1787 granted authority to the Colombian Government to control and regulate the activities of cultivation, processing, fabrication, acquisition, import, export, transport and commercialization of cannabis and its derivatives for medicinal and scientific purposes. Law 1787 amended articles 375, 376 and 377 of the Colombian Criminal Code to remove sanctions against the medical and scientific use of cannabis used under a license duly granted by the relevant authorities according to Colombian laws. This amendment was required given that the Colombian Criminal Code expressly provided a general prohibition to the cultivation, conservation or financing of marijuana plantations among other related activities. Based on Law 1787 of 2016, the Colombian Government-issued Decree 613 of 2017, whereby it defined the different types of licenses that may be granted in respect of permissible activities related to medical cannabis including: (i) cultivation of psychoactive cannabis plants, (ii) cultivation of non-psychoactive cannabis plants, (iii) use of seeds for planting and (iv) manufacturing of cannabis derivatives. Decree 613 also sets out the requirements and criteria for the assignment of quotas for cultivation of psychoactive cannabis plants and manufacturing of cannabis derivatives in favor of holders of licenses and other related activities including the main obligations to be complied with by the licensees.

The administration of the law and its related regulations is overseen by several governmental bodies including the Ministry of Health and Social Protection (the “Colombia Ministry of Health”), the Ministry of Justice and Law (the “Colombia Ministry of Justice”), and the National Narcotics Fund. The Colombia Ministry of Health is the entity responsible for granting licenses for the production of cannabis derivatives, while the Colombia Ministry of Justice is the entity responsible for granting licenses for the use of seeds for planting, cultivation of psychoactive cannabis plants, and cultivation of non-psychoactive cannabis plants. In addition, the Colombian Agricultural Institute (“ICA”) is the entity regulating the registration, protection and use of cannabis seeds, and the National Institute for Medicines and Food Overseeing (“Invima”) is the entity overseeing the production of medicines for human consumption.

The Colombia Ministry of Justice established three resolutions, namely:

(i)	Resolution No. 577 of 2017 setting forth the rules for the supervision and monitoring of the licenses for the (a) sowing of cannabis seeds; (b) cultivation of psychoactive cannabis plants; and (c) cultivation of non-psychoactive cannabis plants. Resolution 577 also regulates the basis upon which a license may be amended, the security protocol in harvest areas, and the production and manufacturing quotas;

(ii)	Resolution No. 578 of 2017, setting the tariffs applicable to the different processes concerning the cannabis licenses, such as applications, modifications, extraordinary authorizations, and allocation of additional production and manufacturing quotas. These tariffs were updated by the Colombia Ministry of Justice by regulations dated January 2, 2019; and

(iii)	Resolution No. 579 of 2017, defining that small and medium licensed growers are those who grow or cultivate cannabis in an area of 0.5 hectares or less. In an effort to ensure the sustainability of small-scale growers, holders of cannabis derivative production licenses, except in the research modality, are required to process at least 10% of their assigned annual cannabis quota from a small or medium licensed grower.

In addition, the Colombia Ministry of Health issued Resolution No. 2891 of 2017 and Resolution No. 2892 of 2017. Resolution No. 2891 establishes the tariff manual for evaluation, monitoring and control applicable to licenses for the manufacture of cannabis derivatives for medicinal and scientific use. Resolution No. 2892 sets out technical regulations for the granting of the license to manufacture cannabis by-products, including additional obligations of the licensee, grounds for modification of the license, and rules related to the production and manufacturing quotas.

The first licenses were issued in Colombia in 2016 (under the prior applicable legal regime set forth in Decree 2467 of 2015). As of November 22, 2018, 170 licenses have been issued by the Colombia Ministry of Justice for the cultivation of psychoactive and non-psychoactive plants, as well as for the use of seeds. As of January 28, 2019, 84 licenses have been issued by the Colombia Ministry of Health for the manufacturing of cannabis derivatives. Colombia’s Congress has not indicated any intention of considering the legalization of adult-use cannabis at this time.

ITEM 1A. RISK FACTORS.

Risks Related to our Business

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

As of December 31, 2019, we had cash of $293 and total liabilities of $1,587,820. During the year ended December 31, 2019, the Company incurred a net loss of $5,676,436 and used cash in operating activities of $472,121, and at December 31, 2019, had a stockholders’ deficit of $1,369,099. We are currently funding our initial operations by way of loans from our Chief Executive Officer and others and through the issuance of common stock in exchange for services. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The Company’s independent registered public accounting firm, in their report on the Company’s financial statements for the year ending December 31, 2019, expressed substantial doubt about the Company’s ability to continue as a going concern.

If we are unable to raise enough capital in this offering or obtain additional financing, we may not be able to fulfill our business plan.

At December 31, 2019, we only had $293 cash on hand. To date, we have funded our operations by way of cash advances from our Chief Executive Officer, noteholders, stockholders and others on a “as-needed” basis. As such, our operating capital is currently limited to the personal resources of our Chief Executive Officer, noteholders, stockholders and others. If we unsuccessful at achieving a sufficient amount of net proceeds from this offering, we will continue to rely on loans from our Chief Executive Officer, noteholders, stockholders and others although they are under no obligation to loan any money to us. We may also raise capital in the future by relying on loans from third party lending sources. However, we believe it will be difficult to secure capital in the future because we have no assets to secure debt and there is currently no active trading market for our securities. Our inability to obtain financing or generate sufficient cash from operations could require us to reduce or eliminate expenditures for developing products and services, or otherwise curtail or discontinue our operations, which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, to the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders. If we raise additional funds through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of our common stock and the terms of such debt could impose restrictions on our operations.

Because our principal executive officer, Nadav Elituv, currently devotes only a limited amount of his time to our operations, our business could fail if he is unable or unwilling to devote a sufficient amount of time to our business.

The responsibility of developing our core business, securing the financing necessary to fully execute our business plan and fulfilling the reporting requirements of a public company all fall upon our principal executive officer, Mr. Nadav Elituv. Mr. Elituv presently dedicates approximately 75% of his professional time to Company, or 30 hours per week. In the event Mr. Elituv is unable or unwilling to fulfill any aspect of his duties, we may experience a shortfall or complete lack of revenue resulting in little or no profits and the eventual closure of our business, whereby you may lose your entire investment. The loss of Mr. Elituv would have a material adverse effect on our business.

We may fail to attract, train and retain skilled and qualified employees, which could impair our ability to generate revenue, effectively service our clients and execute our growth strategy.

Our business depends in large part upon our ability to attract and retain sufficient numbers of highly qualified individuals. We compete for such qualified personnel with other companies and such competition is intense. Personnel with the requisites skills and qualifications may be in short supply or generally unavailable. If we are unable to recruit and retain a sufficient number of qualified employees, our ability to maintain and grow our business and to effectively service our clients could be limited and our future revenue and results of operations could be materially and adversely affected. Furthermore, to the extent that we are unable to make necessary permanent hires to appropriately service our clients, we could be required to engage larger numbers of contracted personnel, which could reduce our profit margins.

If we fail to successfully manage our new product development or if we fail to anticipate the issues associated with such development or expansion, our business may suffer.

We have only developed two applications. Our ability to anticipate and manage a variety of issues associated with any new product development or market expansion, such as market acceptance and effective management of our applications and other products. Our business would suffer if we fail to successfully anticipate and manage these issues associated with product development publishing and you may lose all or part of your investment.

If we cannot attract customers, we will not generate revenues and our business will fail.

As of the date of this Prospectus, we have not generated any profit. All of our 2018 revenue was derived from brand awareness services we provided for one customer’s products pursuant to an agreement that ended in November 2018. Going forward, we intend to generate revenues from our apps and if approved by the Colombian government, our cannabis license. We may not be able to successfully attract or maintain customers, resulting in our business failing. If our business fails, you will lose all or part of your investment.

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

The recent global coronavirus outbreak could harm our business and results of operations.

In March 2020, the World Health Organization declared coronavirus COVID-19 a global pandemic. This contagious disease outbreak, which has continued to spread, and any related adverse public health developments, has adversely affected workforces, customers, economies, and financial markets globally, potentially leading to an economic downturn. It has also disrupted the normal operations of many businesses. This outbreak could decrease spending, adversely affect demand for our product and harm our business and results of operations. It is not possible for us to predict the duration or magnitude of the adverse results of the outbreak and its effects on our business or results of operations at this time.

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

Material weaknesses in our internal control over financial reporting may adversely affect our common stock.

As an SEC reporting company, we are subject to the reporting requirements of the Exchange Act and governance requirements of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition, proxy statement, and other information. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective disclosure controls and procedures and internal controls and procedures for financial reporting. Section 404 of the Sarbanes-Oxley Act requires that we include a report of management on our internal control over financial reporting in our annual report on Form 10-K. That report must contain an assessment by management of the effectiveness of our internal control over financial reporting and must include disclosure of any material weaknesses in internal control over financial reporting that we have identified. Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital. We have not performed an in-depth analysis to determine if historical un-discovered failures of internal controls exist and may in the future discover areas of our internal control that need improvement. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our common stock.

Failure to protect our proprietary technology and intellectual property rights could substantially harm our business and results of operations.

Our success depends to a significant degree on our ability to protect our proprietary technology, methodologies, know-how and our brand. We will rely on a combination of contractual restrictions, and other intellectual property laws and confidentiality procedures to establish and protect our proprietary rights. However, the steps we will take to protect our intellectual property may be inadequate. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. If we fail to protect our intellectual property rights adequately, our competitors may gain access to our technology and our business may be harmed. In addition, defending our intellectual property rights might entail significant expense. We may be unable to prevent third parties from acquiring domain names or trademarks that are similar to, infringe upon, or diminish the value of our trademarks and other proprietary rights.

As we grow our business, our plan is to enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with other parties. No assurance can be given that these agreements will be effective in controlling access to and distribution of our proprietary information. Further, these agreements may not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our products.

In order to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect our intellectual property rights. Litigation may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming, and distracting to management, and could result in the impairment or loss of portions of our intellectual property. Further, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our products, impair the functionality of our products, delay introductions of new products, result in our substituting inferior or more costly technologies into our products, or injure our reputation.

We could incur substantial costs as a result of any claim of infringement of another party’s intellectual property rights.

In recent years, there has been significant litigation involving patents and other intellectual property rights in the software industry. Companies providing software are increasingly bringing and becoming subject to suits alleging infringement of proprietary rights, particularly patent rights, we face a higher risk of being the subject of intellectual property infringement claims. We do not currently have a patent portfolio, which could prevent us from deterring patent infringement claims through our own patent portfolio, and our competitors and others may now and in the future have significantly larger and more mature patent portfolios than we have. The risk of patent litigation has been amplified by the increase in the number of a type of patent holder, which we refer to as a non-practicing entity, whose sole business is to assert such claims and against whom our own intellectual property portfolio may provide little deterrent value. We could incur substantial costs in prosecuting or defending any intellectual property litigation. If we sue to enforce our rights or are sued by a third party that claims that our solution infringes its rights, the litigation could be expensive and could divert our management resources. As of the date of this Report, we have not received any written notice of an infringement claim, invitation to license, or other intellectual property infringement action.

Any intellectual property litigation to which we might become a party, or for which we are required to provide indemnification, may require us to do one or more of the following:

●	Cease selling or using products that incorporate the intellectual property that we allegedly infringe;
●	Make substantial payments for legal fees, settlement payments or other costs or damages;
●	Obtain a license, which may not be available on reasonable terms or at all, to sell or use the relevant technology; or
●	Redesign the allegedly infringing products to avoid infringement, which could be costly, time-consuming or impossible.

If we are required to make substantial payments or undertake any of the other actions noted above as a result of any intellectual property infringement claims against us or any obligation to indemnify our customers for such claims, such payments or actions could harm our business.

Our failure to protect personal information adequately could have an adverse effect on our business.

A wide variety of provincial, state, national, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal data. These data protection and privacy-related laws and regulations are evolving and being tested in courts and may result in ever-increasing regulatory and public scrutiny as well as escalating levels of enforcement and sanctions. Any actual or perceived loss, improper retention or misuse of certain information or alleged violations of laws and regulations relating to privacy, data protection and data security, and any relevant claims, could result in enforcement action against us, including fines, imprisonment of company officials and public censure, claims for damages by customers and other affected individuals, damage to our reputation and loss of goodwill (both in relation to existing customers and prospective customers), any of which could have an adverse effect on our operations, financial performance, and business. Evolving and changing definitions of personal data and personal information, within the European Union, the United States, and elsewhere, especially relating to classification of IP addresses, machine identification, location data, and other information, may limit or inhibit our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of data. Any perception of privacy or security concerns or an inability to comply with applicable laws, regulations, policies, industry standards, contractual obligations or other legal obligations, even if unfounded, may result in additional cost and liability to us, harm our reputation and inhibit adoption of our products by current and future customers, and adversely affect our business, financial condition, and operating results.

We have implemented and maintain security measures intended to protect personally identifiable information. However, our security measures remain vulnerable to various threats posed by hackers and criminals. If our security measures are overcome and any personally identifiable information that we collect or store becomes subject to unauthorized access, we may be required to comply with costly and burdensome breach notification obligations. We may also be subject to investigations, enforcement actions and private lawsuits. In addition, any data security incident is likely to generate negative publicity and have a negative effect on our business.

Limitations of Director Liability and Indemnification of Directors and Officers and Employees.

Our Certificate of Incorporation limits the liability of directors to the maximum extent permitted by Delaware law. Delaware law provides that directors of a corporation will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except for liability for any:

●	breach of their duty of loyalty to us or our stockholders;
●	act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;
●	unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the Delaware General Corporation Law; or
●	transactions for which the directors derived an improper personal benefit.

These limitations of liability do not apply to liabilities arising under the federal or state securities laws and do not affect the availability of equitable remedies such as injunctive relief or rescission. Our Bylaws provide that we will indemnify our directors, officers and employees to the fullest extent permitted by law. Our Bylaws also provide that we are obligated to advance expenses incurred by a director or officer in advance of the final disposition of any action or proceeding. We believe that these Bylaw provisions are necessary to attract and retain qualified persons as directors and officers. The limitation of liability in our Certificate of Incorporation and Bylaws may discourage stockholders from bringing a lawsuit against directors for breach of their fiduciary duties. They may also reduce the likelihood of derivative litigation against directors and officers, even though an action, if successful, might provide a benefit to us and our stockholders. Our results of operations and financial condition may be harmed to the extent we pay the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions.

Limitation on remedies; indemnification.

Our Certificate of Incorporation, as amended from time to time, provides that officers, directors, employees and other agents and their affiliates shall only be liable to the Company and its shareholders for losses, judgments, liabilities and expenses that result from the fraud or other breach of fiduciary obligations. Additionally, we intend to enter into corporate indemnification agreements with each of our officers and directors consistent with industry practice. Thus, certain alleged errors or omissions might not be actionable by the Company. Our governing instruments also provide that, under the broadest circumstances allowed under law, we must indemnify its officers, directors, employees and other agents and their affiliates for losses, judgments, liabilities, expenses and amounts paid in settlement of any claims sustained by them in connection with the Company, including liabilities under applicable securities laws.

CBD/Hemp Extract Risk Factors

Our purchase of Plantro’s cannabis license may not be approved.

In January 2019, we entered into an agreement with Plantro Inc. S.A.S., a vertically integrated organic hemp-based CBD license holder located in Madrid, Colombia (“Plantro”), to purchase a 100% interest in Plantro’s license (the “License”) to grow and export cannabis and cannabidiol (“CBD”) derivatives from Colombia in consideration for 10 million (10,000,000) shares of our common stock and a 15% net income royalty fee. The consummation of the Company’s acquisition of Plantro’s license is currently pending the results of the Colombian government’s review of the test plants and is anticipated to be in first quarter of 2020. In the event the Colombian government does not review the test plants in the first quarter of 2020, our agreement with Plantro may be extended. If the Colombian government does not approve of the test plants, we will need to grow another test crop or terminate the deal.

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

The move toward ending hemp prohibition and the re-emergence of a hemp economy began with the 2014 Farm Bill, which provided states with opportunities to create pilot programs for hemp research. The Agricultural Improvement Act of 2018 (“2018 Bill”) was signed into law at the end of December 2018 and expands on the 2014 Farm Bill. The 2018 Bill removes “hemp” from the definition of “Marijuana” in the Controlled Substances Act, decriminalizes the plant and its components, and as a result, transfers oversight of the cultivation and sale of the crop from the Drug Enforcement Administration to the Department of Agriculture. The net result of the 2018 Bill’s passage is that farmers and entrepreneurs gain several significant benefits, in addition to ending the uncertainty of criminal exposure for growing, processing or selling hemp:

●	federal licensing for farmers wishing to grow hemp in states that don’t have a pilot program;

●	clarification that interstate commerce in hemp is permitted;

●	placing oversight of hemp with the USDA; and

●	including hemp in the Federal Crop Insurance Act.

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

Risks Related Our Common Stock

 We have the ability to issue additional shares of our common stock and shares of preferred stock without asking for stockholder approval, which could cause your investment to be diluted.

Our Certificate of Incorporation authorizes the Board of Directors to issue up to 3 billion shares of common stock and up to 1 million shares of “blank check” preferred stock. The power of the Board of Directors to issue shares of common stock, preferred stock or warrants or options to purchase shares of common stock or preferred stock is generally not subject to stockholder approval. Accordingly, any additional issuance of our common stock, or preferred stock that may be convertible into common stock, may have the effect of diluting your investment, and the new securities may have rights, preferences and privileges senior to those of our common stock.

Substantial sales of our stock may impact the market price of our common stock.

Future sales of substantial amounts of our common stock, including shares that we may issue upon exercise of options and warrants, could adversely affect the market price of our common stock. Further, if we raise additional funds through the issuance of common stock or securities convertible into or exercisable for common stock, the percentage ownership of our stockholders will be reduced, and the price of our common stock may fall.

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

We do not intend to pay any cash dividends on our shares of common stock in the near future, so our stockholders will not be able to receive a return on their shares unless they sell their shares.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell such shares.

“Penny stock” rules may make buying or selling our securities difficult which may make our stock less liquid and make it harder for investors to buy and sell our shares.

Trading in our securities is subject to the SEC’s “penny stock” rules and it is anticipated that trading in our securities will continue to be subject to the penny stock rules for the foreseeable future. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends our securities to persons other than prior customers and accredited investors must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by these requirements may discourage broker-dealers from recommending transactions in our securities, which could severely limit the liquidity of our securities and consequently adversely affect the market price for our securities.

The Financial Industry Regulatory Authority (FINRA) sales practice requirements may also limit a stockholder’s ability to buy and sell our common stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority, which we refer to as FINRA, has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our common stock and have an adverse effect on the market for shares of our common stock.

Our control stockholders hold a significant percentage of our outstanding voting securities, which could reduce the ability of minority stockholders to effect certain corporate actions.

Our control stockholders currently own or control approximately 91.15% of the voting power of the Company. As a result of this ownership, they possess and can continue to possess significant influence over our Board of Directors and corporate transactions. Their ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer. In the event we do not sell a sufficient number of shares in this Offering, they will continue to own a significant portion of our outstanding common stock and may have significant influence on our Company.

The preparation of our consolidated financial statements involves the use of estimates, judgments and assumptions, and our consolidated financial statements may be materially affected if such estimates, judgments or assumptions prove to be inaccurate.

Financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) typically require the use of estimates, judgments and assumptions that affect the reported amounts. Often, different estimates, judgments and assumptions could reasonably be used that would have a material effect on such financial statements, and changes in these estimates, judgments and assumptions may occur from period to period over time. Significant areas of accounting requiring the application of management’s judgment include, but are not limited to, determining the fair value of assets and the timing and amount of cash flows from assets. These estimates, judgments and assumptions are inherently uncertain and, if our estimates were to prove to be wrong, we would face the risk that charges to income or other financial statement changes or adjustments would be required. Any such charges or changes could harm our business, including our financial condition and results of operations and the price of our securities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the accounting estimates, judgments and assumptions that we believe are the most critical to an understanding of our consolidated financial statements and our business.

If securities industry analysts do not publish research reports on us, or publish unfavorable reports on us, then the market price and market trading volume of our common stock could be negatively affected.

Any trading market for our common stock will be influenced in part by any research reports that securities industry analysts publish about us. We do not currently have and may never obtain research coverage by securities industry analysts. If no securities industry analysts commence coverage of us, the market price and market trading volume of our common stock could be negatively affected. In the event we are covered by analysts, and one or more of such analysts downgrade our securities, or otherwise reports on us unfavorably, or discontinues coverage or us, the market price and market trading volume of our common stock could be negatively affected.

Our stock price is likely to be highly volatile because of several factors, including a limited public float.

The market price of our common stock has been volatile in the past and the market price of our common stock is likely to be highly volatile in the future. You may not be able to resell shares of our common stock following periods of volatility because of the market’s adverse reaction to volatility.

Other factors that could cause such volatility may include, among other things:

●	actual or anticipated fluctuations in our operating results;

●	the absence of securities analysts covering us and distributing research and recommendations about us;

●	we may have a low trading volume for a number of reasons, including that a large portion of our stock is closely held;

●	overall stock market fluctuations;

●	announcements concerning our business or those of our competitors;

●	actual or perceived limitations on our ability to raise capital when we require it, and to raise such capital on favorable terms;

●	conditions or trends in the industry;

●	litigation;

●	changes in market valuations of other similar companies;

●	future sales of common stock;

●	departure of key personnel or failure to hire key personnel; and

●	general market conditions.

Any of these factors could have a significant and adverse impact on the market price of our common stock and/or warrants. In addition, the stock market in general has at times experienced extreme volatility and rapid decline that has often been unrelated or disproportionate to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock and/or warrants, regardless of our actual operating performance.

The Selling Stockholder may sell a large number of shares, resulting in substantial diminution to the value of shares held by existing stockholders.

Pursuant to the Equity Purchase Agreement, we are prohibited from delivering a Put Notice to the Selling Stockholder to the extent that the issuance of shares would cause the Selling Stockholder to beneficially own more than 4.99% of our then-outstanding shares of common stock. These restrictions; however, do not prevent the Selling Stockholder from selling shares of common stock received in connection with the Equity Line and then receiving additional shares of common stock in connection with a subsequent issuance. In this way, the Selling Stockholder could sell more than 4.99% of the outstanding shares of common stock in a relatively short time frame while never holding more than 4.99% at any one time. As a result, existing stockholders and new investors could experience substantial diminution in the value of their shares of common stock. Additionally, we do not have the right to control the timing and amount of any sales by the Selling Stockholder of the shares issued under the Equity Line.

Certain provisions of the General Corporation Law of the State of Delaware may have anti-takeover effects, which may make an acquisition of our company by another company more difficult.

We are subject to the provisions of Section 203 of the General Corporation Law of the State of Delaware, which prohibits a Delaware corporation from engaging in any business combination, including mergers and asset sales, with an interested stockholder (generally, a 15% or greater stockholder) for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. The operation of Section 203 may have anti-takeover effects, which could delay, defer or prevent a takeover attempt that a holder of our common stock might consider in its best interest.

Provisions of our Certificate of Incorporation and Bylaws may delay or prevent a takeover which may not be in the best interests of our stockholders.

Provisions of our Certificate of Incorporation and our Bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our stockholders may be called, and may delay, defer or prevent a takeover attempt. Further, our certificate of incorporation, as amended, authorize the issuance of up to 1,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by our board of directors in their sole discretion. Our board of directors may, without stockholder approval, issue series of preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock.

We do not expect to pay dividends in the foreseeable future.

We do not intend to declare dividends for the foreseeable future, as we anticipate that we will reinvest any future earnings in the development and growth of our business. Therefore, investors will not receive any funds unless they sell their common stock, and stockholders may be unable to sell their shares on favorable terms. We cannot assure you of a positive return on investment or that you will not lose the entire amount of your investment in our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES.

Our executive offices are located at 33 Davies Ave, Toronto, Ontario, Canada M4M 2A9. We are provided this office space free of charge by our Chief Executive Officer.

Upon our purchase of the Lease from Plantro, Plantro will assign that certain lease agreement, dated October 16, 2018, to us for 100,000 square meters (approximately 24.7 acres or 10 hectares) located in the center of Bogota Savannah in Madrid, Colombia. Our sublease will begin once we start growing hemp and will be a month-to-month lease for a rent $2,500 per month for the first 12 months and increased each year thereafter in correlation to the increase in the Consumer Price Index (CPI).

We believe that these facilities are adequate for our current and near-term future needs.

ITEM 3. LEGAL PROCEEDINGS

We may from time to time be involved in various claims and legal proceedings of a nature we believe are normal and incidental to temporary employee staffing business. These matters may include product liability, intellectual property, employment, personal injury cause by our employees, and other general] claims. We will accrue for contingent liabilities when it is probable that a liability has been incurred and the amount can be reasonably estimated. We are not presently a party to any legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

 PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AN ISSUER PURCHASES OF EQUITY SECURITIES.

Market

Our common stock currently trades on the OTC Pinks under the symbol “TWOH” and the closing bid price of our common stock on March 16, 2020 was $0.0601. Our common stock currently trades on a sporadic and limited basis.

Record Holders

The number of record holders of our common stock as of March 16, 2020 was approximately 50, not including nominees of beneficial owners.

Cash Dividends

As of the date of this Report, we have not paid any cash dividends to stockholders. The declaration of any future cash dividend will be at the discretion of our Board of Directors and will depend upon our earnings, if any, our capital requirements and financial position, the general economic conditions, and other pertinent conditions. It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

Transfer Agent

The transfer agent and registrar, for our common stock and Series A Convertible Preferred Stock is Transhare Corporation. The transfer agent’s address is 2849 Executive Drive, Suite 200 Clearwater, FL 33762 and its telephone number is (303) 662-1112.

Options and Warrants

On April 28, 2015, the Board of Directors of the Company approved of the Company’s 2015 Stock Option Plan (the “2015 Plan”) to attract and retain the best available personnel, to provide additional incentive to employees, directors and consultants, and to promote the success of the Company's business. Pursuant to the 2015 Plan, the Board may grant incentive stock options, non-qualified stock options and stock appreciation rights to eligible persons. The maximum aggregate number of shares of common stock with respect to which awards granted under the Plan shall not exceed 1 (as adjusted for the 1-for-2,000, 1-for-500 and 1-for-1,000 reverse stock split on September 1, 2016, September 10, 2018 and December 12, 2019, respectively). On May 6, 2015, the Company filed a Registration Statement on Form S-8 (File No: 333-203889) registering the shares of common stock issuable pursuant to the 2015 Plan under the Securities Act.

On March 1, 2019, the Company issued a Common Stock Purchase Warrant (the “Warrant”) to purchase 1,0000,000 shares of common stock of the Company from the date of issuance until March 1, 2021, for an exercise price of $0.20 per share, to Firstfire Global Opportunities Fund, LLC, a Delaware limited liability company (the “Buyer”), in accordance with and in reliance upon the exemption from securities registration afforded by Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D as promulgated by the SEC under the Securities Act. The Warrant was issued pursuant to a Securities Purchase Agreement with between the Company and the Buyer. relating to the issuance and sale of a Senior Convertible Note (the “Note”) of $200,000 in principal amount including $175,000 actual payment of purchase price with interest accruing on the outstanding principal amount of the Note at the rate of 7% per annum with accrual commencing on the date that the Note is fully funded. On March 12, 2019, the Company received $175,000 from the Buyer.

Anti-takeover Provisions

Summarized in the following paragraphs are provisions included in our Certificate of Incorporation, as amended, and our Bylaws that may have the effect of discouraging, delaying or preventing a change in control or an unsolicited acquisition proposal that a stockholder might consider favorable, including a proposal that might result in the payment of a premium over the market price for the shares held by our stockholders.

16

·

Effects of authorized but unissued common stock and blank check preferred stock. One of the effects of the existence of authorized but unissued common stock and undesignated preferred stock may be to enable our Board to make more difficult or to discourage an attempt to obtain control of our company by means of a merger, tender offer, proxy contest or otherwise, and thereby to protect the continuity of management. If the Board were to determine that a takeover proposal was not in our best interest, such shares could be issued by the Board without stockholder approval in one or more transactions that might prevent or render more difficult or costly the completion of the takeover transaction by diluting the voting or other rights of the proposed acquirer or insurgent stockholder group, by putting a substantial voting block in institutional or other hands that might undertake to support the position of the incumbent board of directors, by effecting an acquisition that might complicate or preclude the takeover, or otherwise.

In addition, our Certificate of Incorporation, as amended, grants our Board broad power to establish the rights and preferences of authorized and unissued shares of additional series of preferred stock. The creation and issuance of one or more additional series of preferred stock could decrease the amount of earnings and assets available for distribution to holders of shares of common stock. The issuance also may adversely affect the rights and powers, including voting rights, of those holders and may have the effect of delaying, deterring or preventing a change in control of our company.

·	Cumulative Voting. Our Certificate of Incorporation, as amended, does not provide for cumulative voting in the election of directors which would allow holders of less than a majority of the voting stock to elect some directors.

·	Vacancies. Section 223 of the Delaware General Corporation Law and our bylaws provide that all vacancies, including newly created directorships, may be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum.

·	Special Meeting of Stockholders. A special meeting of stockholders may be called by our Board or the Chairman of our Board and must be called by our Secretary at the request in writing of holders of record of a majority of our outstanding capital stock entitled to vote. The requirement that a majority of our outstanding capital stock is required to call a special meeting means that small stockholders will not have the power to call a special meeting to, for example, elect new directors.

·	Bylaws. Our bylaws authorize the board of directors to adopt, repeal, alter or amend our bylaws without shareholder approval.

·	Removal. Except as otherwise provided, a director may be removed from office with or without cause at any special meeting of stockholders by the affirmative vote of at least a majority of the voting power and outstanding stock entitled to vote.

RECENT SALES OF UNREGISTERED SECURITIES

During the quarter ended December 31, 2019, the Company issued the following unregistered securities.

●	Issued 330,500 shares of common stock, with a fair value of $220,100, for conversion of non-redeemable convertible notes.
●	Issued 329,000 shares of common stock, with a fair value of $145,391, for conversion of convertible notes.
●	Issued 3,833,668 shares of common stock, with a fair value of $1,121,348, for stock-based compensation – officers and directors.
●	Issued 1,471,369 shares of common stock, with a fair value of $294,274, for prepaid services.
●	Issued 30,000 shares of Series A Convertible Preferred Stock, with a fair value of $33,000, for stock-based compensation – officer.
●	Issued 4,000 shares of Series B Convertible Preferred Stock, with a fair value of $1,520,000, for prepaid services.

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

Since July 1, 2014, our business is a research and product development firm. Over the past few years we have specialized in computer vision and gesture recognition technologies. We have leveraged our relationship with our product development team of programmers and designers to implement our vision for building a state-of-the-art co-parenting application.

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

On January 17, 2019, the Company entered into an agreement to purchase a 100% interest in the Colombian License held by Plantro Inc S.A.S. The transaction is subject to the Company’s satisfaction that it can acquire the License free and clear of all encumbrances, completion of due diligence, receipt of any third-party consents and there being no material adverse change in the License. The Company has agreed to issue ten million (10,000,000) restricted shares of its common stock and pay a royalty of 15% of net income, calculated in accordance with US GAAP, earned from the License to Plantro Inc S.A.S. The Company believes that it is unlikely that the transaction will be consummated due to the coronavirus COVID-19 global pandemic which is causing restrictions in international commerce, reduction in expected revenue from the License and uncertainty to the availability and type of financing for the Company.

The operations of the business are carried on by a 100% owned subsidiary, I8 Interactive Corporation, a company incorporated under the laws of Canada.

Management's Plan of Operation

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

Colombian Cannabis License

On January 17, 2019, the Company entered into an agreement to purchase a 100% interest in the Colombian License held by Plantro Inc S.A.S. The transaction is subject to the Company’s satisfaction that it can acquire the License free and clear of all encumbrances, completion of due diligence, receipt of any third-party consents and there being no material adverse change in the License. The Company has agreed to issue ten million (10,000,000) restricted shares of its common stock and pay a royalty of 15% of net income, calculated in accordance with US GAAP, earned from the License to Plantro Inc S.A.S. The Company believes that it is unlikely that the transaction will be consummated due to the coronavirus COVID-19 global pandemic which is causing restrictions in international commerce, reduction in expected revenue from the License and uncertainty to the availability and type of financing for the Company.

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

In June 2018, the FASB issued ASU 2018-07—Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, subject to certain exceptions. The Company early adopted ASU 2018-07 with respect to grants of shares of common stock of the Company made in June 2018. The early adoption of ASU 2018-07 did not have a material impact on the consolidated financial statements.

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

During the year ended December 31, 2019 and 2018, the Company had revenue of $0 and $390,381, respectively. During 2018 100% of revenue was earned from one customer. The contract with this customer ended in November 2018. The Company recognized revenue from services provided for brand awareness campaigns for the client and their products. Revenue is recognized based on time spent on the project at an agreed upon hourly rate and as recoverable disbursements are incurred.

Recent Accounting Pronouncements

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE YEAR ENDED DECEMBER 31, 2019 AND 2018

REVENUES

Our revenue for year ended December 31, 2019 was $0, compared to $390,381 the year ended December 31, 2018. During the year ended December 31, 2018, 100% of revenue was earned from one customer. The contract with the customer ended in November 2018.

OPERATING EXPENSES

Our operating expenses for the year ended December 31, 2019 was $3,702,156, compared to $4,889,637 for the year ended December 31, 2018, respectively. The decrease in general and administrative expense is primarily due to a decrease in consulting and stock-based compensation.

General and administrative expense includes stock-based compensation – salaries for the year ended December 31, 2019 and 2018 which comprises of 3,938,055 and 20,000 shares of common stock issued valued at $2,940,548 and $602,000, respectively, and 30,000 and 0 shares of Preferred A Stock issued valued at $33,000 and $0, respectively, and shares to be issued valued at $0 and 808,174, respectively for salaries to our Chief Executive Officer. An additional 24,387 shares of common stock were issued to the Chief Executive Officer to settled $151,200 of salary due for the period from July 1, 2019 to June 30, 2020.

General and administrative expense also includes stock-based compensation – consulting for the year ended December 31, 2019 and 2018 which comprises of 200 and 58,000 shares of common stock issued valued at $15,000 for legal services and $1,745,800 for consulting services, respectively.

OTHER INCOME (EXPENSE)

Amortization of debt discount and interest expense for the year ended December 31, 2019 was $158,202, compared to $108,752 for the year ended December 31, 2018. The increase in interest expense is primarily due to the issuance of two non-redeemable convertible notes on January 31, 2019 with a total issue price of $127,853 and the issuance of a convertible note on March 1, 2019 for $175,000 in cash.

During the year ended December 31, 2019 the Company elected to convert $12,993 of principal and interest of a non-redeemable convertible note into 354,700 shares of common stock of the Company resulting in a loss on settlement of debt of $1,338,707.

The Holder of the convertible note also elected to convert 337,600 shares of the Company with a fair value of $208,551 resulting in a loss on settlement of debt of $59,378.

Initial derivative expense of $274,717 represents the difference between the fair value of the total embedded derivative and warrant liability of $449,717 and the cash received of $175,000 for the convertible note issued on March 1, 2019.

The other income from the change in fair value of derivative liability of $143,276 represents the decrease in the fair value of derivative liabilities between March 1, 2019 and December 31, 2019.

NET INCOME/LOSS

Our net loss for year ended December 31, 2019 was $5,676,436, compared to $8,096,408 for the year ended December 31, 2018, respectively. Our losses during the year ended December 31, 2019 and 2018 are primarily due to costs associated with professional fees, our transfer agent, investor relations, stock-based compensation for salaries, loss on settlement of debt and the issuance of a convertible note on March 1, 2019.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2019, we had cash of $293 and total liabilities of $1,587,820. Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations during the next 12 months. We are completely dependent upon the willingness of our management to fund our initial operations by way of loans from our Chief Executive Officer, shareholders and others.

The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the year ended December 31, 2019, the Company incurred a net loss of $5,676,436 and used cash in operating activities of $472,121, and at December 31, 2019, had stockholders’ deficit of $1,369,099. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The Company’s independent registered public accounting firm, in their report on the Company’s financial statements for the year ending December 31, 2019, expressed substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty should we be unable to continue as a going concern.

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

We expect to be able to secure capital through advances from our Chief Executive Officer, note holders, shareholders and others in order to pay expenses such as organizational costs, filing fees, accounting fees and legal fees, however, we do not have any written or oral agreements with any third parties which require them to fund our operations and there can be no assurances that we will be able to obtain such funds. We believe it will be difficult to secure capital in the future because we have no assets to secure debt and there is currently no trading market for our securities. The Company is unable to predict the effect, if any, that the coronavirus COVID-19 global pandemic may have on its access to the financing markets. We will need additional capital in the next twelve months and if we cannot raise such capital on acceptable terms, we may have to curtail our operations or terminate our business entirely.

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

December 31, 2019 and 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Two Hands Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Two Hands Corporation (“the Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2019 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company incurred a net loss of $5,676,436 and used cash in operating activities of $472,121, and at December 31, 2019, had stockholders’ deficit of $1,369,099, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Salt Lake City, UT

March 27, 2020

TWO HANDS CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018
ASSETS

Current assets
Cash	$293	$2,729
Taxes receivable	9,250	—
Prepaid expense	1,759,481	424,745
Total current assets	1,769,024	427,474

Property and equipment, net	2,697	2,300

Total assets	$1,771,721	$429,774

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$65,888	$70,062
Non-redeemable convertible notes, net	66,078	489,610
Due to related party	17,840	52,671
Notes payable	48,461	127,853
Convertible note, net	19,752	—
Derivative liabilities	452,549	—
Total current liabilities	670,568	740,196
Long-term liabilities
Promissory note	78,170	—
Promissory notes - related party	177,197	—
Non-redeemable convertible notes, net	661,885	—
Total long-term liabilities	917,252	—

Total liabilities	1,587,820	740,196

Commitments and Contingencies	—	—

Temporary equity
Series A convertible preferred stock; $0.01 par value; 200,000 shares authorized, 30,000 and 0 shares issued and outstanding, respectively	33,000	—
Series B convertible preferred stock; $0.01 par value; 100,000 shares authorized, 4,000 and 0 shares issued and outstanding, respectively	1,520,000	—
Total temporary equity	1,553,000	—

Stockholder's deficit
Preferred stock; $0.001 par value; 1,000,000 shares authorized, 0 issued and outstanding	—	—
Common stock; $0.0001 par value; 3,000,000,000 shares authorized, 6,267,340 and 152,199 shares issued and outstanding, respectively	627	16
Shares to be issued	—	345,174
Additional paid-in capital	36,857,580	31,895,258
Accumulated deficit	(38,227,306)	(32,550,870)
Total stockholders' deficit	(1,369,099)	(310,422)

Total liabilities and stockholders' deficit	$1,771,721	$429,774

The accompanying footnotes are an integral part of these financial statements.

TWO HANDS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
	For the year ended December 31,
	2019	2018

Sales	$—	$390,381

Operating expenses
General and administrative	3,702,156	4,528,437
Research and development	—	361,200
Total expenses	3,702,156	4,889,637

Loss from operations	(3,702,156)	(4,499,256)

Other income (expense)
Amortization of debt discount and interest expense	(158,202)	(108,752)
Loss on settlement of debt	(1,398,085)	(3,488,400)
Initial derivative expense	(274,717)	—
Change in fair value of derivative liabilities	(143,276)	—
Total other income (expense)	(1,974,280)	(3,597,152)

Net loss	$(5,676,436)	$(8,096,408)

Net loss per common share - basic and diluted	$(15.50)	$(176.14)

Weighted average number of common shares outstanding - basic and diluted	366,157	45,965

The accompanying footnotes are an integral part of these financial statements.

TWO HANDS CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
For the years ended December 31, 2019 and 2018

	Common Stock		Shares to be	Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Issued	Capital	Deficit	Deficit
Balance, December 31, 2017	812	$—	$469,218	$23,288,538	$(24,454,462)	$(696,706)

Rounding at reverse split	2	—	—	—	—	—
Stock issued for stock payable	20	—	(932,218)	932,218	—	—
Stock issued to settle accounts payables and accrued liabilities	73	—	—	237,618	—	237,618
Stock issued for prepaid services	38,120	4	—	1,437,796	—	1,437,800
Stock issued for services	42,000	4	—	1,264,196	—	1,264,200
Stock issued for officer and director compensation	36,000	4	—	1,083,596	—	1,083,600
Stock issued for conversion of notes	35,172	4	—	3,651,296	—	3,651,300
Stock-based compensation - officer	—	—	808,174	—	—	808,174
Net loss	—	—	—	—	(8,096,408)	(8,096,408)
Balance, December 31, 2018	152,199	$16	$345,174	$31,895,258	$(32,550,870)	$(310,422)

	Common Stock		Shares to be	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Issued	Capital	Deficit	Deficit
Balance, December 31, 2018	152,199	$16	$345,174	$31,895,258	$(32,550,870)	$(310,422)

Rounding at reverse split	3,553	—	—	—	—	—
Stock issued for conversion of non-redeemable convertible notes	354,700	35	—	1,351,665	—	1,351,700
Stock issued for conversion of convertible notes	337,600	34	—	208,517	—	208,551
Stock issued for debt settlement	5,910	1	—	31,911	—	31,912
Stock issued for debt settlement - officer	1,524	—	—	9,448	—	9,448
Stock issued for consulting	200	—	(8,000)	15,000	—	7,000
Stock issued for officer and director compensation	3,938,055	394	(337,174)	2,940,154	—	2,603,374
Stock issued for prepaid services	1,471,369	147	—	294,127	—	294,274
Stock issued for cash	2,230	—	—	111,500	—	111,500
Net loss	—	—	—	—	(5,676,436)	(5,676,436)
Balance, December 31, 2019	6,267,340	$627	$—	$36,857,580	$(38,227,306)	$(1,369,099)

The accompanying footnotes are an integral part of these financial statements.

TWO HANDS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2019	2018
Cash flows from operating activities
Net loss	$(5,676,436)	$(8,096,408)
Adjustments to reconcile net loss
to cash (used in) provided by operating activities
Depreciation and amortization	1,218	1,138
Amortization of prepaid expense	480,037
Stock-based compensation	2,643,374	3,155,974
Amortization of debt discount and interest expense	158,202	108,752
Loss on settlement of debt	1,398,085	3,488,400
Initial derivative expense	274,717	—
Change in fair value of derivative liabilities	143,276	—
Change in operating assets and liabilities
Taxes receivable	(9,250)	—
Prepaid expense	(500)	1,013,055
Accounts payable and accrued liabilities	115,156	93,800
Net cash used in operating activities	(472,121)	(235,289)

Cash flows from investing activities
Purchase of property and equipment	(1,616)	(1,743)
Net cash used in investing activities	(1,616)	(1,743)

Cash flow from financing activities
Advance by related party	112,617	127,043
Repayment of advances to related party	(52,542)	(153,906)
Proceeds from notes payable	232,106	247,853
Repayments of notes payable	(107,380)	—
Proceeds from convertible note	175,000	—
Proceeds from issuance of common stock	111,500	—
Net cash provided by financing activities	471,301	220,990

Net change in cash	(2,436)	(16,042)

Cash, beginning of the period	2,729	18,771

Cash, end of the period	$293	$2,729

Cash paid during the year
Interest paid	$—	$—
Income taxes paid	$—	$—

Supplemental disclosure of non-cash investing and financing activities
Issue of shares for prepaid expense	$1,814,274	$1,437,800
Issue of shares to settle accounts payable and accrued liabilities	$41,360	$237,616
Issue of non-redeemable convertible notes to settle notes payable	$127,853	$378,995
Issue of shares to settle non-redeemable convertible notes	$1,351,699	$162,900
Issue of shares to settle convertible note	$208,551	$—
Issue of shares to settle shares to be issued	$911,000	$932,218
Transfer of trade accounts payable to due to related party	$11,817	$—
Transfer of accrued compensation to promissory note	$103,952	$—
Transfer of due to related parties to promissory note	$68,924	$—
Transfer of notes payable to promissory note	$76,263	$—
Initial debt discount from derivative	$175,000	$—
The accompanying footnotes are an integral part of these financial statements.

 Two Hands Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

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

The Two Hands Application launched on July 25, 2018.

In February 2019, we launched, a phone application called “Two Hands Gone” which is available on the Apple App Store and Google Play and allows users to send encrypted messages directly from their phone, combining military-grade security, confidentiality and privacy. We currently offer the application for free and have over 300 registered users. We are exploring way to monetize it.

The Company is also in the business of assisting clients in developing brand strategies. The Company executes and/or oversees the research, planning, pricing, creative development, tracking and deployment of all digital advertising projects needed to promote client products and services.

On January 17, 2019, the Company entered into an agreement to purchase a 100% interest in the Colombian License held by Plantro Inc S.A.S. The transaction is subject to the Company’s satisfaction that it can acquire the License free and clear of all encumbrances, completion of due diligence, receipt of any third-party consents and there being no material adverse change in the License. The Company has agreed to issue ten million (10,000,000) restricted shares of its common stock and pay a royalty of 15% of net income, calculated in accordance with US GAAP, earned from the License to Plantro Inc S.A.S. The Company believes that it is unlikely that the transaction will be consummated due to the coronavirus COVID-19 global pandemic which is causing restrictions in international commerce, reduction in expected revenue from the License and uncertainty to the availability and type of financing for the Company.

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

GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the year ended December 31, 2019, the Company incurred a net loss of $5,676,436 and used cash in operating activities of $472,121, and at December 31, 2019, had stockholders’ deficit of $1,369,099 These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The Company will be dependent upon the raising of additional capital through placement of its common stock in order to implement its business plan. There can be no assurance that the Company will be successful in this situation. The Company is unable to predict the effect, if any, that the coronavirus COVID-19 global pandemic may have on its access to the financing markets. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might result from this uncertainty. We are currently funding our operations by way of cash advances from our Chief Executive Officer, note holders, shareholders and others; however, we do not have any oral or written agreements with them or others to loan or advance funds to us. There can be no assurances that we will be able to receive loans or advances from them or other persons in the future.

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

During the year ended December 31, 2019 and 2018, the Company had revenue of $0 and $390,381, respectively. During 2018 100% of revenue was earned from one customer. The contract with this customer ended in November 2018. The Company recognized revenue from services provided for brand awareness campaigns for the client and their products. Revenue is recognized based on time spent on the project at an agreed upon hourly rate and as recoverable disbursements are incurred.

RESEARCH AND DEVELOPMENT COSTS

We incurred research and development costs primarily to the development of Two Hands gone application. Research and development costs are comprised primarily of contract labor and services.

Software development costs are included in research and development and are expensed as incurred. FASB ASC Topic 350 Intangibles—Goodwill and Other requires that software development costs incurred subsequent to reaching technological feasibility be capitalized, if material. If the process of developing a new product or major enhancement does not include a detailed program design, technological feasibility is determined only after completion of a working model. To date, the period between achieving technological feasibility and the general availability of such software has been short, and the software development costs qualifying for capitalization have been insignificant. The Company recorded research and development expense of $0 and $361,200 for the year ended December 31, 2019 and 2018, respectively.

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

NET LOSS PER SHARE

Basic net income (loss) per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period increased to include the number of additional common shares that would have been outstanding if potentially dilutive securities had been issued. At December 31, 2019 and 2018, we excluded the common stock issuable upon conversion of non-redeemable convertible notes, convertible notes, stock payable and warrants of 7,016,249,249 shares and 4,685,970,524 shares, respectively, as their effect would have been anti-dilutive. At December 31, 2019, common stock equivalents exceeds authorized shares of common stock of the Company.

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

Derivative liabilities are measured at fair value on a recurring basis using Level 3 inputs.

The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2019 on a recurring basis:

	Level 1	Level 2	Level 3
Description	$	$	$
Derivative liabilities	—	—	452,549

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

NOTE 3 – NON-REDEEMABLE CONVERTIBLE NOTES

On June 10, 2014, the Company agreed to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable issued to The Cellular Connection Ltd. during the period from February 22, 2013 to June 10, 2014 with a total carrying value $42,189. The issue price of the Note is $42,189 with a face value of $54,193 and the Note has an original maturity date of December 31, 2014 which is subject to automatic renewal. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2015. The outstanding face value of the Note shall increase by another 20% on January 1, 2016 and again on each one-year anniversary of the Note until the Note has been paid in full. During the year ended December 31, 2019, the Company elected to convert $12,393 of principal and interest into 348,700 shares of common stock of the Company at a fixed conversion prices of $0.0001 per share. This conversion resulted in a loss on debt settlement of $1,302,107 due to the requirement to record the share issuance at fair value on the date the shares were issued. The consolidated statement of operations includes interest expense of $2,378 and $3,132 for the year ended December 31, 2019 and 2018, respectively. At December 31, 2019 and 2018, the carrying amount of the Note is $1,878 (face value of $1,878 less $0 unamortized discount) and $11,892 (face value of $11,892 less $0 unamortized discount), respectively.

On September 1, 2016, Doug Clark, former Chief Executive Officer and related party, assigned the Side Letter Agreement (“Note”) dated June 10, 2014 with a total carrying value $382,016 to DC Design Inc. (“DC Design”). On September 1, 2016, the Company entered into an amended Side Letter Agreement with DC Design to amend and add certain terms to the Side Letter Agreement and advances from the period from June 25, 2014 to December 24, 2014. Under the terms of the amended Side Letter Agreement, the issue price of the Note is $174,252 with an interest rate 20% per annum and an original maturity date of December 31, 2017 which is subject to automatic renewal. In addition, on September 30, 2019, the Company and DC Design entered into an Agreement to change the original maturity date of the Note to December 31, 2021. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.003 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2022. The outstanding face value of the Note shall increase by another 20% on January 1, 2023 and again on each one-year anniversary of the Note until the Note has been paid in full. The consolidated statement of operations includes interest expense of $4,585 and $29,821 for the year ended December 31, 2019 and 2018. At December 31, 2019 and 2018, the carrying amount of the Note is $27,508 (face value of $27,508 less $0 unamortized discount) and $22,923 (face value of $22,923 less $0 unamortized discount), respectively.

On January 8, 2018, the Company entered into a Side Letter Agreement (“Note”) with The Cellular Connection Ltd., to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $14,930 issued by the Company during the period of June 2014 and December 2017. The issue price of the Note is $14,930 with a face value of $17,916 and the Note has an original maturity date of December 31, 2018 which is subject to automatic renewal. On September 30, 2019, the Company and The Cellular Connection Ltd. entered into an Agreement to change the original maturity date of the Note to December 31, 2021. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2022. The outstanding face value of the Note shall increase by another 20% on January 1, 2023 and again on each one-year anniversary of the Note until the Note has been paid in full. The consolidated statement of operations includes interest expense of $3,583 and $2,986 for the year ended December 31, 2019 and 2018, respectively. At December 31, 2019 and 2018, the carrying amount of the Note is $21,499 (face value of $21,499 less $0 unamortized discount) and $17,916 (face value of $17,916 less $0 unamortized discount), respectively.

On January 8, 2018, the Company entered into a Side Letter Agreement (“Note”) with Stuart Turk, to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $244,065 issued by the Company during the period of July 2014 and December 2017. The issue price of the Note is $244,065 with a face value of $292,878 and the Note has an original maturity date of December 31, 2018 which is subject to automatic renewal. On September 30, 2019, the Company and Stuart Turk entered into an Agreement to change the original maturity date of the Note to December 31, 2021. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2022. The outstanding face value of the Note shall increase by another 20% on January 1, 2023 and again on each one year anniversary of the Note until the Note has been paid in full. The consolidated statement of operations includes interest expense of $58,576 and $48,813 for the year ended December 31, 2019 and 2018, respectively. At December 31, 2019 and 2018, the carrying amount of the Note is $351,454 (face value of $351,454 less $0 unamortized discount) and $292,879 (face value of $292,879 less $0 unamortized discount), respectively.

On April 12, 2018, the Company entered into a Side Letter Agreement (“Note”) with Jordan Turk to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $45,000 issued by the Company during the period of March 19, 2018 to April 12, 2018. The issue price of the Note is $45,000 with a face value of $54,000 and the Note has an original maturity date of December 31, 2018 which is subject to automatic renewal. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2019. The outstanding face value of the Note shall increase by another 20% on January 1, 2020 and again on each one year anniversary of the Note until the Note has been paid in full. During the year ended December 31, 2019, the Company elected to convert $600 of principal and interest into 6,000 shares of common stock of the Company at a fixed conversion prices of $0.0001 per share. This conversion resulted in a loss on debt settlement of $36,600 due to the requirement to record the share issuance at fair value on the date the shares were issued. The consolidated statement of operations includes interest expense of $10,800 and $9,000 for the year ended December 31, 2019 and 2018, respectively. At December 31, 2019 and 2018, the carrying amount of the Note is $64,200 (face value of $64,200 less $0 unamortized discount) and $54,000 (face value of $54,000 less $0 unamortized discount), respectively.

On May 10, 2018, the Company entered into a Side Letter Agreement (“Note”) with Jordan Turk to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $35,000 issued by the Company on May 9, 2018. The issue price of the Note is $35,000 with a face value of $42,000 and the Note has an original maturity date of December 31, 2018 which is subject to automatic renewal. On September 30, 2019, the Company and Jordan Turk entered into an Agreement to change the original maturity date of the Note to December 31, 2021. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2022. The outstanding face value of the Note shall increase by another 20% on January 1, 2023 and again on each one year anniversary of the Note until the Note has been paid in full. The consolidated statement of operations includes interest expense of $8,400 and $7,000 for the year ended December 31, 2019 and 2018, respectively. At December 31, 2019 and 2018, the carrying amount of the Note is $50,400 (face value of $50,400 less $0 unamortized discount) and $42,000 (face value of $42,000 less $0 unamortized discount), respectively.

On September 13, 2018, the Company entered into a Side Letter Agreement (“Note”) with Jordan Turk to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $40,000 issued by the Company during the period of July 10 to September 13, 2018. The issue price of the Note is $40,000 with a face value of $48,000 and the Note has an original maturity date of December 31, 2018 which is subject to automatic renewal. On September 30, 2019, the Company and Jordan Turk entered into an Agreement to change the original maturity date of the Note to December 31, 2021. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2022. The outstanding face value of the Note shall increase by another 20% on January 1, 2023 and again on each one year anniversary of the Note until the Note has been paid in full. The consolidated statement of operations includes interest expense of $9,600 and $8,000 for the year ended December 31, 2019 and 2018, respectively. At December 31, 2019 and 2018, the carrying amount of the Note is $57,600 (face value of $57,600 less $0 unamortized discount) and $48,000 (face value of $48,000 less $0 unamortized discount), respectively.

On January 31, 2019, the Company entered into a Side Letter Agreement (“Note”) with Stuart Turk to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $106,968 issued by the Company during the period of January 3, 2018 to December 28, 2018. The issue price of the Note is $106,968 with a face value of $128,362 and the Note has an original maturity date of December 31, 2019 which is subject to automatic renewal. On September 30, 2019, the Company and Stuart Turk entered into an Agreement to change the original maturity date of the Note to December 31, 2021. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2022. The outstanding face value of the Note shall increase by another 20% on January 1, 2023 and again on each one year anniversary of the Note until the Note has been paid in full. The consolidated statement of operations includes interest expense of $21,394 and $0 for the year ended December 31, 2019 and 2018, respectively. At December 31, 2019 and 2018, the carrying amount of the Note is $128,362 (face value of $128,362 less $0 unamortized discount) and $0, respectively.

On January 31, 2019, the Company entered into a Side Letter Agreement (“Note”) with The Cellular Connection Ltd. to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $20,885 issued by the Company during the period of January 23, 2018 to October 16, 2018. The issue price of the Note is $20,885 with a face value of $25,062 and the Note has an original maturity date of December 31, 2019 which is subject to automatic renewal. On September 30, 2019, the Company and The Cellular Connection Ltd. entered into an Agreement to change the original maturity date of the Note to December 31, 2021. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2022. The outstanding face value of the Note shall increase by another 20% on January 1, 2023 and again on each one year anniversary of the Note until the Note has been paid in full. The consolidated statement of operations includes interest expense of $4,177 and $0 for the year ended December 31, 2019 and 2018, respectively. At December 31, 2019 and 2018, the carrying amount of the Note is $25,062 (face value of $25,062 less $0 unamortized discount) and $0, respectively.

NOTE 4 – NOTES PAYABLE

As of December 31, 2019 and 2018, notes payable due to Stuart Turk, Jordan Turk and The Cellular Connection Limited, a corporation controlled by Stuart Turk, totaling $48,461 and $127,853, respectively, were outstanding. The balances are non-interest bearing, unsecured and have no specified terms of repayment. During the year ended December 31, 2019, notes payable were issued for $222,615 expenses paid on behalf of the Company and $9,489 cash advanced to the Company and notes payable were repaid by the Company with $107,380 of cash and the issuance of $127,853 in non-redeemable convertible notes. On September 30, 2019, the Company issued promissory notes to settle notes payable of $76,263 (See Note 5).

NOTE 5 – PROMISSORY NOTES

As of December 31, 2019 and 2018, promissory notes totaling $255,367 (principal $249,139 and interest of $6,228) and $0, respectively, were outstanding. Promissory notes bear interest of 10% per annum, are unsecured and mature on December 31, 2021. The promissory notes were issued to settle notes payable of $76,263 and advances and accrued salary due to related party of $172,876. Included in promissory notes is principal and interest of $177,197 due to Nadav Elituv, the Company's Chief Executive Officer.

NOTE 6 – CONVERTIBLE NOTE

On March 1, 2019, the Company entered into a Securities Purchase Agreement with Firstfire Global Opportunities Fund, LLC, (“Holder”) relating to the issuance and sale of a Senior Convertible Note (the “Note”) with an original principal amount of $200,000 less an original issue discount of $20,000 and transaction costs of $5,000 bearing a 7% annual interest rate and maturing September 1, 2020 for $175,000 in cash. The Note and accrued interest, at the option of the Holder, is convertible into common shares of the Company at $0.10 per share. After 180 days after the issue date, the Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at the lessor of (i) $0.10 per share or (ii) a variable conversion price calculated at 65% of the market price defined as the lowest trading price during the ten trading day period ending on the latest trading day prior to the conversion date. The Company may prepay the Note in cash, if repaid within 90 days of date of issue, at 115% of the original principal amount plus interest, between 90 days and 120 days at 120% of the original principal amount plus interest and between 120 days and 180 days at 130% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. During the year ended December 31, 2019, the Holder converted 337,600 shares of common stock of the Company with a fair value of $208,551 to settle principal of $105,768. The conversions resulted in the settlement of derivative liabilities of $140,444 and a loss on settlement of debt of $59,378. At December 31, 2019, the Note was recorded at amortized cost of $19,752 comprised of principal of $94,232 plus accrued interest of $10,284 less debt discount of $84,764.

NOTE 7 - CONVERTIBLE PROMISSORY NOTE DERIVATIVE LIABILITY

The Senior Convertible Note with Firstfire Global Opportunities Fund, LLC with an issue date of March 1, 2019 was accounted for under ASC 815.  The variable conversion price is not considered predominantly based on a fixed monetary amount settleable with a variable number of shares due to the volatility and trading volume of the Company’s common stock. The Company’s convertible promissory note derivative liabilities have been measured at fair value at March 1, 2019, June 30, 2019 and December 31, 2019 using the binomial model.

The inputs into the binomial models are as follows:

	March 1, 2019	December 31, 2019
Closing share price	$0.07	$0.20
Conversion price	$0.0364	$0.0683
Risk free rate	2.55%	1.60%
Expected volatility	403%	294%
Dividend yield	0%	0%
Expected life	1.51 years	0.67 years
36

The fair value of the convertible promissory note derivative liability was $380,919, of which $175,000 was recorded as a debt discount and the remainder of $205,919 was recorded as initial derivative expense, and $266,989 at March 1, 2019 and December 31, 2019, respectively. During the year ended December 31, 2019, the convertible promissory note derivative liability was reduced by $140,444 for settlement of derivative liabilities due to conversion of the Note into common stock by the Holder. The increase in the fair value of the conversion option derivative liability of $26,514 is recorded as a loss in the consolidated statements of operations for the year ended December 31, 2019.

NOTE 8 – WARRANT LIABILITY

In conjunction with the issuance of the Senior Convertible Note with Firstfire Global Opportunities Fund, LLC (the “Note”) on March 1, 2019, the Company issued 1,000,000 warrants with an exercise price of $0.20 and a term of two years. The warrants are subject to down round and other anti-dilution protections. The warrant is tainted and classified as a liability as a result of the issuance of the Note since there is a possibility during the life of the warrant the Company would not have enough authorized shares available if the warrant is exercised. The Company’s warrant liability has been measured at fair value at March 1, 2019 and December 31, 2019 using the binomial model.

The inputs into the binomial models are as follows:

	March 1, 2019	December 31, 2019
Closing share price	$0.07	$0.20
Exercise price	$0.20	$0.20
Risk free rate	2.27%	1.59%
Expected volatility	364%	338%
Dividend yield	0%	0%
Expected life	2.0 years	1.17 years

The fair value of the warrant liability is $68,798, which was recorded as initial derivative expense, and $185,560 at March 1, 2019 and December 31, 2019, respectively. The increase in the fair value of the warrant liability of $116,762 is recorded as a loss in the consolidated statements of operations for the year ended December 31, 2019.

NOTE 9 – RELATED PARTY TRANSACTIONS

As of December 31, 2019, and 2018, advances and accrued salary of $17,840 and $52,671, respectively, were due to Nadav Elituv, the Company's Chief Executive Officer. The balance is non-interest bearing, unsecured and have no specified terms of repayment. During the year ended December 31, 2019, the Company issued advances due to related party of $84,163 for expenses paid on behalf of the Company, cash received of $28,455, settlement of accrued compensation of $75,600 and settlement of account payable of $11,817 and Company repaid advance due to related party with $52,542 in cash and $9,448 in shares of common stock of the Company. On September 30, 2019, the Company issued promissory notes to settle advances and accrued salary of $172,876 (See Note 5).

Employment Agreements

On July 1, 2017, the Company executed an employment agreement for the period from July 1, 2017 to June 30, 2018 with Nadav Elituv, the Chief Executive Officer of the Company whereby the Company shall pay 20 shares of Common Stock of the Company with a fair value of $926,000 ($46,300 per share).

On September 10, 2018, the Company executed an employment agreement for the period from July 1, 2018 to June 30, 2019 with Nadav Elituv, the Chief Executive Officer of the Company whereby the Company shall pay 50,000 shares of Common Stock of the Company and an annual salary of $151,200 payable monthly on the first day of each month from available funds.

On September 10, 2019, the Company executed an employment agreement for the period from July 1, 2019 to June 30, 2020 with Nadav Elituv, the Chief Executive Officer of the Company whereby the Company shall pay 50,000 shares of Common Stock of the Company and an annual salary of $151,200 payable monthly on the first day of each month from available funds. On November 1, 2019, this employment agreement was amended to include additional stock-based compensation comprising of 30,000 shares of Series A Convertible Preferred Stock. On December 20, 2019, this employment agreement was further amended to include additional stock-based compensation comprising of 873,609 shares of common stock of the Company.

Stock-based compensation – salaries expense related to these employment agreements for the year ended December 31, 2019 and 2018 is $1,762,557 and $1,410,174, respectively. Stock-based compensation – salaries expense was recognized ratably over the requisite service period.

NOTE 10 - INCOME TAXES

A reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	2019	2018
Net loss before income taxes per consolidated financial statements	$(5,676,436)	$(8,096,408)
Income tax rate	21%	21%
Income tax recovery	(1,192,100)	(1,700,300)
Non-deductible share-based payments	566,600	662,800
Non-deductible interest	33,200	22,800
Loss on settlement of debt	293,600	732,600
Initial derivative expense	57,700	—
Change in fair value of derivative expense	30,000	—
Valuation allowance change	211,000	282,100
Income tax expense (recovery)	$—	$—

The significant component of deferred income tax assets at December 31, 2019 and 2018 is as follows:

	2019	2018
Net operating loss carry-forward	$799,900	$588,900
Valuation allowance	(799,900)	(588,900)
Net deferred income tax asset	$—	$—

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

As of December 31, 2019 and 2018 the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the year ended December 31, 2019 and 2018 and no interest or penalties have been accrued as of December 31, 2019 and 2018. As of December 31, 2019 and 2018, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The tax years from 2009 and forward remain open to examination by federal and state authorities due to net operating loss and credit carryforwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

NOTE 11 – PREFERRED STOCK

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

On December 12, 2019, the Company filed a Certificate of Designation with the Delaware Secretary of State thereby designating one hundred thousand (100,000) shares as Series B Convertible Preferred Stock (“Series B Stock”). After a one year holding period, each share of Series B Stock is convertible into one thousand (1,000) shares of common stock of the Company. Series B Stock is non-voting.

On November 1, 2019, the Company issued 30,000 shares of Series A Convertible Preferred Stock valued at $33,000 ($1.10 per share) for stock-based compensation due to Nadav Elituv, the Chief Executive Officer of the Company.

On December 19, 2019, the Company issued 4,000 shares of Series B Convertible Preferred Stock at $1,520,000 ($380 per share) for services to be provided from December 19, 2019 to December 19, 2020.

Series A Stock and Series B Stock has been classified as temporary equity (outside of permanent equity) on the consolidated balance sheet at December 31, 2019 because other tainting contracts such as the convertible note and warrant potentially have inadequate available authorized shares of the Company for settlement.

NOTE 12 - STOCKHOLDERS' EQUITY

The Company is authorized to issue an aggregate of 3,000,000,000 common shares with a par value of $0.0001 per share and 1,000,000 shares of preferred stock with a par value of $0.0001 per share.

On August 20, 2018, pursuant to stockholder consent, our Board of Directors authorized an amendment (the "Amendment") to our Certificate of Incorporation, as amended, to affect a reverse stock split of the issued and outstanding shares of our common stock, par value $0.0001, on a 1 for 500 basis. We filed the Amendment with the Delaware Secretary of State on August 27, 2018. On September 7, 2018 the Financial Industry Regulatory Authority, Inc. notified us that the reverse stock split would take effect on September 10, 2018. All common stock share and per-share amounts for all periods presented in these consolidated financial statements have been adjusted retroactively to reflect the reverse stock split.

On November 5, 2019, pursuant to stockholder consent, our Board of Directors authorized an amendment (the "Amendment") to our Certificate of Incorporation, as amended, to affect a reverse stock split of the issued and outstanding shares of our common stock, par value $0.0001, on a 1 for 1,000 basis. We filed the Amendment with the Delaware Secretary of State on November 18, 2019. On December 11, 2019 the Financial Industry Regulatory Authority, Inc. notified us that the reverse stock split would take effect on December 12, 2019.

On February 7, 2018, the Company issued 50 shares of common stock valued at $190,000 ($3,800.00 per share) to settle accrued liabilities for salary of $180,000 and shares to be issued of $10,000 due to the Nadav Elituv, the Chief Executive Officer of the Company.

On May 22, 2018, the Company issued 20 shares of common stock to settle shares to be issued (stock payable) valued at $922,218, which has been recorded over the contract period ended June 30, 2018, for stock based compensation due to the Nadav Elituv, the Chief Executive Officer of the Company.

On May 22, 2018, the Company issued 23 shares of common stock valued at $57,618 ($2,250.00 per share) for accounts payable of $57,618.

On June 26, 2018, the Company issued 120 shares of common stock valued at $294,000 ($2,450 per share) for the services to be provided in a period of June 26, 2018 to December 31, 2018.

On September 10, 2018, the Company issued 20,000 shares of common stock valued at $602,000 ($30.10 per share) to the Nadav Elituv, the Chief Executive Officer of the Company for officer compensation.

On September 10, 2018, the Company issued 16,000 shares of common stock valued at $481,600 ($30.10 per share) to the Brandon Milner, a Director of the Company.

On September 10, 2018, the Company issued 18,000 shares of common stock valued at $541,800 ($30.10 per share) for the services to be provided in a period of September 10, 2018 to December 31, 2018.

On September 10, 2018, the Company issued 20,000 shares of common stock valued at $602,000 ($30.10 per share) for the services to be provided in a period of September 10, 2018 to September 10, 2019.

On September 10, 2018, the Company issued 42,000 shares of common stock valued at $1,264,200 ($30.10 per share) for the consulting services.

During the year ended December 31, 2018, the Company elected to convert $162,900 of principal and interest of non-redeemable convertible notes into 35,172 shares of common stock of the Company valued at $3,651,300. The conversions resulted in a loss on settlement of debt of $3,488,400.

On April 5, 2019, the Company issued 100 shares of common stock to settle shares to be issued for professional services (stock payable) valued at $8,000 ($80.00 per share).

On April 5, 2019, the Company issued 100 shares of common stock valued at $7,000 ($70.00 per share) for professional services.

On June 11, 2019, the Company issued 30,000 shares of common stock to settle shares to be issued (stock payable) valued at $903,000 ($30.10 per share), which has been recorded ratably over the contract period of July 1, 2018 to June 30, 2019, for stock based compensation due to Nadav Elituv, the Chief Executive Officer of the Company.

On September 10, 2019, the Company issued 50,000 shares of common stock valued at $765,000 ($15.30 per share) for stock based compensation due to Nadav Elituv, the Chief Executive Officer of the Company.

On September 19, 2019, the Company issued 24,387 shares of common stock valued at $151,200 ($6.20 per share), to fully settle salary payable, for the period July 1, 2019 to June 30, 2020, due to Nadav Elituv, the Chief Executive Officer of the Company.

On September 19, 2019, the Company issued 1,524 shares of common stock valued at $9,448 ($6.20 per share), to settle advances payable due to Nadav Elituv, the Chief Executive Officer of the Company.

On September 20, 2019, the Company issued 5,910 shares of common stock valued at $31,912 ($5.40 per share), to settle accounts payable.

On December 20, 2019, the Company issued 873,609 shares of common stock valued at $255,531 ($0.2925 per share) for stock based compensation due to Nadav Elituv, the Chief Executive Officer of the Company.

On December 20, 2019, the Company issued 2,960,059 shares of common stock valued at $865,817 ($0.2925 per share) for stock based compensation due to Directors of the Company.

During the year ended December 31, 2019, the Company issued 1,471,369 shares of common stock valued at $294,274 ($0.2000 per share) for stock based compensation.

During the year ended December 31, 2019, the Company elected to convert $12,933 of principal and interest of non-redeemable convertible notes into 354,700 shares of common stock of the Company valued at $1,351,700. The conversions resulted in a loss on settlement of debt of $1,338,767.

During the year ended December 31, 2019, the Holder of the Convertible Note elected to convert $105,768 of principal and debt discount of $97,038 into 337,600 shares of common stock of the Company with a fair value of $208,551. The conversions resulted in the settlement of derivative liabilities of $140,444 and a loss on settlement of debt of $59,378.

During the year ended December 31, 2019, the Company issued 2,230 shares of common stock for $111,500 in cash.

Shares to be issued

As at December 31, 2019 and 2018, the Company had an obligation to issue 0 shares of common stock and 11,468 shares of common stock, respectively, for stock-based compensation –salaries (see Note 9).

2015 Stock Option Plan

On April 28, 2015, the Board of Directors of the Company approved of the Company’s 2015 Stock Option Plan (the “2015 Plan”) to attract and retain the best available personnel, to provide additional incentive to employees, directors and consultants, and to promote the success of the Company's business. Pursuant to the 2015 Plan, the Board may grant incentive stock options, non-qualified stock options and stock appreciation rights to eligible persons. The maximum aggregate number of shares of common stock with respect to which awards granted under the Plan shall not exceed 1 (as adjusted for the 1-for-2,000, 1-for-500 and 1-for-1,000 reverse stock split on September 1, 2016, September 10, 2018 and December 12, 2019, respectively). On May 6, 2015, the Company filed a Registration Statement on Form S-8 (File No: 333-203889) registering the shares of common stock issuable pursuant to the 2015 Plan under the Securities Act.

NOTE 13 – SUBSEQUENT EVENTS

From January 1, 2020 to March 16, 2020, the Company elected to convert $633 of principal and interest of non-redeemable convertible notes into 6,320,000 shares of common stock of the Company with a fair value of $592,225.

From January 1, 2020 to March 12, 2020, the Holder of the Senior Convertible Note issued on March 1, 2019 elected to convert $94,232 of principal and $12,000 of interest into 2,695,000 shares of common stock of the Company with a fair value of $208,285. The Senior Convertible Note was fully repaid on March 12, 2020.

From January 1, 2020 to March 16, 2020, the Company issued 8,000,0000 shares of common stock for stock based compensation due to officer and directors with a fair value of $660,000.

From January 1, 2020 to March 16, 2020, the Company issued 2,500,000 shares of common stock for stock based compensation with a fair value of $112,500.

On February 3, 2020, the Company entered into a Securities Purchase Agreement with Firstfire Global Opportunities Fund, LLC, (“Holder”) relating to the issuance and sale of a Senior Convertible Note (the “Note”) with an original principal amount of $103,000 less transaction costs of $3,000 bearing a 8% annual interest rate and maturing July 31, 2021 for $100,000 in cash. After 180 days after the issue date, the Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest three trading prices during the ten trading day period ending on the latest trading day prior to the conversion date. The Company may prepay the Note in cash, if repaid within 90 days of date of issue, at 118% of the original principal amount plus interest, between 90 days and 120 days at 129% of the original principal amount plus interest, between 121 days and 180 days at 129% of the original principal amount plus interest and between 181 days and the maturity date at 175% of the original principal amount plus interest

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We have had no changes in or disagreements with our accountants. None of our principal independent accountants have resigned or declined to stand for re-election.

ITEM 9A(T). CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2019. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Based upon that evaluation, including our Chief Executive Officer and Chief Financial Officer, we have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report for the reasons discussed below.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO-2013). As a result of this assessment, management concluded that, as of December 31, 2019, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2020: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, which are included within disclosure controls and procedures, that occurred during our fiscal quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

 PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

 Our bylaws state the number of the directors of the Company shall be determined by resolution of the Board of Directors. The Board of Directors currently consists of three (3) directors who are expected to hold office until our nest meeting of the shareholders. Each director is elected at our annual meeting of shareholders and holds office until the next annual meeting of shareholders, or until his successor is elected and qualified, or his earlier death, resignation or removal. Officers are elected by and serve at the discretion of the Board of Directors.

The following table sets forth information regarding our executive officers, directors and significant employees, including their ages as of the date of this Report:

The names of our director and executive officers as of the date of this Report, their respective ages, positions, and biographies are set forth below. Our executive officers are appointed by, and serve at the discretion of, our board of directors.

Name	Age	Position(s)
Nadav Elituv	56	CEO, President., Secretary, Treasurer and Director (Principal Executive Officer)
Steven Gryfe	50	Chief Financial Officer (Principal Financial and Accounting Officer)
Ryan Wilson	44	Director
Bradley Southam	47	Director

Professional Experience

The biographies of each executive officer below contain information regarding the person’s service as an executive officer, business experience, director positions held currently or at any time during the last five years, and information regarding involvement in certain legal or administrative proceedings, if applicable.

A description of the principal occupation for the past five years and summary of the experience of the directors and officers of the Company is as follows:

Nadav Elituv, President, Secretary, Treasurer & Director

Nadav Elituv has been serving as our Chief Executive Officer, President, Secretary, Treasurer and as a member of the Board of Directors since June 2014. Since August 2008, Mr. Elituv has served as the President and Founder of Imagin8. Imagin8 is a startup and leading developer of hand and body motion-based interactive digital technologies that are designed to enhance new consumer experiences from touch-screens to floor-screens. Mr. Elituv is the results-driven leader of an innovative digital technology enterprise, for over 20 years. With a track record for building, developing and motivating high-performance teams and is an expert in high-tech systems. This includes the design and implementation of computer-vision and gesture-recognition software. Mr. Elituv has solid career experience driving strategic initiatives and meeting critical business mandates.

Steven Gryfe, Chief Financial Officer

Steven Gryfe was appointed Chief Financial Officer on June 18, 2019. Mr. Gryfe has had a career over 20 years in the technology field in the roles of sales and marketing and as Chief Operating Officer of On the Go Technologies Group (“OTG”). While at OTG Mr. Gryfe was instrumental in its growth from revenue of $91,584 in 2003 to over $30 million in 2006. Mr. Gryfe was also President and CEO of HCQ Technologies from 2008 until 2011. He has also had an active role in community serving as President and GM of Toronto Avenue Road Hockey Association.

Ryan Wilson, Director

Ryan Wilson has been serving as a member of our Board of Directors since January 31, 2019. Mr. Wilson has an extensive career in the digital field spanning more than 20 years of his career advancing digital initiatives, with a track record that speaks for itself, including digital marketing, digital strategy and digital transformation through innovation for financial services. Most recently acting as Principal Consultant for e-commerce digital innovation at msg Global Solutions, starting back in May 2017, msg specializes in SAP enterprise implementations.  Prior to that, Ryan spent over 4 years defining the digital experiences for Ontario Teachers’ Pension Plan from March 2013 to May 2017 primarily influencing leadership teams and building implementation teams for site and app development. From developer to director Mr. Wilson has been involved in all aspects of digital development. Currently focusing on technologies such as Block Chains, NLP (natural language processing), AI and machine learning, at an insurrect innovation lab.  Using design thinking methodologies and an agile approach, Mr. Wilson’s career has centered around implementing pilot projects, planning migrations, post implementation iterations, risk planning, and digital transformation. As an avid investor, Mr. Wilson focuses heavily on the Cannabis sector, and follows the big 5 producers/ cultivators closely.  With a broad knowledge for the CBD industry and a solid understanding of ancillary product lines ranging from oils to edibles.  With a focus on the future Mr. Wilson sees a bright diverse need for both CBD products and THC based offerings for medicinal/ recreational use.

Bradley Southam, Director

Bradley Southam was appointed to the Board of Directors on June 11, 2019. Mr. Southam has a career for over 19 years in the digital marketing, strategy and design services industry. Most recently he has been the owner and creative director of Linus Creative Services. Mr. Southam is the vice chair of the Cambridge Arts and culture advisory committee, and a board member of the grand river film festival. Previously Mr. Southam was creative director with “Go Motion and Design” a division of On the Go Technologies Group, which was a publicly traded company on the US OTC from 2005 to 2008. Mr. Southam follows the CBD industry and has a solid understanding of ancillary product lines, Mr. Southam sees a need for both CBD products for medicinal use.

Family Relationships

There are no family relationships between any of our officers and directors.

Significant Employees

We do not have any significant employees other than our current executive officers named in this Report.

Involvement in Certain Legal Proceedings

Our directors and executive officers have not been personally involved in any of the following events during the past ten years:

●	any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
●	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
●	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;
●	being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;
●	being subject of, or a party to, any federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any Federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
●	being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Conflicts of Interest

Investors should be aware of the following potential conflicts of interest:

●	None of our officers and directors is required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating their time among various business activities.

Board Leadership Structure and the Board’s Role in Risk Oversight

The Board of Directors currently does not have an independent Chairman. Our Chief Executive Officer acts as the Chairman of the Board. The Board determined that in the best interest of the Company the most effective leadership structure at this time is not to separate the roles of Chairman and Chief Executive Officer. A combined structure provides the Company with a single leader who represents the Company to our stockholders, regulators, business partners and other stakeholders, among other reasons set forth below. Should the Board conclude otherwise, the Board will separate the roles and appoint an independent Chairman.

●	This structure creates efficiency in the preparation of the meeting agendas and related Board materials as the Company’s Chief Executive Officer works directly with those individuals preparing the necessary Board materials and is more connected to the overall daily operations of the Company. Agendas are also prepared with the permitted input of the full Board of Directors allowing for any concerns or risks of any individual director to be discussed as deemed appropriate. The Board believes that the Company has benefited from this structure, and Mr. Elituv’s continuation in the combined role of the Acting Chairman and Chief Executive Officer is in the best interest of the stockholders.

●	The Company believes that the combined structure is necessary and allows for efficient and effective oversight, given the Company’s relatively small size, its corporate strategy and focus.

The Board of Directors does not have a specific role in risk oversight of the Company. The Chairman, President and Chief Executive Officer and other executive officers and employees of the Company provide the Board of Directors with information regarding the Company’s risks.

 Independent Directors

Our Board of Directors has determined that Ryan Wilson and Bradley Southam are “independent directors” within the meaning of NASDAQ Marketplace Rule 5605(a)(2). As of March 16, 2020, our common stock is quoted on the OTC Pinks tier of the OTC Markets.

Committees of the Board

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

Audit Committee

We do not have a separately-designated standing audit committee. The entire Board of Directors performs the functions of an audit committee, but no written charter governs the actions of the Board when performing the functions of what would generally be performed by an audit committee. The Board approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the Board reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor. Our Board of Directors, which performs the functions of an audit committee, does not have a member who would qualify as an “audit committee financial expert” within the definition of Item 407(d)(5)(ii) of Regulation S-K.

Procedure of Nominating Directors

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

The Board of Directors will consider candidates for director positions that are recommended by any of our stockholders. The recommended candidate should be submitted to us in writing addressed to 33 Davies Ave., Toronto, Ontario M4M 2A9, Canada. The recommendation shall include the following information: name of candidate; address, phone, and fax number of candidate; a statement signed by the candidate certifying that the candidate wishes to be considered for nomination to our Board of Directors and stating why the candidate believes that he or she meets the director qualification criteria and would otherwise be a valuable addition to our Board of Directors; a summary of the candidate's work experience for the prior five years and the number of shares of our stock beneficially owned by the candidate.

The Board will evaluate the recommended candidate and will determine whether or not to proceed with the candidate in accordance with our procedures. We reserve the right to change our procedures at any time to comply with the requirements of applicable laws.

Code of Ethics

 We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We will provide a copy of our Code of Ethics to any person, free of charge, upon written request to Nadav Elituv at Two Hands Corporation, 33 Davies Ave., Toronto, Ontario M4M 2A9, Canada.

ITEM 11. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Nadav Elituv, Principal Executive Officer, President, Chairman and Director	2019	$151,200 (2) (3)	$—	$1,762,557 (3)	$—	$—	$—	$—	$1,913,757
	2018	$75,600 (4)	$—	$1,410,174 (3)	$—	$—	$—	$—	$1,485,774
Steven Gryfe, Chief Executive Officer (1)	2019	$—	$—	$289,008 (3)	$—	$—	$—	$—	$289,008
	2018	$—	$—	$—	$—	$—	$—	$—	$—

(1)	Mr. Gryfe was appointed as Chief Financial Officer on June 18, 2019.
(2)	On September 19, 2019, the Company issued 24,387 shares of common stock valued at $151,200 ($6.20 per share), to fully settle salary payable, for the period July 1, 2019 to June 30, 2020, due to Nadav Elituv.
(3)	No shares of common stock of the Company have been sold by the Officers other than reported on Form 4, Statement of Changes of Beneficial Ownership of Securities, filed with the Securities Exchange Commission and remain in book-entry held by the Company’s transfer agent.
(4)	On September 30, 2019, $37,800 of salary payable due to Nadav Elituv was settled by the issuance of a promissory note. See Note 5 of the Notes to Consolidated Financial Statements.

Stock Option Grants

We have not granted any stock options to the executive officers or directors since our inception.

Outstanding Equity Awards at Fiscal Year-End

At December 31, 2019, there were no unexercised options and no equity incentive plan awards for each name executive officer.

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

Employment Agreements

On July 1, 2016, the Company executed an employment agreement for the period from July 1, 2016 to June 30, 2017 with Nadav Elituv, the Chief Executive Officer of the Company whereby the Company shall pay 0.015 shares of Common Stock of the Company with a fair value of $1,500 ($100,000 per share) and an annual salary of $360,000 payable monthly on the first day of each month from available funds.

On July 1, 2017, the Company executed an employment agreement for the period from July 1, 2017 to June 30, 2018 with Nadav Elituv, the Chief Executive Officer of the Company whereby the Company shall pay 20 shares of Common Stock of the Company with a fair value of $926,000 ($46,300 per share).

On September 10, 2018, the Company executed an employment agreement for the period from July 1, 2018 to June 30, 2019 with Nadav Elituv, the Chief Executive Officer of the Company whereby the Company shall pay 50,000 shares of Common Stock of the Company and an annual salary of $151,200 payable monthly on the first day of each month from available funds.

On September 10, 2019, the Company executed an employment agreement for the period from July 1, 2019 to June 30, 2020 with Nadav Elituv, the Chief Executive Officer of the Company whereby the Company shall pay 50,000 shares of Common Stock of the Company and an annual salary of $151,200 payable monthly on the first day of each month from available funds. On November 1, 2019, this employment agreement was amended to include additional stock-based compensation comprising of 30,000 shares of Series A Convertible Preferred Stock. On December 20, 2019, this employment agreement was further amended to include additional stock-based compensation comprising of 873,609 shares of common stock of the Company.

COMPENSATION OF DIRECTORS

The following table summarizes compensation paid to all of our directors who were not our named executive officers during the fiscal year ended December 31, 2019:

Name	Fees Earned of Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Ryan Wilson, Director	$—	$287,820	$—	$—	$287,820
Bradley Southam, Director	$—	$288,989	$—	$—	$288,989

On December 20, 2019, the Company issued 983,999 shares of common stock valued at $287,820 ($0.2925 per share) to the Ryan Wilson, a Director of the Company and 987,997 shares of common stock valued at $288,989 ($0.2925 per share) to the Bradley Southam, Director of the Company.

DIRECTOR COMPENSATION

We did not provide any cash compensation to directors for their service as directors during the last fiscal year.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During the fiscal year ended December 31, 2019, Nadav Elituv, Ryan Wilson, Bradley Southam and Brandon Milner served as our directors. We do not have a separately standing compensation committee and our board of directors did not perform similar functions as there was no executive compensation paid from our inception on April 3, 2009 through the end of our most recently completed fiscal year ended December 31, 2019. Our board of directors performs the functions of a compensation committee, however as of date of this Report, the board of directors have not have any set compensation.

During the fiscal year ended December 31, 2019, none of our executive officers:

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of March 16, 2020, as to shares of our shares of common stock beneficially owned by: (1) each person who is known by us to own beneficially more than 5% of our shares of common stock, (2) our named executive officer listed in the summary compensation table, (3) each of our directors and (4) all of our directors and executive officers as a group.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

	Common Stock		Series A Convertible Preferred Stock
Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage of Class (2)	Number of Shares Beneficially Owned	Percentage of Class (3)

Nadav Elituv, Chief Executive Officer and Director	33,000,000 (4)	59.16%	30,000 (5)	100%

Ryan Wilson, Director	3,000,000	11.64%	0	-

Bradley Southam, Director	3,000,000	11.64%	0	-

Steven Gryfe, CFO	3,000,000	11.64%	0	-

All directors and executive officers (4 persons)	42,000,000 (4)	75.29%	30,000	100%

Notes:

(1)	Unless otherwise noted, the address of the reporting person is c/o Two Hands Corporation, 33 Davies Ave., Toronto, Ontario M4M 2A9, Canada.

(2)	Based on 25,782,340 shares of common stock outstanding as of March 16, 2020 and shares of common stock that the reporting person has the right to acquire within 60 days from the date thereof.

(3)	Based on 30,000 shares of Series A Convertible Preferred Stock outstanding as of March 16, 2020.

(4)	Includes 30,000,000 shares of common stock issuable up on the conversion of 30,000 shares of Series A Convertible Preferred Stock. Each share of our Series A Convertible Preferred Stock converts into 1,000 shares of our common stock.

(5)	Holders of our Series A Convertible Preferred Stock have such number of votes as is determined by multiplying: (a) the number of shares of Series A Convertible Preferred Stock held by such holder; (b) 1,000 (number which each share of our Series A Convertible Preferred Stock converts into our common stock); and (c) 100. Accordingly, on any shareholders vote, Nadav Elituv has a total of 3,003,000,000 votes, and greater than 99% of the issued and outstanding voting stock of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

On April 28, 2015, the Board of Directors of the Company approved of the Company’s 2015 Stock Option Plan (the “2015 Plan”) to attract and retain the best available personnel, to provide additional incentive to employees, directors and consultants, and to promote the success of the Company's business. Pursuant to the 2015 Plan, the Board may grant incentive stock options, non-qualified stock options and stock appreciation rights to eligible persons. The maximum aggregate number of shares of common stock with respect to which awards granted under the Plan shall not exceed 1 (as adjusted for the 1-for-2,000, 1-for-500 and 1-for-1,000 reverse stock split on September 1, 2016, September 10, 2018 and December 12, 2019, respectively). As of December 31, 2018, awards for 1 share of common stock have been granted under the 2015 Plan and awards for 1 share of common stock remain available for grant. On May 6, 2015, the Company filed a Registration Statement on Form S-8 (File No: 333-203889) registering the shares of common stock issuable pursuant to the 2015 Plan under the Securities Act.

Disclosure of Commission Position of Indemnification for Securities Act Liabilities

In accordance with the provisions in our articles of incorporation, we will indemnify an officer, director, or former officer or director, to the full extent permitted by law.

Insofar as indemnification for liabilities arising under the U.S. Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the U.S. Securities Act and is, therefore, unenforceable.  In the event that a claim for indemnification against such liabilities (other than the payment by us of expenses incurred or paid by a director, officer or controlling person of us in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the U.S. Securities Act and will be governed by the final adjudication of such issue.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Our Policy Concerning Transactions with Related Persons

Under Item 404 of SEC Regulation S-K, a related person transaction is any actual or proposed transaction, arrangement or relationship or series of similar transactions, arrangements or relationships, including those involving indebtedness not in the ordinary course of business, to which we or our subsidiaries were or are a party, or in which we or our subsidiaries were or are a participant, in which the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years and in which any of our directors, nominees for director, executive officers, beneficial owners of more than 5% of any class of our voting securities (a “significant shareholder”), or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest.

We recognize that transactions between us and any of our Directors or Executives or with a third party in which one of our officers, directors or significant shareholders has an interest can present potential or actual conflicts of interest and create the appearance that our decisions are based on considerations other than the best interests of our Company and stockholders.

The Board of Directors is charged with responsibility for reviewing, approving and overseeing any transaction between the Company and any related person (as defined in Item 404 of Regulation S-K), including the propriety and ethical implications of any such transactions, as reported or disclosed to the Committee by the independent auditors, employees, officers, members of the Board of Directors or otherwise, and to determine whether the terms of the transaction are not less favorable to us than could be obtained from an unaffiliated party.

Transactions

As of December 31, 2019 and 2018, advances of $17,840 and $52,671, respectively, were due to Nadav Elituv, the Company's Chief Executive Officer. The balance is non-interest bearing, unsecured and have no specified terms of repayment. The advances were used to pay for operational costs and services.

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

Director Independence

Our Board of Directors has determined that Ryan Wilson and Bradley Southam are “independent directors” within the meaning of NASDAQ Marketplace Rule 5605(a)(2). As of the of this Report, our common stock is quoted on the OTC Pinks tier of the OTC Markets.

Indemnification

In accordance with the provisions in our Certificate of Incorporation, we will indemnify an officer, director, or former officer or director, to the full extent permitted by law.

Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended (the “Act”) may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.  In the event that a claim for indemnification against such liabilities (other than the payment by us of expenses incurred or paid by a director, officer or controlling person of us in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fees related to services performed by Sadler, Gibb & Associates, LLC for the years ended December 31, 2019 and 2018 were as follows:

	2019	2018
Audit Fees	$46,275	$24,000
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$46,275	$24,000

Pre-Approval Policies

The Board's policy is to pre-approve all audit services and all non-audit services before they commence, including the fees and terms thereof, to be provided by our independent auditor. All of the services provided during the fiscal year ended December 31, 2019 were pre-approved. No audit, review or attest services were approved in accordance with Section 2-01(c)(7)(i)(C) of Regulation S-X during the fiscal year ended December 31, 2019.

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

a. The following documents are filed as part of this annual report on Form 10-K:

1. FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2019 and 2018

Consolidated Statements of Operations for the years ended December 31, 2019 and 2018

Consolidated Statement of Stockholders' Deficit for the years ended December 31, 2019 and 2018

Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018

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

TWO HANDS CORPORATION

Dated: March 27, 2020	By: /s/ Nadav Elituv Name: Nadav Elituv Title: President, Chief Executive Officer and Director (Principal Executive Officer)

Dated: March 27, 2020	By: /s/ Steven Gryfe Name: Steven Gryfe Title: Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

By: /s/ Nadav Elituv Nadav Elituv	President, Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2020

By: /s/ Steven Gryfe Steven Gryfe	Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2020

By: /s/ Ryan Wilson Ryan Wilson	Director	March 27, 2020

By: /s/ Bradley Southam Bradley Southam	Director	March 27, 2020

