Form 10-Q
period 2020-03-31
Two Hands Corp
filed 2020-05-15
CIK 1494413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 13, 2020, the issuer had 76,893,451 shares of its common stock issued and outstanding, par value $0.0001 per share.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains "forward-looking statements" that involve risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in our Form 10-K filed on March 27, 2020, and other filings we make with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

The following discussion and analysis of financial condition and results of operations is based upon and should be read in conjunction with our audited financial statements and related notes thereto included elsewhere in this report, and in our Form 10-K filed on March 27, 2020.

2

TWO HANDS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2020

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

TWO HANDS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
ASSETS	(Unaudited)

Current assets
Cash	$1,985	$293
Taxes receivable	9,696	9,250
Prepaid expense	1,308,391	1,759,481
Total current assets	1,320,072	1,769,024

Property and equipment, net	3,699	2,697

Total assets	$1,323,771	$1,771,721

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$79,611	$65,888
Non-redeemable convertible notes, net	68,731	66,078
Due to related party	25,409	17,840
Notes payable	73,723	48,461
Convertible note, net	—	19,752
Derivative liabilities	313,868	452,549
Total current liabilities	561,342	670,568
Long-term liabilities
Convertible note, net	1,423	—
Promissory note	80,077	78,170
Promissory notes - related party	181,519	177,197
Non-redeemable convertible notes, net	694,790	661,885
Total long-term liabilities	957,809	917,252

Total liabilities	1,519,151	1,587,820

Commitments and Contingencies	—	—

Temporary equity
Series A convertible preferred stock; $0.01 par value; 200,000 shares authorized, 30,000 and 0 shares issued and outstanding, respectively	33,000	33,000
Series B convertible preferred stock; $0.01 par value; 100,000 shares authorized, 4,000 and 0 shares issued and outstanding, respectively	1,520,000	1,520,000
Total temporary equity	1,553,000	1,553,000

Stockholder's deficit
Preferred stock; $0.001 par value; 1,000,000 shares authorized, 0 issued and outstanding	—	—
Common stock; $0.0001 par value; 3,000,000,000 shares authorized, 35,782,340 and 6,267,340 shares issued and outstanding, respectively	3,579	627
Additional paid-in capital	38,927,637	36,857,580
Accumulated deficit	(40,679,596)	(38,227,306)
Total stockholders' deficit	(1,748,380)	(1,369,099)

Total liabilities and stockholders' deficit	$1,323,771	$1,771,721

The accompanying footnotes are an integral part of these financial statements.

TWO HANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended March 31,
	2020	2019

Sales	$—	$—

Operating expenses
General and administrative	1,867,003	591,830
Total expenses	1,867,003	591,830

Loss from operations	(1,867,003)	(591,830)

Other income (expense)
Amortization of debt discount and interest expense	(30,610)	(29,805)
Loss on settlement of debt	(639,690)	(737,100)
Initial derivative expense	(100,554)	(274,717)
Change in fair value of derivative liabilities	185,567	(5,520)
Total other income (expense)	(585,287)	(1,047,142)

Net loss	$(2,452,290)	$(1,638,972)

Net loss per common share - basic and diluted	$(0.16)	$(10.53)

Weighted average number of common shares outstanding - basic and diluted	15,727,507	155,599

The accompanying footnotes are an integral part of these financial statements.

TWO HANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
For the three months ended March 31, 2020 and 2019
(Unaudited)

	Common Stock
	Shares	Amount	Shares to be Issued	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance, December 31, 2018	152,199	$16	$345,174	$31,895,258	$(32,550,870)	$(310,422)

	9,000	1	—	737,999	—	738,000
Stock issued for consulting	—	—	8,000	—	—	8,000
Stock issued for officer and director compensation	—	—	277,372	—	—	277,372
Net loss	—	—	—	—	(1,638,972)	(1,638,972)
Balance, March 31, 2019	161,199	$17	$630,546	$32,633,257	$(34,189,842)	$(926,022)

	Common Stock
	Shares	Amount	Shares to be Issued	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance, December 31, 2019	6,267,340	$627	$—	$36,857,580	$(38,227,306)	$(1,369,099)

Stock issued for conversion of non-redeemable convertible notes	6,320,000	632	—	591,592	—	592,224
Stock issued for conversion of convertible notes	2,695,000	270	—	208,015	—	208,285
Stock issued for consulting	2,500,000	250	—	112,250	—	112,500
Stock issued for officer and director compensation	18,000,000	1,800	—	1,158,200	—	1,160,000
Net loss	—	—	—	—	(2,452,290)	(2,452,290)
Balance, March 31, 2020	35,782,340	$3,579	$—	$38,927,637	$(40,679,596)	$(1,748,380)

The accompanying footnotes are an integral part of these financial statements.

TWO HANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,
	2020	2019
Cash flows from operating activities
Net loss	$(2,452,290)	$(1,638,972)
Adjustments to reconcile net loss
to cash used in operating activities
Depreciation and amortization	415	287
Amortization of prepaid expense	451,090
Stock-based compensation	1,272,502	285,372
Amortization of debt discount and interest expense	30,610	29,805
Loss on settlement of debt	639,690	737,100
Initial derivative expense	100,554	274,717
Change in fair value of derivative liabilities	(185,567)	5,520
Change in operating assets and liabilities
Taxes receivable	(446)	(2,809)
Prepaid expense	—	151,555
Accounts payable and accrued liabilities	13,720	48,090
Net cash used in operating activities	(129,722)	(109,335)

Cash flows from investing activities
Purchase of property and equipment	(1,417)	—
Net cash used in investing activities	(1,417)	—

Cash flow from financing activities
Advance by related party	19,196	33,085
Repayment of advances to related party	(11,627)	(5,179)
Proceeds from notes payable	84,144	62,239
Repayments of notes payable	(58,882)	—
Proceeds from convertible note	100,000	175,000
Net cash provided by financing activities	132,831	265,145

Net change in cash	1,692	155,810

Cash, beginning of the period	293	2,729

Cash, end of the period	$1,985	$158,539

Cash paid during the year
Interest paid	$—	$—
Income taxes paid	$—	$—

Supplemental disclosure of non-cash investing and financing activities
Issue of non-redeemable convertible notes to settle notes payable	$—	$127,853
Issue of shares to settle non-redeemable convertible notes	$592,224	$900
Issue of shares to settle convertible note	$208,285	$—
Initial debt discount from derivative	$100,000	$—
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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying financial statements of Two Hands Corporation have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the annual financial statements for the year ended December 31, 2019 of Two Hands Corporation in our Form 10-K filed on March 27, 2020.

The interim financial statements present the balance sheets, statements of operations, stockholders’ deficit and cash flows of Two Hands Corporation. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2020 and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the three months ended March 31, 2020, the Company incurred a net loss of $2,452,290 and used cash in operating activities of $129,722, and at March 31, 2020, had stockholders’ deficit of $1,748,380. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The Company will be dependent upon the raising of additional capital through placement of its common stock in order to implement its business plan. There can be no assurance that the Company will be successful in this situation. The Company is unable to predict the effect, if any, that the coronavirus COVID-19 global pandemic may have on its access to the financing markets. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might result from this uncertainty. We are currently funding our operations by way of cash advances from our Chief Executive Officer, note holders, shareholders and others; however, we do not have any oral or written agreements with them or others to loan or advance funds to us. There can be no assurances that we will be able to receive loans or advances from them or other persons in the future.

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

Software development costs are included in research and development and are expensed as incurred. FASB ASC Topic 350 Intangibles—Goodwill and Other requires that software development costs incurred subsequent to reaching technological feasibility be capitalized, if material. If the process of developing a new product or major enhancement does not include a detailed program design, technological feasibility is determined only after completion of a working model. To date, the period between achieving technological feasibility and the general availability of such software has been short, and the software development costs qualifying for capitalization have been insignificant. The Company recorded research and development expense of $0 and $0 for the three months ended March 31, 2020 and 2019, respectively.

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

NET LOSS PER SHARE

Basic net income (loss) per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period increased to include the number of additional common shares that would have been outstanding if potentially dilutive securities had been issued. At March 31, 2020 and 2019, we excluded the common stock issuable upon conversion of non-redeemable convertible notes, convertible notes, stock payable and warrants of 8,414,417,170 shares and 7,170,399,180 shares, respectively, as their effect would have been anti-dilutive. At March 31, 2020, common stock equivalents exceed authorized shares of common stock of the Company.

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

Derivative liabilities are measured at fair value on a recurring basis using Level 3 inputs.

The following table presents assets and liabilities that are measured and recognized at fair value as of March 31, 2020 on a recurring basis:

	Level 1	Level 2	Level 3
Description	$	$	$
Derivative liabilities	-	-	313,868

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

NOTE 3 – NON-REDEEMABLE CONVERTIBLE NOTES

On June 10, 2014, the Company agreed to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable issued to The Cellular Connection Ltd. during the period from February 22, 2013 to June 10, 2014 with a total carrying value $42,189. The issue price of the Note is $42,189 with a face value of $54,193 and the Note has an original maturity date of December 31, 2014 which is subject to automatic renewal. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2015. The outstanding face value of the Note shall increase by another 20% on January 1, 2016 and again on each one-year anniversary of the Note until the Note has been paid in full. During the three months ended March 31, 2020, the Company elected to convert $632 of principal and interest into 6,320,000 shares of common stock of the Company at a fixed conversion price of $0.0001 per share. These conversions resulted in a loss on debt settlement of $591,593 due to the requirement to record the share issuance at fair value on the date the shares were issued. The consolidated statement of operations includes interest expense of $93 and $586 for the three months ended March 31, 2020 and 2019, respectively. At March 31, 2020 and December 31, 2019, the carrying amount of the Note is $1,339 (face value of $1,622 less $283 unamortized discount) and $1,878 (face value of $1,878 less $0 unamortized discount), respectively.

On September 1, 2016, Doug Clark, former Chief Executive Officer and related party, assigned the Side Letter Agreement (“Note”) dated June 10, 2014 with a total carrying value $382,016 to DC Design Inc. (“DC Design”). On September 1, 2016, the Company entered into an amended Side Letter Agreement with DC Design to amend and add certain terms to the Side Letter Agreement and advances from the period from June 25, 2014 to December 24, 2014. Under the terms of the amended Side Letter Agreement, the issue price of the Note is $174,252 with an interest rate 20% per annum and an original maturity date of December 31, 2017 which is subject to automatic renewal. In addition, on September 30, 2019, the Company and DC Design entered into an Agreement to change the original maturity date of the Note to December 31, 2021. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.003 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2022. The outstanding face value of the Note shall increase by another 20% on January 1, 2023 and again on each one-year anniversary of the Note until the Note has been paid in full. The consolidated statement of operations includes interest expense of $1,372 and $1,130 for the three months ended March 31, 2020 and 2019. At March 31, 2020 and December 31, 2019, the carrying amount of the Note is $28,876 (face value of $33,010 less $4,134 unamortized discount) and $27,508 (face value of $27,508 less $0 unamortized discount), respectively.

On January 8, 2018, the Company entered into a Side Letter Agreement (“Note”) with The Cellular Connection Ltd., to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $14,930 issued by the Company during the period of June 2014 and December 2017. The issue price of the Note is $14,930 with a face value of $17,916 and the Note has an original maturity date of December 31, 2018 which is subject to automatic renewal. On September 30, 2019, the Company and The Cellular Connection Ltd. entered into an Agreement to change the original maturity date of the Note to December 31, 2021. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2022. The outstanding face value of the Note shall increase by another 20% on January 1, 2023 and again on each one-year anniversary of the Note until the Note has been paid in full. The consolidated statement of operations includes interest expense of $1,057 and $874 for the three months ended March 31, 2020 and 2019, respectively. At March 31, 2020 and December 31, 2019, the carrying amount of the Note is $22,557 (face value of $25,799 less $3,242 unamortized discount) and $21,499 (face value of $21,499 less $0 unamortized discount), respectively.

On January 8, 2018, the Company entered into a Side Letter Agreement (“Note”) with Stuart Turk, to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $244,065 issued by the Company during the period of July 2014 and December 2017. The issue price of the Note is $244,065 with a face value of $292,878 and the Note has an original maturity date of December 31, 2018 which is subject to automatic renewal. On September 30, 2019, the Company and Stuart Turk entered into an Agreement to change the original maturity date of the Note to December 31, 2021. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2022. The outstanding face value of the Note shall increase by another 20% on January 1, 2023 and again on each one year anniversary of the Note until the Note has been paid in full. The consolidated statement of operations includes interest expense of $17,477 and $14,443 for the three months ended March 31, 2020 and 2019, respectively. At March 31, 2020 and December 31, 2019, the carrying amount of the Note is $368,930 (face value of $421,744 less $52,814 unamortized discount) and $351,454 (face value of $351,454 less $0 unamortized discount), respectively.

On April 12, 2018, the Company entered into a Side Letter Agreement (“Note”) with Jordan Turk to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $45,000 issued by the Company during the period of March 19, 2018 to April 12, 2018. The issue price of the Note is $45,000 with a face value of $54,000 and the Note has an original maturity date of December 31, 2018 which is subject to automatic renewal. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2019. The outstanding face value of the Note shall increase by another 20% on January 1, 2020 and again on each one year anniversary of the Note until the Note has been paid in full. The consolidated statement of operations includes interest expense of $3,192 and $2,663 for the three months ended March 31, 2020 and 2019, respectively. At March 31, 2020 and December 31, 2019, the carrying amount of the Note is $67,392 (face value of $77,040 less $9,648 unamortized discount) and $64,200 (face value of $64,200 less $0 unamortized discount), respectively.

On May 10, 2018, the Company entered into a Side Letter Agreement (“Note”) with Jordan Turk to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $35,000 issued by the Company on May 9, 2018. The issue price of the Note is $35,000 with a face value of $42,000 and the Note has an original maturity date of December 31, 2018 which is subject to automatic renewal. On September 30, 2019, the Company and Jordan Turk entered into an Agreement to change the original maturity date of the Note to December 31, 2021. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2022. The outstanding face value of the Note shall increase by another 20% on January 1, 2023 and again on each one year anniversary of the Note until the Note has been paid in full. The consolidated statement of operations includes interest expense of $2,506 and $2,071 for the three months ended March 31, 2020 and 2019, respectively. At March 31, 2020 and December 31, 2019, the carrying amount of the Note is $52,906 (face value of $60,480 less $7,574 unamortized discount) and $50,400 (face value of $50,400 less $0 unamortized discount), respectively.

On September 13, 2018, the Company entered into a Side Letter Agreement (“Note”) with Jordan Turk to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $40,000 issued by the Company during the period of July 10 to September 13, 2018. The issue price of the Note is $40,000 with a face value of $48,000 and the Note has an original maturity date of December 31, 2018 which is subject to automatic renewal. On September 30, 2019, the Company and Jordan Turk entered into an Agreement to change the original maturity date of the Note to December 31, 2021. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2022. The outstanding face value of the Note shall increase by another 20% on January 1, 2023 and again on each one year anniversary of the Note until the Note has been paid in full. The consolidated statement of operations includes interest expense of $2,864 and $2,367 for the three months ended March 31, 2020 and 2019, respectively. At March 31, 2020 and December 31, 2019, the carrying amount of the Note is $60,464 (face value of $69,120 less $8,656 unamortized discount) and $57,600 (face value of $57,600 less $0 unamortized discount), respectively.

On January 31, 2019, the Company entered into a Side Letter Agreement (“Note”) with Stuart Turk to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $106,968 issued by the Company during the period of January 3, 2018 to December 28, 2018. The issue price of the Note is $106,968 with a face value of $128,362 and the Note has an original maturity date of December 31, 2019 which is subject to automatic renewal. On September 30, 2019, the Company and Stuart Turk entered into an Agreement to change the original maturity date of the Note to December 31, 2021. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2022. The outstanding face value of the Note shall increase by another 20% on January 1, 2023 and again on each one year anniversary of the Note until the Note has been paid in full. The consolidated statement of operations includes interest expense of $6,383 and $3,779 for the three months ended March 31, 2020 and 2019, respectively. At March 31, 2020 and December 31, 2019, the carrying amount of the Note is $134,745 (face value of $154,034 less $19,289 unamortized discount) and $128,362 (face value of $128,362 less $0 unamortized discount), respectively.

On January 31, 2019, the Company entered into a Side Letter Agreement (“Note”) with The Cellular Connection Ltd. to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $20,885 issued by the Company during the period of January 23, 2018 to October 16, 2018. The issue price of the Note is $20,885 with a face value of $25,062 and the Note has an original maturity date of December 31, 2019 which is subject to automatic renewal. On September 30, 2019, the Company and The Cellular Connection Ltd. entered into an Agreement to change the original maturity date of the Note to December 31, 2021. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2022. The outstanding face value of the Note shall increase by another 20% on January 1, 2023 and again on each one year anniversary of the Note until the Note has been paid in full. The consolidated statement of operations includes interest expense of $1,250 and $740 for the three months ended March 31, 2020 and 2019, respectively. At March 31, 2020 and December 31, 2019, the carrying amount of the Note is $26,312 (face value of $30,075 less $3,763 unamortized discount) and $25,062 (face value of $25,062 less $0 unamortized discount), respectively.

NOTE 4 – NOTES PAYABLE

As of March 31, 2020, and December 31, 2019, notes payable due to Stuart Turk, Jordan Turk and The Cellular Connection Limited, a corporation controlled by Stuart Turk, totaling $73,723 and $48,461, respectively, were outstanding. The balances are non-interest bearing, unsecured and have no specified terms of repayment. During the three months ended March 31, 2020, notes payable were issued for $72,461 expenses paid on behalf of the Company and $11,683 cash advanced to the Company and notes payable were repaid by the Company with $58,882 of cash.

NOTE 5 – PROMISSORY NOTES

Promissory Note

As of March 31, 2020 and December 31, 2019, a promissory note of $80,077 (principal $76,263 and interest of $3,814) and $78,170 (principal $76,263 and interest of $1,907), respectively, was outstanding. The promissory note bears interest of 10% per annum, is unsecured and matures on December 31, 2021.

Promissory Notes – Related Party

As of March 31, 2020 and December 31, 2019, promissory notes – related party of $181,519 (principal $172,876 and interest of $8.643) and $177,197 (principal $172,876 and interest of $4,321), respectively, were outstanding. The promissory notes – related party bear interest of 10% per annum, are unsecured, mature on December 31, 2021 and are due to Nadav Elituv, the Company's Chief Executive Officer.

NOTE 6 – CONVERTIBLE NOTE

Firstfire Global Opportunities Fund, LLC

On March 1, 2019, the Company entered into a Securities Purchase Agreement with Firstfire Global Opportunities Fund, LLC, (“Holder”) relating to the issuance and sale of a Senior Convertible Note (the “Note”) with an original principal amount of $200,000 less an original issue discount of $20,000 and transaction costs of $5,000 bearing a 7% annual interest rate and maturing September 1, 2020 for $175,000 in cash. The Note and accrued interest, at the option of the Holder, is convertible into common shares of the Company at $0.10 per share. After 180 days after the issue date, the Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at the lessor of (i) $0.10 per share or (ii) a variable conversion price calculated at 65% of the market price defined as the lowest trading price during the ten trading day period ending on the latest trading day prior to the conversion date. The Company may prepay the Note in cash, if repaid within 90 days of date of issue, at 115% of the original principal amount plus interest, between 90 days and 120 days at 120% of the original principal amount plus interest and between 120 days and 180 days at 130% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. During the three months ended March 31, 2020, the Holder converted 2,695,000 shares of common stock of the Company with a fair value of $208,285 to settle principal and interest of $106,232 ($94,232 of principal and $12,000). The conversions resulted in the settlement of derivative liabilities of $153,668 and a loss on settlement of debt of $48,097. At March 31, 2020 and December 31, 2019, the Note was recorded at amortized cost of $0 and $19,752 (comprised of principal of $94,232 plus accrued interest of $10,284 less debt discount of $84,764), respectively. The Note was fully repaid on March 12, 2020.

Power Up Lending Group Ltd.

On February 3, 2020 the Company entered into a Securities Purchase Agreement with Power Up Lending Group Ltd. (“Holder”) relating to the issuance and sale of a Senior Convertible Note (the “Note”) with an original principal amount of $103,000 less transaction costs of $3,000 bearing a 8% annual interest rate and maturing July 31, 2021 for $100,000 in cash. After 180 days after the issue date, the Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the lowest three average trading price during the ten trading day period ending on the latest trading day prior to the conversion date. The Company may prepay the Note in cash, if repaid within 90 days of date of issue, at 118% of the original principal amount plus interest, between 91 days and 120 days at 123% of the original principal amount plus interest, between 121 days and 180 days at 129% of the original principal amount plus interest and after 181 days 175% of the original principal amount plus interest. At March 31, 2020 and December 31, 2019, the Note was recorded at amortized cost of $1,423 (comprised of principal of $103,000 plus accrued interest of $1,287 less debt discount of $102,864) and $0, respectively.

NOTE 7 - CONVERTIBLE PROMISSORY NOTE DERIVATIVE LIABILITIES

The Senior Convertible Notes with Firstfire Global Opportunities Fund, LLC and Power Up Lending Group Ltd. with an issue dates of March 1, 2019 and February 3, 2020, respectively, are accounted for under ASC 815.  The variable conversion price is not considered predominantly based on a fixed monetary amount settleable with a variable number of shares due to the volatility and trading volume of the Company’s common stock. The Company’s convertible promissory note derivative liabilities have been measured at fair value at December 31, 2019, February 3, 2020 and March 31, 2020 using the binomial model.

The inputs into the binomial models are as follows:

	December 31, 2019	February 3, 2020	March 31, 2020
Closing share price	$0.20	$0.115	$0.081
Conversion price	$0.0683	$0.0587	$0.0319
Risk free rate	1.60%	1.60%	2.40%
Expected volatility	294%	434%	312%
Dividend yield	0%	0%	0%
Expected life	0.67 years	1.49 years	1.33 years

The fair value of the convertible promissory note derivative liability related to the Note issued to Power Up Lending Group Ltd. on February 3, 2020 was $200,554, of which $100,000 was recorded as a debt discount and the remainder of $100,554 was recorded as initial derivative expense. During the three months ended March 31, 2020, the convertible promissory note derivative liability was reduced by $153,668 for settlement of derivative liabilities due to conversion of the Note into common stock by the Holder. The decrease in the fair value of the conversion option derivative liability of $62,280 and $4,385, respectively is recorded as a gain in the consolidated statements of operations for the three months ended March 31, 2020 and 2019, respectively. The fair value of the convertible promissory note derivative liabilities is $251,595 and $266,989 at March 31, 2020 and December 31, 2019, respectively.

NOTE 8 – WARRANT LIABILITY

In conjunction with the issuance of the Senior Convertible Note with Firstfire Global Opportunities Fund, LLC (the “Note”) on March 1, 2019, the Company issued 1,000,000 warrants with an exercise price of $0.20 and a term of two years. The warrants are subject to down round and other anti-dilution protections. The warrant is tainted and classified as a liability as a result of the issuance of the Note since there is a possibility during the life of the warrant the Company would not have enough authorized shares available if the warrant is exercised. The Company’s warrant liability has been measured at fair value at December 31, 2019 and March 31, 2020 using the binomial model.

The inputs into the binomial models are as follows:

	December 31, 2019	March 31, 2020
Closing share price	$0.20	$0.81
Exercise price	$0.20	$0.20
Risk free rate	1.59%	1.59%
Expected volatility	338%	301%
Dividend yield	0%	0%
Expected life	1.17 years	0.92 years

The decrease (increase) in the fair value of the warrant liability of $123,287 and $(9,905) is recorded as a gain (loss) in the consolidated statements of operations for the three months ended March 31, 2020 and 2019, respectively. The fair value of the warrant liability is $62,273 and $185,560 at March 31, 2020 and December 31, 2019, respectively.

NOTE 9 – RELATED PARTY TRANSACTIONS

As of March 31, 2020, and December 31, 2019, advances and accrued salary of $25,409 and $17,840, respectively, were due to Nadav Elituv, the Company's Chief Executive Officer. The balance is non-interest bearing, unsecured and have no specified terms of repayment. During the three months ended March 31, 2020, the Company issued advances due to related party of $14,768 for expenses paid on behalf of the Company, cash received of $4,428, and Company repaid advance due to related party with $11,627 in cash.

Employment Agreements

On September 10, 2018, the Company executed an employment agreement for the period from July 1, 2018 to June 30, 2019 with Nadav Elituv, the Chief Executive Officer of the Company whereby the Company shall pay 50,000 shares of Common Stock of the Company and an annual salary of $151,200 payable monthly on the first day of each month from available funds.

On September 10, 2019, the Company executed an employment agreement for the period from July 1, 2019 to June 30, 2020 with Nadav Elituv, the Chief Executive Officer of the Company whereby the Company shall pay 50,000 shares of Common Stock of the Company and an annual salary of $151,200 payable monthly on the first day of each month from available funds. On November 1, 2019, this employment agreement was amended to include additional stock-based compensation comprising of 30,000 shares of Series A Convertible Preferred Stock. On December 20, 2019, January 29, 2020, February 28, 2020 and March 30, 2020 the employment agreement was further amended to include additional stock-based compensation comprising of 873,609 shares, 1,000,000 shares, 1,000,000 shares and 2,500,000 shares of common stock of the Company, respectively.

Stock-based compensation – salaries expense related to these employment agreements for the three months ended March 31, 2020 and 2019 is $290,000 and $277,372, respectively. Stock-based compensation – salaries expense was recognized ratably over the requisite service period.

NOTE 10 – PREFERRED STOCK

Each share of Series A Convertible Preferred Stock (“Series A Stock”) is (i) convertible into one thousand (1,000) shares of common stock of the Company and (ii) entitled to the number of votes equal to the aggregate number of shares of common stock into which the Holder’s share of Series A Stock is convertible, multiplied by one hundred (100).

After a one year holding period, each share of Series B Convertible Preferred Stock (“Series B Stock”) is convertible into one thousand (1,000) shares of common stock of the Company. Series B Stock is non-voting.

Series A Stock and Series B Stock has been classified as temporary equity (outside of permanent equity) on the consolidated balance sheets at March 31, 2020 and December 31, 2019 because other tainting contracts such as the convertible note and warrant potentially have inadequate available authorized shares of the Company for settlement.

NOTE 11 - STOCKHOLDERS' EQUITY

The Company is authorized to issue an aggregate of 3,000,000,000 common shares with a par value of $0.0001 per share and 1,000,000 shares of preferred stock with a par value of $0.0001 per share.

From January 1, 2020 to March 31, 2020, the Company elected to convert $632 of principal and interest of non-redeemable convertible notes into 6,320,000 shares of common stock of the Company with a fair value of $592,225 resulting in a loss of extinguishment of debt of $591,593.

From January 1, 2020 to March 31, 2020, the Holder of the Senior Convertible Note issued on March 1, 2019 elected to convert $94,232 of principal and $12,000 of interest into 2,695,000 shares of common stock of the Company with a fair value of $208,285 resulting in a loss on extinguishment of debt of $48,097.

From January 1, 2020 to March 31, 2020, the Company issued 2,500,000 shares of common stock for stock-based compensation for consulting services with a fair value of $112,500.

From January 1, 2020 to March 31, 2020, the Company issued 18,000,0000 shares of common stock for stock-based compensation due to officer and directors with a fair value of $1,160,000.

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

NOTE 12 - SUBSEQUENT EVENTS

From April 1, 2020 to May 13, 2020, the Company elected to convert $1,400 of principal and interest of non-redeemable convertible notes into 14,000,000 shares of common stock of the Company with a fair value of $267,500.

From April 1, 2020 to May 13, 2020, the Company issued 6,000,000 shares of common stock for stock based compensation for consulting services with a fair value of $300,000.

From April 1, 2020 to May 13, 2020, the Company issued 8,000,000 shares of common stock for stock based compensation due to officer and directors with a fair value of $176,800.

On April 14, 2020, the Company issued 2,000,000 shares of common stock with a fair value of $111,800 to fully settle the 1,000,000 warrants issued in conjunction with the issuance of the Senior Convertible Note with Firstfire Global Opportunities Fund, LLC on March 1, 2019. The issue of the shares resulting in a loss on settlement of warrant liability of $70,299.

On May 7, 2020, The Company issued 11,111,111 shares of common stock with a fair value of $200,000 for a one year subscription to an online marketing platform to support the GoCart grocery delivery application.

COVID-19

The recent outbreak of the coronavirus COVID-19 has spread across the globe and is impacting worldwide economic activity. Conditions surrounding the coronavirus continue to rapidly evolve and government authorities have implemented emergency measures to mitigate the spread of the virus. The outbreak and the related mitigation measures have had and will continue to have a material adverse impact on global economic conditions as well as on the Company's business activities. The extent to which COVID-19 may impact the Company's business activities will depend on future developments, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions, business disruptions, and the effectiveness of actions taken in the Canada, United States and other countries to contain and treat the disease. These events are highly uncertain and, as such, the Company cannot determine their financial impact at this time. No adjustments have been made to the amounts reported in these condensed consolidated financial statements as a result of this matter.

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

Our Cannabis Strategy

We have discontinued our cannabis strategy.

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

GoCart Applications

The Company is set to launch the GoCart brand of grocery delivery applications in early June of this year. The GoCart Online Grocery set of applications will be rolled out in stages to meet the growing demand for online grocery delivery.

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

RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

REVENUES

Our revenue for three months ended March 31, 2020 was $0, compared to $0 the three months ended March 31, 2019.

OPERATING EXPENSES

Our operating expenses for the three months ended March 31, 2020 was $1,867,003, compared to $591,830 for the three months ended March 31, 2019, respectively. The increase in general and administrative expense is primarily due to consulting and stock-based compensation to officers and directors.

General and administrative expense includes stock-based compensation for the three months ended March 31, 2020 and 2019 which comprises of 2,500,000 and 0 shares of common stock issued valued at $112,500 and $0, respectively for consulting services.

General and administrative expense also includes stock-based compensation for the three months ended March 31, 2020 and 2019 which comprises of 18,000,000 and 0 shares of common stock issued valued at $1,160,000 and $0, respectively, for salaries and compensation for our officers and directors.

OTHER INCOME (EXPENSE)

Amortization of debt discount and interest expense for the three months ended March 31, 2020 was $30,610, compared to $29,805 for the three months ended March 31, 2020. Amortization of debt discount and interest expense relates to the issuance of non-redeemable convertible notes, convertible notes and promissory notes.

During the three months ended March 31, 2020 and 2019, the Company elected to convert $632 and $900 of principal and interest of a non-redeemable convertible note into 6,320,000 and 9,000 shares of common stock of the Company resulting in a loss on settlement of debt of $591,593 and $737,100, respectively.

The Holder of the Firstfire Global Opportunities Fund, LLC convertible note also elected to convert 2,695,000 shares of the Company with a fair value of $208,285 resulting in a loss on settlement of debt of $48,097.

Initial derivative expense of $100,554 for the three months ended March 31, 2020 represents the difference between the fair value of the total embedded derivative liability of $200,554 and the cash received of $100,000 for the convertible note issued on February 3, 2020.

Initial derivative expense of $274,717 for the three months ended March 31, 2019 represents the difference between the fair value of the total embedded derivative liability of $449,717 and the cash received of $175,000 for the convertible note issued on March 1, 2019.

During the three months ended March 31, 2020 and 2019, the change in fair value of derivative liabilities was $185,567 and $(5,520), respectively.

NET INCOME/LOSS

Our net loss for three months ended March 31, 2020 was $2,452,290, compared to $1,638,972 for the three months ended March 31, 2019, respectively. Our losses during the three months ended March 31, 2020 and 2019 are primarily due to costs associated with professional fees, our transfer agent, investor relations, stock-based compensation for salaries, loss on settlement of debt and the issuance of a convertible notes on March 1, 2020 and February 3, 2020.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2020, we had cash of $1,985 and total liabilities of $1,519,151. Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations during the next 12 months. We are completely dependent upon the willingness of our management to fund our initial operations by way of loans from our Chief Executive Officer, shareholders and others.

The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the three months ended March 31, 2020, the Company incurred a net loss of $2,452,290 and used cash in operating activities of $129,722, and at March 31, 2020, had stockholders’ deficit of $1,748,380. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The Company’s independent registered public accounting firm, in their report on the Company’s financial statements for the year ending December 31, 2019, expressed substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty should we be unable to continue as a going concern.

Over the next 12 months we expect to expend approximately $50,000 in cash for legal, accounting and related services and an additional $300,000 in cash to implement our business plan. We hope to be able to compensate our independent contractors with stock-based compensation, which will not require us to use our cash, although there can be no assurances that we will be successful in these efforts.

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

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2020, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

From January 1, 2020 to March 31, 2020, the Company elected to convert $632 of principal and interest of non-redeemable convertible notes into 6,320,000 shares of common stock of the Company with a fair value of $592,225.

From January 1, 2020 to March 31, 2020, the Holder of the Senior Convertible Note issued on March 1, 2019 elected to convert $94,232 of principal and $12,000 of interest into 2,695,000 shares of common stock of the Company with a fair value of $208,285.

From January 1, 2020 to March 31, 2020, the Company issued 18,000,0000 shares of common stock for stock-based compensation due to officer and directors with a fair value of $1,160,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

During the quarter ended March 31, 2020, we did not have any defaults upon senior securities.

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

TWO HANDS CORPORATION

May 15, 2020	By: /s/ Nadav Elituv Nadav Elituv, President, Chief Executive Officer and Director (Principal Executive Officer)

By: /s/ Steven Gryfe Steven Gryfe, Chief Financial Officer (Principal Financial and Accounting Officer)

