Form 10-Q
period 2020-06-30
Two Hands Corp
filed 2020-08-14
CIK 1494413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 12, 2020, the issuer had 177,337,121 shares of its common stock issued and outstanding, par value $0.0001 per share.

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

2

TWO HANDS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2020

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

TWO HANDS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
ASSETS	(Unaudited)

Current assets
Cash	$7,889	$293
Taxes receivable	11,234	9,250
Prepaid expense	1,030,493	1,759,481
Total current assets	1,049,616	1,769,024

Property and equipment, net	4,120	2,697

Total assets	$1,053,736	$1,771,721

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$56,732	$65,888
Non-redeemable convertible notes, net	70,585	66,078
Due to related party	54,978	17,840
Notes payable	81,572	48,461
Convertible note, net	6,555	19,752
Derivative liabilities	240,103	452,549
Total current liabilities	510,525	670,568
Long-term liabilities
Promissory note	81,983	78,170
Promissory notes - related party	185,842	177,197
Non-redeemable convertible notes, net	727,719	661,885
Total long-term liabilities	995,544	917,252

Total liabilities	1,506,069	1,587,820

Commitments and Contingencies	—	—

Temporary equity
Series A convertible preferred stock; $0.01 par value; 200,000 shares authorized, 30,000 shares issued and outstanding, respectively	33,000	33,000
Series B convertible preferred stock; $0.01 par value; 100,000 shares authorized, 4,000 shares issued and outstanding, respectively	1,520,000	1,520,000
Total temporary equity	1,553,000	1,553,000

Stockholder's deficit
Preferred stock; $0.001 par value; 1,000,000 shares authorized, 0 issued and outstanding	—	—
Common stock; $0.0001 par value; 3,000,000,000 shares authorized, 90,098,315 and 6,267,340 shares issued and outstanding, respectively	9,010	627
Additional paid-in capital	40,179,020	36,857,580
Accumulated deficit	(42,193,363)	(38,227,306)
Total stockholders' deficit	(2,005,333)	(1,369,099)

Total liabilities and stockholders' deficit	$1,053,736	$1,771,721

The accompanying footnotes are an integral part of these financial statements.

TWO HANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019

Sales	$7,993	$—	$7,993	$—
Cost of goods	6,037	—	6,037	—
Gross profit	1,956	—	1,956	—

Operating expenses
General and administrative	1,195,530	621,789	3,062,533	1,213,619
Total operating expenses	1,195,530	621,789	3,062,533	1,213,619

Loss from operations	(1,193,574)	(621,789)	(3,060,577)	(1,213,619)

Other income (expense)
Amortization of debt discount and interest expense	(47,763)	(36,782)	(78,373)	(66,587)
Loss on settlement of debt	(369,693)	(259,480)	(1,009,383)	(996,580)
Initial derivative expense	(43,847)	—	(144,401)	(274,717)
Change in fair value of derivative liabilities	141,110	(99,818)	326,677	(105,338)
Total other income (expense)	(320,193)	(396,080)	(905,480)	(1,443,222)

Net loss	$(1,513,767)	$(1,017,869)	$(3,966,057)	$(2,656,841)

Net loss per common share - basic and diluted	$(0.02)	$(6.03)	$(0.09)	$(16.38)

Weighted average number of common shares outstanding - basic and diluted	68,356,633	168,765	42,042,063	162,218

The accompanying footnotes are an integral part of these financial statements.

TWO HANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
For the three and six months ended June 30, 2020 and 2019
(Unaudited)

	Common Stock
	Shares	Amount	Shares to be Issued	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance, March 31, 2020	35,782,340	$3,579	$—	$38,927,637	$(40,679,596)	$(1,748,380)

Stock issued for conversion of non-redeemable convertible notes	16,204,864	1,620	—	299,394	—	301,014
Stock issued for warrant liability settlement	2,000,000	200	—	111,600	—	111,800
Stock issued for prepaid	11,111,111	1,111	—	198,889	—	200,000
Stock issued for consulting	17,000,000	1,700	—	465,500	—	467,200
Stock issued for officer and director compensation	8,000,000	800	—	176,000	—	176,800
Net loss					(1,513,767)	(1,513,767)
Balance, June 30, 2020	90,098,315	$9,010	$—	$40,179,020	$(42,193,363)	$(2,005,333)

	Common Stock
	Shares	Amount	Shares to be Issued	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance, December 31, 2019	6,267,340	$627	$—	$36,857,580	$(38,227,306)	$(1,369,099)

Stock issued for conversion of non-redeemable convertible notes	22,524,864	2,252	—	890,986	—	893,238
Stock issued for conversion of convertible notes	2,695,000	270	—	208,015	—	208,285
Stock issued for warrant liability settlement	2,000,000	200	—	111,600	—	111,800
Stock issued for prepaid	11,111,111	1,111	—	198,889	—	200,000
Stock issued for consulting	19,500,000	1,950	—	577,750	—	579,700
Stock issued for officer and director compensation	26,000,000	2,600	—	1,334,200	—	1,336,800
Net loss					(3,966,057)	(3,966,057)
Balance, June 30, 2020	90,098,315	$9,010	$—	$40,179,020	$(42,193,363)	$(2,005,333)

	Common Stock
	Shares	Amount	Shares to be Issued	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance, March 31, 2019	161,199	$16	$630,546	$32,633,258	$(34,189,842)	$(926,022)

Common stock issued for conversion of notes	5,200	1	—	259,999	—	260,000
Stock issued for consulting	200	—	(8,000)	15,000	—	7,000
Stock issued for officer and director compensation	30,000	3	(622,546)	902,997	—	280,454
Stock issued for cash	410	—	—	20,500	—	20,500
Net loss	—	—	—	—	(1,017,869)	(1,017,869)
Balance, June 30, 2019	197,009	$20	$—	$33,831,754	$(35,207,711)	$(1,375,937)

	Common Stock
	Shares	Amount	Shares to be Issued	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance, December 31, 2018	152,199	$16	$345,174	$31,895,258	$(32,550,870)	$(310,422)

Common stock issued for conversion of notes	14,200	1	—	997,999	—	998,000
Stock issued for consulting	200	—	(8,000)	15,000	—	7,000
Stock issued for officer and director compensation	30,000	3	(337,174)	902,997	—	565,826
Stock issued for cash	410	—	—	20,500		20,500
Net loss	—	—	—	—	(2,656,841)	(2,656,841)
Balance, June 30, 2019	197,009	$20	$—	$33,831,754	$(35,207,711)	$(1,375,937)

The accompanying footnotes are an integral part of these financial statements.

TWO HANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(3,966,057)	$(2,656,841)
Adjustments to reconcile net loss
to cash used in operating activities
Depreciation and amortization	806	640
Amortization of prepaid expense	931,688	—
Stock-based compensation	1,916,500	572,826
Amortization of debt discount and interest expense	78,373	66,588
Loss on settlement of debt	1,009,383	996,580
Initial derivative expense	144,401	274,717
Change in fair value of derivative liabilities	(326,677)	105,338
Change in operating assets and liabilities
Taxes receivable	(1,984)	(5,920)
Prepaid expense	(2,700)	304,142
Accounts payable and accrued liabilities	(9,158)	101,034
Net cash used in operating activities	(225,425)	(240,896)

Cash flows from investing activities
Purchase of property and equipment	(2,229)	(1,616)
Net cash used in investing activities	(2,229)	(1,616)

Cash flow from financing activities
Advance by related party	60,954	77,226
Repayment of advances to related party	(23,815)	(20,338)
Proceeds from notes payable	122,281	94,302
Repayments of notes payable	(89,170)	(72,065)
Proceeds from convertible note	165,000	175,000
Proceeds from issuance of common stock	—	20,500
Net cash provided by financing activities	235,250	274,625

Net change in cash	7,596	32,113

Cash, beginning of the period	293	2,729

Cash, end of the period	$7,889	$34,842

Cash paid during the year
Interest paid	$—	$—
Income taxes paid	$—	$—

Supplemental disclosure of non-cash investing and financing activities
Issue of non-redeemable convertible notes to settle notes payable	$—	$127,853
Issue of shares to settle non-redeemable convertible notes	$893,238	$998,000
Issue of shares to settle shares to be issued	$—	$911,000
Issue of shares to settle convertible note	$208,285	$—
Issue of shares for prepaids	$200,000	$—
Initial debt discount from derivative	$165,000	$—
Stock issued for warrant liability	$111,800	$—
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

The GoCart online grocery delivery application was released in early June 2020.

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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2020 and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

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

GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the six months ended June 30, 2020, the Company incurred a net loss of $3,966,057 and used cash in operating activities of $225,425, and at June 30, 2020, had stockholders’ deficit of $2,005,333. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The Company will be dependent upon the raising of additional capital through placement of its common stock in order to implement its business plan. There can be no assurance that the Company will be successful in this situation. The Company is unable to predict the effect, if any, that the coronavirus COVID-19 global pandemic may have on its access to the financing markets. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might result from this uncertainty. We are currently funding our operations by way of cash advances from our Chief Executive Officer, note holders, shareholders and others; however, we do not have any oral or written agreements with them or others to loan or advance funds to us. There can be no assurances that we will be able to receive loans or advances from them or other persons in the future.

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

Software development costs are included in research and development and are expensed as incurred. FASB ASC Topic 350 Intangibles—Goodwill and Other requires that software development costs incurred subsequent to reaching technological feasibility be capitalized, if material. If the process of developing a new product or major enhancement does not include a detailed program design, technological feasibility is determined only after completion of a working model. To date, the period between achieving technological feasibility and the general availability of such software has been short, and the software development costs qualifying for capitalization have been insignificant. The Company recorded research and development expense of $0 and $0 for the six months ended June 30, 2020 and 2019, respectively.

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

NET LOSS PER SHARE

Basic net income (loss) per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period increased to include the number of additional common shares that would have been outstanding if potentially dilutive securities had been issued. At June 30, 2020 and 2019, we excluded the common stock issuable upon conversion of non-redeemable convertible notes, convertible notes, stock payable and warrants of 8,413,211,233 shares and 7,137,647,280 shares, respectively, as their effect would have been anti-dilutive. At June 30, 2020, common stock equivalents exceed authorized shares of common stock of the Company.

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

Derivative liabilities are measured at fair value on a recurring basis using Level 3 inputs.

The following table presents assets and liabilities that are measured and recognized at fair value as of June 30, 2020 on a recurring basis:

	Level 1	Level 2	Level 3
Description	$	$	$
Derivative liabilities	—	—	240,103

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

NOTE 3 – NON-REDEEMABLE CONVERTIBLE NOTES

On June 10, 2014, the Company agreed to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable issued to The Cellular Connection Ltd. during the period from February 22, 2013 to June 10, 2014 with a total carrying value $42,189. The issue price of the Note is $42,189 with a face value of $54,193 and the Note has an original maturity date of December 31, 2014 which is subject to automatic renewal. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2015. The outstanding face value of the Note shall increase by another 20% on January 1, 2016 and again on each one-year anniversary of the Note until the Note has been paid in full. During the six months ended June 30, 2020, the Company elected to convert $2,252 of principal and interest into 22,524,864 shares of common stock of the Company at a fixed conversion price of $0.0001 per share. These conversions resulted in a loss on debt settlement of $890,986 due to the requirement to record the share issuance at fair value on the date the shares were issued. The condensed consolidated statement of operations includes interest expense of $376 and $1,179 for the six months ended June 30, 2020 and 2019, respectively and $282 and $593 for the three months ended June 30, 2020 and 2019, respectively. At June 30, 2020 and December 31, 2019, the carrying amount of the Note is $0 and $1,878 (face value of $1,878 less $0 unamortized discount), respectively.

On September 1, 2016, Doug Clark, former Chief Executive Officer and related party, assigned the Side Letter Agreement (“Note”) dated June 10, 2014 with a total carrying value $382,016 to DC Design Inc. (“DC Design”). On September 1, 2016, the Company entered into an amended Side Letter Agreement with DC Design to amend and add certain terms to the Side Letter Agreement and advances from the period from June 25, 2014 to December 24, 2014. Under the terms of the amended Side Letter Agreement, the issue price of the Note is $174,252 with an interest rate 20% per annum and an original maturity date of December 31, 2017 which is subject to automatic renewal. In addition, on September 30, 2019, the Company and DC Design entered into an Agreement to change the original maturity date of the Note to December 31, 2021. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.003 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2022. The outstanding face value of the Note shall increase by another 20% on January 1, 2023 and again on each one-year anniversary of the Note until the Note has been paid in full. The condensed consolidated statement of operations includes interest expense of $2,736 and $2,274 for the six months ended June 30, 2020 and 2019, respectively and $1,368 and $1,143 for the three months ended June 30, 2020 and 2019, respectively. At June 30, 2020 and December 31, 2019, the carrying amount of the Note is $30,244 (face value of $33,010 less $2,766 unamortized discount) and $27,508 (face value of $27,508 less $0 unamortized discount), respectively.

On January 8, 2018, the Company entered into a Side Letter Agreement (“Note”) with The Cellular Connection Ltd., to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $14,930 issued by the Company during the period of June 2014 and December 2017. The issue price of the Note is $14,930 with a face value of $17,916 and the Note has an original maturity date of December 31, 2018 which is subject to automatic renewal. On September 30, 2019, the Company and The Cellular Connection Ltd. entered into an Agreement to change the original maturity date of the Note to December 31, 2021. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2022. The outstanding face value of the Note shall increase by another 20% on January 1, 2023 and again on each one-year anniversary of the Note until the Note has been paid in full. The condensed consolidated statement of operations includes interest expense of $2,138 and $1,777 for the six months ended June 30, 2020 and 2019, respectively and $1,081 and $903 for the three months ended June 30, 2020 and 2019, respectively. At June 30, 2020 and December 31, 2019, the carrying amount of the Note is $23,637 (face value of $25,799 less $2,162 unamortized discount) and $21,499 (face value of $21,499 less $0 unamortized discount), respectively.

On January 8, 2018, the Company entered into a Side Letter Agreement (“Note”) with Stuart Turk, to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $244,065 issued by the Company during the period of July 2014 and December 2017. The issue price of the Note is $244,065 with a face value of $292,878 and the Note has an original maturity date of December 31, 2018 which is subject to automatic renewal. On September 30, 2019, the Company and Stuart Turk entered into an Agreement to change the original maturity date of the Note to December 31, 2021. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2022. The outstanding face value of the Note shall increase by another 20% on January 1, 2023 and again on each one year anniversary of the Note until the Note has been paid in full. The condensed consolidated statement of operations includes interest expense of $34,953 and $29,047 for the six months ended June 30, 2020 and 2019, respectively and $17,477 and $14,604 for the three months ended June 30, 2020 and 2019, respectively. At June 30, 2020 and December 31, 2019, the carrying amount of the Note is $386,407 (face value of $421,744 less $35,337 unamortized discount) and $351,454 (face value of $351,454 less $0 unamortized discount), respectively.

On April 12, 2018, the Company entered into a Side Letter Agreement (“Note”) with Jordan Turk to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $45,000 issued by the Company during the period of March 19, 2018 to April 12, 2018. The issue price of the Note is $45,000 with a face value of $54,000 and the Note has an original maturity date of December 31, 2018 which is subject to automatic renewal. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2019. The outstanding face value of the Note shall increase by another 20% on January 1, 2020 and again on each one year anniversary of the Note until the Note has been paid in full. The condensed consolidated statement of operations includes interest expense of $6,385 and $5,356 for the six months ended June 30, 2020 and 2019, respectively and $3,192 and $2,693 for the three months ended June 30, 2020 and 2019, respectively. At June 30, 2020 and December 31, 2019, the carrying amount of the Note is $70,585 (face value of $77,040 less $6,455 unamortized discount) and $64,200 (face value of $64,200 less $0 unamortized discount), respectively.

On May 10, 2018, the Company entered into a Side Letter Agreement (“Note”) with Jordan Turk to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $35,000 issued by the Company on May 9, 2018. The issue price of the Note is $35,000 with a face value of $42,000 and the Note has an original maturity date of December 31, 2018 which is subject to automatic renewal. On September 30, 2019, the Company and Jordan Turk entered into an Agreement to change the original maturity date of the Note to December 31, 2021. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2022. The outstanding face value of the Note shall increase by another 20% on January 1, 2023 and again on each one year anniversary of the Note until the Note has been paid in full. The condensed consolidated statement of operations includes interest expense of $5,012 and $4,165 for the six months ended June 30, 2020 and 2019, respectively and $2,506 and $2,094 for the three months ended June 30, 2020 and 2019, respectively. At June 30, 2020 and December 31, 2019, the carrying amount of the Note is $55,412 (face value of $60,480 less $5,068 unamortized discount) and $50,400 (face value of $50,400 less $0 unamortized discount), respectively.

On September 13, 2018, the Company entered into a Side Letter Agreement (“Note”) with Jordan Turk to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $40,000 issued by the Company during the period of July 10 to September 13, 2018. The issue price of the Note is $40,000 with a face value of $48,000 and the Note has an original maturity date of December 31, 2018 which is subject to automatic renewal. On September 30, 2019, the Company and Jordan Turk entered into an Agreement to change the original maturity date of the Note to December 31, 2021. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2022. The outstanding face value of the Note shall increase by another 20% on January 1, 2023 and again on each one year anniversary of the Note until the Note has been paid in full. The condensed consolidated statement of operations includes interest expense of $5,728 and $4,761 for the six months ended June 30, 2020 and 2019, respectively and $2,864 and $2,393 for the three months ended June 30, 2020 and 2019, respectively. At June 30, 2020 and December 31, 2019, the carrying amount of the Note is $63,329 (face value of $69,120 less $5,791 unamortized discount) and $57,600 (face value of $57,600 less $0 unamortized discount), respectively.

On January 31, 2019, the Company entered into a Side Letter Agreement (“Note”) with Stuart Turk to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $106,968 issued by the Company during the period of January 3, 2018 to December 28, 2018. The issue price of the Note is $106,968 with a face value of $128,362 and the Note has an original maturity date of December 31, 2019 which is subject to automatic renewal. On September 30, 2019, the Company and Stuart Turk entered into an Agreement to change the original maturity date of the Note to December 31, 2021. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2022. The outstanding face value of the Note shall increase by another 20% on January 1, 2023 and again on each one year anniversary of the Note until the Note has been paid in full. The condensed consolidated statement of operations includes interest expense of $12,766 and $9,608 for the six months ended June 30, 2020 and 2019, respectively and $6,383 and $5,829 for the three months ended June 30, 2020 and 2019, respectively. At June 30, 2020 and December 31, 2019, the carrying amount of the Note is $141,128 (face value of $154,034 less $12,906 unamortized discount) and $128,362 (face value of $128,362 less $0 unamortized discount), respectively.

On January 31, 2019, the Company entered into a Side Letter Agreement (“Note”) with The Cellular Connection Ltd. to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $20,885 issued by the Company during the period of January 23, 2018 to October 16, 2018. The issue price of the Note is $20,885 with a face value of $25,062 and the Note has an original maturity date of December 31, 2019 which is subject to automatic renewal. On September 30, 2019, the Company and The Cellular Connection Ltd. entered into an Agreement to change the original maturity date of the Note to December 31, 2021. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2022. The outstanding face value of the Note shall increase by another 20% on January 1, 2023 and again on each one year anniversary of the Note until the Note has been paid in full. The condensed consolidated statement of operations includes interest expense of $2,499 and $1,882 for the six months ended June 30, 2020 and 2019, respectively and $1,250 and $1,141 for the three months ended June 30, 2020 and 2019, respectively. At June 30, 2020 and December 31, 2019, the carrying amount of the Note is $27,562 (face value of $30,075 less $2,513 unamortized discount) and $25,062 (face value of $25,062 less $0 unamortized discount), respectively.

NOTE 4 – NOTES PAYABLE

As of June 30, 2020 and December 31, 2019, notes payable due to Stuart Turk, Jordan Turk and The Cellular Connection Limited, a corporation controlled by Stuart Turk, totaling $81,572 and $48,461, respectively, were outstanding. The balances are non-interest bearing, unsecured and have no specified terms of repayment. During the six months ended June 30, 2020, notes payable were issued for $108,702 expenses paid on behalf of the Company and $13,579 cash advanced to the Company and notes payable were repaid by the Company with $89,170 of cash.

NOTE 5 – PROMISSORY NOTES

Promissory Note

As of June 30, 2020 and December 31, 2019, a promissory note of $81,983 (principal $76,263 and interest of $5,720) and $78,170 (principal $76,263 and interest of $1,907), respectively, was outstanding. The promissory note bears interest of 10% per annum, is unsecured and matures on December 31, 2021.

Promissory Notes – Related Party

As of June 30, 2020 and December 31, 2019, promissory notes – related party of $185,842 (principal $172,876 and interest of $12,966) and $177,197 (principal $172,876 and interest of $4,321), respectively, were outstanding. The promissory notes – related party bear interest of 10% per annum, are unsecured, mature on December 31, 2021 and are due to Nadav Elituv, the Company's Chief Executive Officer.

NOTE 6 – CONVERTIBLE NOTE

Firstfire Global Opportunities Fund, LLC

On March 1, 2019, the Company entered into a Securities Purchase Agreement with Firstfire Global Opportunities Fund, LLC, (“Holder”) relating to the issuance and sale of a Senior Convertible Note (the “Note”) with an original principal amount of $200,000 less an original issue discount of $20,000 and transaction costs of $5,000 bearing a 7% annual interest rate and maturing September 1, 2020 for $175,000 in cash. The Note and accrued interest, at the option of the Holder, is convertible into common shares of the Company at $0.10 per share. After 180 days after the issue date, the Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at the lessor of (i) $0.10 per share or (ii) a variable conversion price calculated at 65% of the market price defined as the lowest trading price during the ten trading day period ending on the latest trading day prior to the conversion date. The Company may prepay the Note in cash, if repaid within 90 days of date of issue, at 115% of the original principal amount plus interest, between 90 days and 120 days at 120% of the original principal amount plus interest and between 120 days and 180 days at 130% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. During the six months ended June 30, 2020, the Holder converted 2,695,000 shares of common stock of the Company with a fair value of $208,285 to settle principal and interest of $106,232 ($94,232 of principal and $12,000). The conversions resulted in the settlement of derivative liabilities of $153,668 and a loss on settlement of debt of $48,097. At June 30, 2020 and December 31, 2019, the Note was recorded at amortized cost of $0 and $19,752 (comprised of principal of $94,232 plus accrued interest of $10,284 less debt discount of $84,764), respectively. The Note was fully repaid on March 12, 2020.

Power Up Lending Group Ltd.

On February 3, 2020 the Company entered into a Securities Purchase Agreement with Power Up Lending Group Ltd. (“Holder”) relating to the issuance and sale of a Senior Convertible Note (the “Note”) with an original principal amount of $103,000 less transaction costs of $3,000 bearing a 8% annual interest rate and maturing July 31, 2021 for $100,000 in cash. After 180 days after the issue date, the Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the lowest three average trading price during the ten trading day period ending on the latest trading day prior to the conversion date. The Company may prepay the Note in cash, if repaid within 90 days of date of issue, at 118% of the original principal amount plus interest, between 91 days and 120 days at 123% of the original principal amount plus interest, between 121 days and 180 days at 129% of the original principal amount plus interest and after 181 days 175% of the original principal amount plus interest. At June 30, 2020 and December 31, 2019, the Note was recorded at amortized cost of $5,185 (comprised of principal of $103,000 plus accrued interest of $3,341 less debt discount of $101,156) and $0, respectively.

On April 14, 2020 the Company entered into a Securities Purchase Agreement with Power Up Lending Group Ltd. (“Holder”) relating to the issuance and sale of a Senior Convertible Note (the “Note”) with an original principal amount of $68,000 less transaction costs of $3,000 bearing a 8% annual interest rate and maturing October 14, 2021 for $65,000 in cash. After 180 days after the issue date, the Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the lowest three average trading price during the ten trading day period ending on the latest trading day prior to the conversion date. The Company may prepay the Note in cash, if repaid within 90 days of date of issue, at 118% of the original principal amount plus interest, between 91 days and 120 days at 123% of the original principal amount plus interest, between 121 days and 180 days at 129% of the original principal amount plus interest and after 181 days 175% of the original principal amount plus interest. At June 30, 2020 and December 31, 2019, the Note was recorded at amortized cost of $1,370 (comprised of principal of $68,000 plus accrued interest of $1,148 less debt discount of $67,778) and $0, respectively

NOTE 7 - CONVERTIBLE PROMISSORY NOTE DERIVATIVE LIABILITIES

The Senior Convertible Notes with Power Up Lending Group Ltd. with an issue dates of February 3, 2020 and April 14, 2020, respectively, are accounted for under ASC 815.  The variable conversion price is not considered predominantly based on a fixed monetary amount settleable with a variable number of shares due to the volatility and trading volume of the Company’s common stock. The Company’s convertible promissory note derivative liabilities have been measured at fair value at December 31, 2019, February 3, 2020, April 14, 2020 and June 30, 2020 using the binomial model.

The inputs into the binomial models are as follows:

	December 31, 2019	February 3. 2020	April 14, 2020	June 30, 2020
Closing share price	$0.20	$0.115	$0.0559	$0.0139
Conversion price	$0.0683	$0.0587	$0.0338	$0.0091
Risk free rate	1.60%	1.60%	2.40%	0.16%
Expected volatility	294%	434%	330%	283% - 286%
Dividend yield	0%	0%	0%	0%
Expected life	0.67 years	1.49 years	1.50 years	1.08 – 1.29 years

The fair value of the convertible promissory note derivative liability related to the Note issued to Power Up Lending Group Ltd. on February 3, 2020 and April 14, 2020 was $309,401, of which $165,000 was recorded as a debt discount and the remainder of $144,401 was recorded as initial derivative expense. During the six months ended June 30, 2020, the convertible promissory note derivative liability was reduced by $153,668 for settlement of derivative liabilities due to conversion of the Note into common stock by the Holder. The decrease (increase) in the fair value of the conversion option derivative liability of $182,618 and $(106,993), respectively is recorded as a gain in the consolidated statements of operations for the six months ended June 30, 2020 and 2019, respectively. The fair value of the convertible promissory note derivative liabilities is $240,103 and $266,989 at June 30, 2020 and December 31, 2019, respectively.

NOTE 8 – WARRANT LIABILITY

In conjunction with the issuance of the Senior Convertible Note with Firstfire Global Opportunities Fund, LLC (the “Note”) on March 1, 2019, the Company issued 1,000,000 warrants with an exercise price of $0.20 and a term of two years. The warrants are subject to down round and other anti-dilution protections. The warrant is tainted and classified as a liability as a result of the issuance of the Note since there is a possibility during the life of the warrant the Company would not have enough authorized shares available if the warrant is exercised. The Company’s warrant liability has been measured at fair value at December 31, 2019 and April 14, 2020 using the binomial model.

The inputs into the binomial models are as follows:

	December 31, 2019	April 14, 2020
Closing share price	$0.20	$0.0559
Exercise price	$0.20	$0.20
Risk free rate	1.59%	1.59%
Expected volatility	338%	310%
Dividend yield	0%	0%
Expected life	1.17 years	0.88 years

The decrease (increase) in the fair value of the warrant liability of $144,059 and $1,655 is recorded as a gain (loss) in the consolidated statements of operations for the six months ended June 30, 2020 and 2019, respectively. The fair value of the warrant liability is $0 and $185,560 at June 30, 2020 and December 31, 2019, respectively.

On April 14, 2020, the Company issued 2,000,000 shares of common stock with a fair value of $111,800 to fully settle the 1,000,000 warrants issued in conjunction with the issuance of the Senior Convertible Note with Firstfire Global Opportunities Fund, LLC on March 1, 2019. The issue of the shares resulting in a loss on settlement of warrant liability of $70,299.

NOTE 9 – RELATED PARTY TRANSACTIONS

As of June 30, 2020, and December 31, 2019, advances and accrued salary of $54,978 and $17,840, respectively, were due to Nadav Elituv, the Company's Chief Executive Officer. The balance is non-interest bearing, unsecured and have no specified terms of repayment. During the six months ended June 30, 2020, the Company issued advances due to related party of $55,758 for expenses paid on behalf of the Company, cash received of $5,195, and Company repaid advance due to related party with $23,815 in cash.

Employment Agreements

On September 10, 2018, the Company executed an employment agreement for the period from July 1, 2018 to June 30, 2019 with Nadav Elituv, the Chief Executive Officer of the Company whereby the Company shall pay 50,000 shares of Common Stock of the Company and an annual salary of $151,200 payable monthly on the first day of each month from available funds.

On September 10, 2019, the Company executed an employment agreement for the period from July 1, 2019 to June 30, 2020 with Nadav Elituv, the Chief Executive Officer of the Company whereby the Company shall pay 50,000 shares of Common Stock of the Company and an annual salary of $151,200 payable monthly on the first day of each month from available funds. On November 1, 2019, this employment agreement was amended to include additional stock-based compensation comprising of 30,000 shares of Series A Convertible Preferred Stock. On December 20, 2019, January 29, 2020, February 28, 2020, March 30, 2020 and April 30, 2020 the employment agreement was further amended to include additional stock-based compensation comprising of 873,609 shares, 1,000,000 shares, 1,000,000 shares, 2,500,000 shares and 2,000,000 shares of common stock of the Company, respectively.

Stock-based compensation – salaries expense related to these employment agreements for the six months ended June 30, 2020 and 2019 is $334,200 and $557,826, respectively. Stock-based compensation – salaries expense was recognized ratably over the requisite service period.

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

Series A Stock and Series B Stock has been classified as temporary equity (outside of permanent equity) on the consolidated balance sheets at June 30, 2020 and December 31, 2019 because other tainting contracts such as the convertible note and warrant potentially have inadequate available authorized shares of the Company for settlement.

NOTE 11 - STOCKHOLDERS' EQUITY

The Company is authorized to issue an aggregate of 3,000,000,000 common shares with a par value of $0.0001 per share and 1,000,000 shares of preferred stock with a par value of $0.0001 per share.

From January 1, 2020 to June 30, 2020, the Company elected to convert $2,252 of principal and interest of non-redeemable convertible notes into 22,524,864 shares of common stock of the Company with a fair value of $893,238 resulting in a loss of extinguishment of debt of $890,986.

From January 1, 2020 to June 30, 2020, the Holder of the Senior Convertible Note issued on March 1, 2019 elected to convert $94,232 of principal and $12,000 of interest into 2,695,000 shares of common stock of the Company with a fair value of $208,285 resulting in a loss on extinguishment of debt of $48,097.

From January 1, 2020 to June 30, 2020, the Company issued 19,500,000 shares of common stock for stock-based compensation for consulting services with a fair value of $579,700.

From January 1, 2020 to June 30, 2020, the Company issued 26,000,000 shares of common stock for stock-based compensation due to officer and directors with a fair value of $1,336,800.

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

NOTE 12 - SUBSEQUENT EVENTS

From July 1, 2020 to August 12, 2020, the Company elected to convert $1,700 of principal and interest of non-redeemable convertible notes into 17,000,000 shares of common stock of the Company with a fair value of $188,700 resulting in a loss of extinguishment of debt of $187,000.

From July 1, 2020 to August 12, 2020, the Holder of the Senior Convertible Note issued on February 3, 2020 elected to convert $47,000 of principal of interest into 7,238,806 shares of common stock of the Company with a fair value of $68,596.

From July 1, 2020 to August 12, 2020, the Company issued 33,000,000 shares of common stock for stock-based compensation for consulting services with a fair value of $351,300.

From July 1, 2020 to August 12, 2020, the Company issued 30,000,000 shares of common stock for stock-based compensation due to officer and directors with a fair value of $315,000.

Power Up Lending Group Ltd.

On July 13, 2020 the Company entered into a Securities Purchase Agreement with Power Up Lending Group Ltd. (“Holder”) relating to the issuance and sale of a Senior Convertible Note (the “Note”) with an original principal amount of $53,000 less transaction costs of $3,000 bearing a 8% annual interest rate and maturing October 14, 2021 for $50,000 in cash. After 180 days after the issue date, the Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the lowest three average trading price during the ten trading day period ending on the latest trading day prior to the conversion date. The Company may prepay the Note in cash, if repaid within 90 days of date of issue, at 118% of the original principal amount plus interest, between 91 days and 120 days at 123% of the original principal amount plus interest, between 121 days and 180 days at 129% of the original principal amount plus interest and after 181 days 175% of the original principal amount plus interest.

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

GoCart Applications

The GoCart online grocery delivery application was released in early June 2020. The GoCart Online Grocery set of applications will be rolled out in stages to meet the growing demand for online grocery delivery.

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

RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND 2019

REVENUES

Our revenue for three months ended June 30, 2020 was $7,993, compared to $0 for the three months ended June 30, 2019. Revenue comprises $4,312 from the CoCart Online Grocery application and $3,681 from the sale of computer equipment.

COST OF GOODS SOLD

Our cost of goods sold for the three months ended June 30, 2020 was $6,037, compared to $0 for the three months ended June 30, 2019. Cost of goods sold comprises of purchase of groceries and computer equipment of $2,568 and $3,469, respectively.

OPERATING EXPENSES

Our operating expenses for the three months ended June 30, 2020 was $1,195,530, compared to $621,789 for the three months ended June 30, 2019, respectively. The increase in general and administrative expense is primarily due to consulting and stock-based compensation to officers and directors.

General and administrative expense includes stock-based compensation for the three months ended June 30, 2020 and 2019 which comprises of 17,000,000 and 200 shares of common stock issued valued at $467,200 and $15,000, respectively for consulting services.

General and administrative expense also includes stock-based compensation for the three months ended June 30, 2020 and 2019 which comprises of 8,000,000 and 30,000 shares of common stock issued valued at $176,800 and $280,454, respectively, for salaries and compensation for our officers and directors.

OTHER INCOME (EXPENSE)

Amortization of debt discount and interest expense for the three months ended June 30, 2020 was $47,763, compared to $36,782 for the three months ended June 30, 2020. Amortization of debt discount and interest expense relates to the issuance of non-redeemable convertible notes, convertible notes and promissory notes.

During the three months ended June 30, 2020 and 2019, the Company elected to convert $1,620 and $520 of principal and interest of a non-redeemable convertible note into 16,204,864 and 5,200 shares of common stock of the Company resulting in a loss on settlement of debt of $299,394 and $259,480, respectively.

On April 14, 2020, the Company issued 2,000,000 shares of common stock with a fair value of $111,800 to fully settle the 1,000,000 warrants issued in conjunction with the issuance of the Senior Convertible Note with Firstfire Global Opportunities Fund, LLC on March 1, 2019. The issue of the shares resulting in a loss on settlement of warrant liability of $70,299.

Initial derivative expense of $43,847 for the three months ended June 30, 2020 represents the difference between the fair value of the total embedded derivative liability of $108,847 and the cash received of $65,000 for the convertible note issued on April 14, 2020.

During the three months ended June 30, 2020 and 2019, the gain (loss) due to the change in fair value of derivative liabilities was $141,110 and $(99,818), respectively.

NET INCOME/LOSS

Our net loss for three months ended June 30, 2020 was $1,513,767, compared to $1,017,869 for the three months ended June 30, 2019, respectively. Our losses during the three months ended June 30, 2020 and 2019 are primarily due to costs associated with professional fees, our transfer agent, investor relations, stock-based compensation for salaries, loss on settlement of debt and the issuance of a convertible notes on March 1, 2019, February 3, 2020 and April 14, 2020..

COMPARISON OF RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

REVENUES

Our revenue for six months ended June 30, 2020 was $7,993, compared to $0 the six months ended June 30, 2019. Revenue comprises $4,312 from the CoCart Online Grocery application and $3,681 from the sale of computer equipment.

COST OF GOODS SOLD

Our cost of goods sold for the six months ended June 30, 2020 was $6,037, compared to $0 for the three months ended June 30, 2019. Cost of goods sold comprises of purchase of groceries and computer equipment of $2,568 and $3,469, respectively.

OPERATING EXPENSES

Our operating expenses for the six months ended June 30, 2020 was $3,062,533, compared to $1,213,619 for the six months ended June 30, 2019, respectively. The increase in general and administrative expense is primarily due to consulting and stock-based compensation to officers and directors.

General and administrative expense includes stock-based compensation for the six months ended June 30, 2020 and 2019 which comprises of 19,500,000 and 200 shares of common stock issued valued at $579,700 and $15,000, respectively for consulting services.

General and administrative expense also includes stock-based compensation for the six months ended June 30, 2020 and 2019 which comprises of 26,000,000 and 30,000 shares of common stock issued valued at $1,336,800 and $565,826, respectively, for salaries and compensation for our officers and directors.

OTHER INCOME (EXPENSE)

Amortization of debt discount and interest expense for the six months ended June 30, 2020 was $78,373, compared to $66,587 for the six months ended June 30, 2020. Amortization of debt discount and interest expense relates to the issuance of non-redeemable convertible notes, convertible notes and promissory notes.

During the six months ended June 30, 2020 and 2019, the Company elected to convert $2,252 and $1,420 of principal and interest of a non-redeemable convertible note into 22,524,864 and 14,200 shares of common stock of the Company resulting in a loss on settlement of debt of $890,986 and $996,580, respectively.

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

Initial derivative expense of $144,401 for the six months ended June 30, 2020 represents the difference between the fair value of the total embedded derivative liability of $309,401 and the cash received of $165,000 for the convertible note issued on February 3, 2020 and April 14, 2020.

Initial derivative expense of $274,717 for the six months ended June 30, 2019 represents the difference between the fair value of the total embedded derivative liability of $449,717 and the cash received of $175,000 for the convertible note issued on March 1, 2019.

During the six months ended June 30, 2020 and 2019, the gain (loss) due to the change in fair value of derivative liabilities was $326,677 and $(105,338), respectively.

NET INCOME/LOSS

Our net loss for six months ended June 30, 2020 was $3,966,057, compared to $2,656,841 for the six months ended June 30, 2019, respectively. Our losses during the six months ended June 30, 2020 and 2019 are primarily due to costs associated with professional fees, our transfer agent, investor relations, stock-based compensation for salaries, loss on settlement of debt and the issuance of a convertible notes on March 1, 2019, February 3, 2020 and April 14, 2020.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2020, we had cash of $7,889 and total liabilities of $1,506,069. Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations during the next 12 months. We are completely dependent upon the willingness of our management to fund our initial operations by way of loans from our Chief Executive Officer, shareholders and others.

The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the six months ended June 30, 2020, the Company incurred a net loss of $3,966,057 and used cash in operating activities of $225,425, and at June 30, 2020, had stockholders’ deficit of $2,005,333. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The Company’s independent registered public accounting firm, in their report on the Company’s financial statements for the year ending December 31, 2019, expressed substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty should we be unable to continue as a going concern.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

From April 1, 2020 to June 30, 2020, the Company elected to convert $1,620 of principal and interest of non-redeemable convertible notes into 16,204,864 shares of common stock of the Company with a fair value of $301,014 resulting in a loss of extinguishment of debt of $299,394.

From April 1, 2020 to June 30, 2020, the Company issued 17,000,000 shares of common stock for stock-based compensation for consulting services with a fair value of $467,200.

From April 1, 2020 to June 30, 2020, the Company issued 8,000,000 shares of common stock for stock-based compensation due to officer and directors with a fair value of $176,800.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

During the quarter ended June 30, 2020, we did not have any defaults upon senior securities.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

On July 13, 2020 the Company entered into a Securities Purchase Agreement with Power Up Lending Group Ltd. (“Holder”) relating to the issuance and sale of a Senior Convertible Note (the “Note”) with an original principal amount of $53,000 less transaction costs of $3,000 bearing a 8% annual interest rate and maturing October 14, 2021 for $50,000 in cash. After 180 days after the issue date, the Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the lowest three average trading price during the ten trading day period ending on the latest trading day prior to the conversion date. The Company may prepay the Note in cash, if repaid within 90 days of date of issue, at 118% of the original principal amount plus interest, between 91 days and 120 days at 123% of the original principal amount plus interest, between 121 days and 180 days at 129% of the original principal amount plus interest and after 181 days 175% of the original principal amount plus interest. The foregoing descriptions of the Securities Purchase Agreement and Note and of all of the parties’ rights and obligations under the Securities Purchase Agreement and the Note are qualified in its entirety by reference to the Securities Purchase Agreement and the Note, copies of which are filed as Exhibits 10.9 and 10.10 respectively to this Quarterly Report on Form 10-Q, and of which are incorporated herein by reference.

ITEM 6. EXHIBITS

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Certificate of Incorporation, dated April 3, 2009		S-1		3.1	6/22/2010
3.2	Bylaws, dated April 3, 2009		S-1		3.2	6/22/2010
3.3	Certificate of Amendment to the Certificate of Incorporation, dated August 8, 2013		10-Q	6/30/2013	3.3	8/14/2013
4.1	Specimen Stock Certificate		S-1		4.1	6/22/2010
4.2	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, dated August 6, 2013		10-Q	6/30/2013	4.2	8/14/2013
10.1	Innovative Product Opportunities Inc. Trust Agreement		S-1		10.1	6/22/2010
10.2	Side Letter Agreement, The Cellular Connection Ltd., dated January 8, 2018		10-K	12/31/2017	10.2	3/29/2018
10.3	Side Letter Agreement, Stuart Turk, dated January 8, 2018		10-K	12/31/2017	10.3	3/29/2018
10.4	Side Letter Agreement, Jordan Turk, dated April 12, 2018		10-Q	3/31/2018	10.4	5/21/2018
10.5	Side Letter Agreement, Jordan Turk, dated May 10, 2018		10-Q	3/31/2018	10.5	5/21/2018
10.6	Side Letter Agreement, Jordan Turk, dated September 13, 2018		10-K	12/31/2018	10.6	4/1/2019
10.7	Side Letter Agreement, Cellular Connection Ltd., dated January 31, 2019		10-K	12/31/2018	10.7	4/1/2019
10.8	Side Letter Agreement, Stuart Turk, dated January 31, 2019		10-K	12/31/2018	10.8	4/1/2019
10.9	Securities Purchase Agreement, dated July 13, 2020, by and between Two Hands Corporation and Power Up Lending Group Ltd.	X
10.10	Convertible Promissory Note, dated July 13, 2020, by and between Two Hands Corporation and Power Up Lending Group Ltd.	X
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	*
101.SCH	XBRL Taxonomy Extension Schema Document	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition	*

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

TWO HANDS CORPORATION

August 14, 2020	By: /s/ Nadav Elituv Nadav Elituv, President, Chief Executive Officer and Director (Principal Executive Officer)

By: /s/ Steven Gryfe Steven Gryfe, Chief Financial Officer (Principal Financial and Accounting Officer)

