Form 10-Q
period 2020-09-30
Two Hands Corp
filed 2020-11-16
CIK 1494413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 16, 2020, the issuer had 534,825,106 shares of its common stock issued and outstanding, par value $0.0001 per share.

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

2

TWO HANDS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2020

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

TWO HANDS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
ASSETS	(Unaudited)

Current assets
Cash	$53,821	$293
Accounts and taxes receivable	51,018	9,250
Prepaid expense	663,754	1,759,481
Total current assets	768,593	1,769,024

Prepaid expense, net of current portion	218,630	—
Property and equipment, net	3,777	2,697
	222,407	2,697

Total assets	$991,000	$1,771,721

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$100,130	$65,888
Non-redeemable convertible notes, net	73,812	66,078
Due to related party	79,271	17,840
Notes payable	68,145	48,461
Convertible note, net	23,938	19,752
Derivative liabilities	301,145	452,549
Total current liabilities	646,441	670,568
Long-term liabilities
Promissory note	83,890	78,170
Promissory notes - related party	190,163	177,197
Non-redeemable convertible notes, net	751,957	661,885
Total long-term liabilities	1,026,010	917,252

Total liabilities	1,672,451	1,587,820

Commitments and Contingencies	—	—

Temporary equity
Series A convertible preferred stock; $0.01 par value; 200,000 shares authorized, 30,000 shares issued and outstanding, respectively	33,000	33,000
Series B convertible preferred stock; $0.01 par value; 100,000 shares authorized, 4,000 shares issued and outstanding, respectively	1,520,000	1,520,000
Total temporary equity	1,553,000	1,553,000

Stockholder's deficit
Preferred stock; $0.001 par value; 1,000,000 shares authorized, 0 issued and outstanding	—	—
Common stock; $0.0001 par value; 3,000,000,000 shares authorized, 382,290,351 and 6,267,340 shares issued and outstanding, respectively	38,231	627
Additional paid-in capital	41,837,691	36,857,580
Common Stock to be issued	336,000	—
Accumulated deficit	(44,446,373)	(38,227,306)
Total stockholders' deficit	(2,234,451)	(1,369,099)

Total liabilities and stockholders' deficit	$991,000	$1,771,721

The accompanying footnotes are an integral part of these financial statements.

TWO HANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019

Sales	$54,838	$—	$62,831	$—
Cost of goods	52,494	—	58,531	—
Gross profit	2,344	—	4,300	—

Operating expenses
General and administrative	1,626,144	1,200,174	4,688,678	2,413,793
Total operating expenses	1,626,144	1,200,174	4,688,678	2,413,793

Loss from operations	(1,623,800)	(1,200,174)	(4,684,378)	(2,413,793)

Other income (expense)
Amortization of debt discount and interest expense	(106,939)	(41,416)	(185,312)	(108,003)
Loss on settlement of debt	(464,351)	(131,679)	(1,473,733)	(1,128,259)
Initial derivative expense	(114,462)	—	(258,863)	(274,717)
Change in fair value of derivative liabilities	56,542	221,394	383,219	116,056
Total other income (expense)	(629,210)	48,299	(1,534,689)	(1,394,923)

Net loss	$(2,253,010)	$(1,151,875)	$(6,219,067)	$(3,808,716)

Net loss per common share - basic and diluted	$(0.01)	$(5.32)	$(0.07)	$(21.09)

Weighted average number of common shares outstanding - basic and diluted	190,493,425	216,707	91,887,054	180,581

The accompanying footnotes are an integral part of these financial statements.

TWO HANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
For the three and nine months ended September 30, 2020 and 2019
(Unaudited)

	Common Stock
	Shares	Amount	Common Stock to be Issued	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance, June 30, 2020	90,098,315	$9,010	$—	$40,179,020	$(42,193,363)	$(2,005,333)

Stock issued for conversion of non-redeemable convertible notes	90,400,000	9,040	—	446,140	—	455,180
Stock issued for conversion of convertible notes	39,792,037	3,981	—	182,931	—	186,912
Stock issued for prepaid	17,999,999	1,800	336,000	187,200	—	525,000
Stock issued for consulting	74,000,000	7,400	—	426,400	—	433,800
Stock issued for officer and director compensation	70,000,000	7,000	—	416,000	—	423,000
Net loss	—	—	—	—	(2,253,010)	(2,253,010)
Balance, September 30, 2020	382,290,351	$38,231	$336,000	$41,837,691	$(44,446,373)	$(2,234,451)

	Common Stock
	Shares	Amount	Common Stock to be Issued	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance, December 31, 2019	6,267,340	$627	$—	$36,857,580	$(38,227,306)	$(1,369,099)

Stock issued for conversion of non-redeemable convertible notes	112,924,864	11,292	—	1,337,126	—	1,348,418
Stock issued for conversion of convertible notes	42,487,037	4,251	—	390,946	—	395,197
Stock issued for warrant liability settlement	2,000,000	200	—	111,600	—	111,800
Stock issued for prepaid	29,111,110	2,911	336,000	386,089	—	725,000
Stock issued for consulting	93,500,000	9,350	—	1,004,150	—	1,013,500
Stock issued for officer and director compensation	96,000,000	9,600	—	1,750,200	—	1,759,800
Net loss	—	—	—	—	(6,219,067)	(6,219,067)
Balance, September 30, 2020	382,290,351	$38,231	$336,000	$41,837,691	$(44,446,373)	$(2,234,451)

	Common Stock
	Shares	Amount	Common Stock to be Issued	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance, June 30, 2019	197,009	$20	$—	$33,831,754	$(35,207,711)	$(1,375,937)

Stock issued for conversion of non-redeemable convertible notes	10,000	1	—	133,599	—	133,600
Stock issued for conversion of convertible notes	8,600	1	—	63,159	—	63,160
Stock issued for debt settlement	5,910	1	—	31,911	—	31,912
Stock issued for debt settlement - officer	1,524	1	—	9,447	—	9,448
Stock issued for officer and director compensation	74,387	6	—	916,194	—	916,200
Stock issued for cash	1,820	—	—	91,000	—	91,000
Net loss	—	—	—	—	(1,151,875)	(1,151,875)
Balance, September 30, 2019	299,250	$30	$—	$35,077,064	$(36,359,586)	$(1,282,492)

	Common Stock
	Shares	Amount	Common Stock to be Issued	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance, December 31, 2018	152,199	$16	$345,174	$31,895,258	$(32,550,870)	$(310,422)

Stock issued for conversion of non-redeemable convertible notes	24,200	2	—	1,131,598	—	1,131,600
Stock issued for conversion of convertible notes	8,600	1	—	63,159	—	63,160
Stock issued for consulting	200	—	(8,000)	15,000	—	7,000
Stock issued for debt settlement	5,910	1	—	31,911	—	31,912
Stock issued for debt settlement - officer	1,524	—	—	9,448	—	9,448
Stock issued for officer and director compensation	104,387	10	(337,174)	1,819,190	—	1,482,026
Stock issued for cash	2,230	—	—	111,500		111,500
Net loss	—	—	—	—	(3,808,716)	(3,808,716)
Balance, September 30, 2019	299,250	$30	$—	$35,077,064	$(36,359,586)	$(1,282,492)

The accompanying footnotes are an integral part of these financial statements.

TWO HANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(6,219,067)	$(3,808,716)
Adjustments to reconcile net loss
to cash used in operating activities
Depreciation and amortization	1,149	949
Amortization of prepaid expense	1,602,097	—
Stock-based compensation	2,773,300	1,489,026
Amortization of debt discount and interest expense	185,312	108,003
Loss on settlement of debt	1,473,733	1,128,259
Initial derivative expense	258,863	274,717
Change in fair value of derivative liabilities	(383,219)	(116,056)
Change in operating assets and liabilities
Accounts and taxes receivable	(41,785)	(8,131)
Prepaid expense	—	424,744
Accounts payable and accrued liabilities	72,059	103,487
Net cash used in operating activities	(277,558)	(403,718)

Cash flows from investing activities
Purchase of property and equipment	(2,229)	(1,616)
Net cash used in investing activities	(2,229)	(1,616)

Cash flow from financing activities
Advance by related party	79,412	93,488
Repayment of advances to related party	(55,780)	(51,253)
Proceeds from notes payable	136,853	183,644
Repayments of notes payable	(117,170)	(107,380)
Proceeds from convertible note	290,000	175,000
Proceeds from issuance of common stock	—	111,500
Net cash provided by financing activities	333,315	404,999

Net change in cash	53,528	(335)

Cash, beginning of the period	293	2,729

Cash, end of the period	$53,821	$2,394

Cash paid during the year
Interest paid	$—	$—
Income taxes paid	$—	$—

Supplemental disclosure of non-cash investing and financing activities
Stock issued to settle accounts payable and accrued liabilities	$—	$41,360
Issue of non-redeemable convertible notes to settle notes payable	$—	$127,853
Stock issued to settle non-redeemable convertible notes	$1,348,418	$1,131,600
Stock issued to settle common stock to be issued	$—	$911,000
Stock issued to settle convertible note	$395,197	$63,160
Stock issued and to be issued for prepaid expense	$725,000	$—
Initial debt discount from derivative	$290,000	$175,000
Stock issued for warrant liability	$111,800	$—
Transfer of trade accounts payable to due to related party	$—	$11,817
Transfer of accrued compensation to promissory note	$—	$103,952
Transfer of advances to promissory note	$—	$68,924
Transfer of notes payable to promissory note	$—	$76,263

The accompanying footnotes are an integral part of these financial statements.

TWO HANDS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Two Hands Corporation (the "Company") was incorporated on April 3, 2009 in the State of Delaware and established a fiscal year end of December 31.

Our business is a research and product development firm. Over the past few years we developed computer vision and gesture recognition technologies, multi-platform applications including a state of the art co-parenting application and “Two Hands Gone” a military-grade encrypted messaging service.

The Two Hands co-parenting application launched on July 2018 and the Two Hands Gone application launched In February 2019

The Company is also in the business of developing brand strategies. The Company executes and/or oversees the research, planning, pricing, creative development, tracking and deployment of all digital advertising projects needed to promote both ours and client products and services.

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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2020 and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

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

GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the nine months ended September 30, 2020, the Company incurred a net loss of $6,219,067 and used cash in operating activities of $227,558, and at September 30, 2020, had stockholders’ deficit of $2,234,451. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The Company will be dependent upon the raising of additional capital through placement of its common stock in order to implement its business plan. There can be no assurance that the Company will be successful in this situation. The Company is unable to predict the effect, if any, that the coronavirus COVID-19 global pandemic may have on its access to the financing markets. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might result from this uncertainty. We are currently funding our operations by way of cash advances from our Chief Executive Officer, note holders, shareholders and others; however, we do not have any oral or written agreements with them or others to loan or advance funds to us. There can be no assurances that we will be able to receive loans or advances from them or other persons in the future.

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

REVENUE RECOGNITION

In accordance with ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which we expect to be entitled to receive in exchange for these goods or services. The provisions of ASC 606 include a five-step process by which we determine revenue recognition, depicting the transfer of goods or services to customers in amounts reflecting the payment to which we expect to be entitled in exchange for those goods or services. ASC 606 requires us to apply the following steps: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, we satisfy the performance obligation. We recognize revenue for the sale of our products upon delivery to a customer.

RESEARCH AND DEVELOPMENT COSTS

We incurred research and development costs primarily to the development of Two Hands gone application. Research and development costs are comprised primarily of contract labor and services.

Software development costs are included in research and development and are expensed as incurred. FASB ASC Topic 350 Intangibles—Goodwill and Other requires that software development costs incurred subsequent to reaching technological feasibility be capitalized, if material. If the process of developing a new product or major enhancement does not include a detailed program design, technological feasibility is determined only after completion of a working model. To date, the period between achieving technological feasibility and the general availability of such software has been short, and the software development costs qualifying for capitalization have been insignificant. The Company recorded research and development expense of $0 and $0 for the nine months ended September 30, 2020 and 2019, respectively.

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

NET LOSS PER SHARE

Basic net income (loss) per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period increased to include the number of additional common shares that would have been outstanding if potentially dilutive securities had been issued. At September 30, 2020 and 2019, we excluded the common stock issuable upon conversion of non-redeemable convertible notes, convertible notes, stock payable and warrants of 8,432,844,041 shares and 7,215,955,081 shares, respectively, as their effect would have been anti-dilutive. At September 30, 2020, common stock equivalents exceed authorized shares of common stock of the Company.

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

Derivative liabilities are measured at fair value on a recurring basis using Level 3 inputs.

The following table presents assets and liabilities that are measured and recognized at fair value as of September 30, 2020 on a recurring basis:

	Level 1	Level 2	Level 3
Description	$	$	$
Derivative liabilities	—	—	301,145

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

NOTE 3 – NON-REDEEMABLE CONVERTIBLE NOTES

On June 10, 2014, the Company agreed to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable issued to The Cellular Connection Ltd. during the period from February 22, 2013 to June 10, 2014 with a total carrying value $42,189. The issue price of the Note is $42,189 with a face value of $54,193 and the Note has an original maturity date of December 31, 2014 which is subject to automatic renewal. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2015. The outstanding face value of the Note shall increase by another 20% on January 1, 2016 and again on each one-year anniversary of the Note until the Note has been paid in full. During the nine months ended September 30, 2020, the Company elected to convert $2,252 of principal and interest into 22,524,864 shares of common stock of the Company at a fixed conversion price of $0.0001 per share. These conversions resulted in a loss on debt settlement of $890,986 due to the requirement to record the share issuance at fair value on the date the shares were issued. The condensed consolidated statement of operations includes interest expense of $376 and $1,779 for the nine months ended September 30, 2020 and 2019, respectively and $0 and $599 for the three months ended September 30, 2020 and 2019, respectively. At September 30, 2020 and December 31, 2019, the carrying amount of the Note is $0 and $1,878 (face value of $1,878 less $0 unamortized discount), respectively.

On September 1, 2016, Doug Clark, former Chief Executive Officer and related party, assigned the Side Letter Agreement (“Note”) dated June 10, 2014 with a total carrying value $382,016 to DC Design Inc. (“DC Design”). On September 1, 2016, the Company entered into an amended Side Letter Agreement with DC Design to amend and add certain terms to the Side Letter Agreement and advances from the period from June 25, 2014 to December 24, 2014. Under the terms of the amended Side Letter Agreement, the issue price of the Note is $174,252 with an interest rate 20% per annum and an original maturity date of December 31, 2017 which is subject to automatic renewal. In addition, on September 30, 2019, the Company and DC Design entered into an Agreement to change the original maturity date of the Note to December 31, 2021. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.003 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2022. The outstanding face value of the Note shall increase by another 20% on January 1, 2023 and again on each one-year anniversary of the Note until the Note has been paid in full. The condensed consolidated statement of operations includes interest expense of $4,119 and $3,429 for the nine months ended September 30, 2020 and 2019, respectively and $1,383 and $1,156 for the three months ended September 30, 2020 and 2019, respectively. At September 30, 2020 and December 31, 2019, the carrying amount of the Note is $31,627 (face value of $33,010 less $1,383 unamortized discount) and $27,508 (face value of $27,508 less $0 unamortized discount), respectively.

On January 8, 2018, the Company entered into a Side Letter Agreement (“Note”) with The Cellular Connection Ltd., to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $14,930 issued by the Company during the period of June 2014 and December 2017. The issue price of the Note is $14,930 with a face value of $17,916 and the Note has an original maturity date of December 31, 2018 which is subject to automatic renewal. On September 30, 2019, the Company and The Cellular Connection Ltd. entered into an Agreement to change the original maturity date of the Note to December 31, 2021. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2022. The outstanding face value of the Note shall increase by another 20% on January 1, 2023 and again on each one-year anniversary of the Note until the Note has been paid in full. During the nine months ended September 30, 2020, the Company elected to convert $9,040 of principal and interest into 90,400,000 shares of common stock of the Company at a fixed conversion price of $0.0001 per share. These conversions resulted in a loss on debt settlement of $446,140 due to the requirement to record the share issuance at fair value on the date the shares were issued. The condensed consolidated statement of operations includes interest expense of $3,219 and $2,680 for the nine months ended September 30, 2020 and 2019, respectively and $1,081 and $903 for the three months ended September 30, 2020 and 2019, respectively. At September 30, 2020 and December 31, 2019, the carrying amount of the Note is $15,678 (face value of $16,759 less $1,081 unamortized discount) and $21,499 (face value of $21,499 less $0 unamortized discount), respectively.

On January 8, 2018, the Company entered into a Side Letter Agreement (“Note”) with Stuart Turk, to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $244,065 issued by the Company during the period of July 2014 and December 2017. The issue price of the Note is $244,065 with a face value of $292,878 and the Note has an original maturity date of December 31, 2018 which is subject to automatic renewal. On September 30, 2019, the Company and Stuart Turk entered into an Agreement to change the original maturity date of the Note to December 31, 2021. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2022. The outstanding face value of the Note shall increase by another 20% on January 1, 2023 and again on each one-year anniversary of the Note until the Note has been paid in full. The condensed consolidated statement of operations includes interest expense of $52,622 and $43,811 for the nine months ended September 30, 2020 and 2019, respectively and $17,669 and $14,764 for the three months ended September 30, 2020 and 2019, respectively. At September 30, 2020 and December 31, 2019, the carrying amount of the Note is $404,075 (face value of $421,744 less $17,669 unamortized discount) and $351,454 (face value of $351,454 less $0 unamortized discount), respectively.

On April 12, 2018, the Company entered into a Side Letter Agreement (“Note”) with Jordan Turk to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $45,000 issued by the Company during the period of March 19, 2018 to April 12, 2018. The issue price of the Note is $45,000 with a face value of $54,000 and the Note has an original maturity date of December 31, 2018 which is subject to automatic renewal. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2019. The outstanding face value of the Note shall increase by another 20% on January 1, 2020 and again on each one-year anniversary of the Note until the Note has been paid in full. The condensed consolidated statement of operations includes interest expense of $9,612 and $8,078 for the nine months ended September 30, 2020 and 2019, respectively and $3,228 and $2,722 for the three months ended September 30, 2020 and 2019, respectively. At September 30, 2020 and December 31, 2019, the carrying amount of the Note is $73,812 (face value of $77,040 less $3,228 unamortized discount) and $64,200 (face value of $64,200 less $0 unamortized discount), respectively.

On May 10, 2018, the Company entered into a Side Letter Agreement (“Note”) with Jordan Turk to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $35,000 issued by the Company on May 9, 2018. The issue price of the Note is $35,000 with a face value of $42,000 and the Note has an original maturity date of December 31, 2018 which is subject to automatic renewal. On September 30, 2019, the Company and Jordan Turk entered into an Agreement to change the original maturity date of the Note to December 31, 2021. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2022. The outstanding face value of the Note shall increase by another 20% on January 1, 2023 and again on each one-year anniversary of the Note until the Note has been paid in full. The condensed consolidated statement of operations includes interest expense of $7,546 and $2,117 for the nine months ended September 30, 2020 and 2019, respectively and $2,533 and $6,283 for the three months ended September 30, 2020 and 2019, respectively. At September 30, 2020 and December 31, 2019, the carrying amount of the Note is $57,947 (face value of $60,480 less $2,533 unamortized discount) and $50,400 (face value of $50,400 less $0 unamortized discount), respectively.

On September 13, 2018, the Company entered into a Side Letter Agreement (“Note”) with Jordan Turk to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $40,000 issued by the Company during the period of July 10 to September 13, 2018. The issue price of the Note is $40,000 with a face value of $48,000 and the Note has an original maturity date of December 31, 2018 which is subject to automatic renewal. On September 30, 2019, the Company and Jordan Turk entered into an Agreement to change the original maturity date of the Note to December 31, 2021. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2022. The outstanding face value of the Note shall increase by another 20% on January 1, 2023 and again on each one-year anniversary of the Note until the Note has been paid in full. The condensed consolidated statement of operations includes interest expense of $8,624 and $7,180 for the nine months ended September 30, 2020 and 2019, respectively and $2,896 and $2,420 for the three months ended September 30, 2020 and 2019, respectively. At September 30, 2020 and December 31, 2019, the carrying amount of the Note is $66,224 (face value of $69,120 less $2,896 unamortized discount) and $57,600 (face value of $57,600 less $0 unamortized discount), respectively.

On January 31, 2019, the Company entered into a Side Letter Agreement (“Note”) with Stuart Turk to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $106,968 issued by the Company during the period of January 3, 2018 to December 28, 2018. The issue price of the Note is $106,968 with a face value of $128,362 and the Note has an original maturity date of December 31, 2019 which is subject to automatic renewal. On September 30, 2019, the Company and Stuart Turk entered into an Agreement to change the original maturity date of the Note to December 31, 2021. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2022. The outstanding face value of the Note shall increase by another 20% on January 1, 2023 and again on each one-year anniversary of the Note until the Note has been paid in full. The condensed consolidated statement of operations includes interest expense of $19,219 and $15,501 for the nine months ended September 30, 2020 and 2019, respectively and $6,453 and $5,893 for the three months ended September 30, 2020 and 2019, respectively. At September 30, 2020 and December 31, 2019, the carrying amount of the Note is $147,581 (face value of $154,034 less $6,453 unamortized discount) and $128,362 (face value of $128,362 less $0 unamortized discount), respectively.

On January 31, 2019, the Company entered into a Side Letter Agreement (“Note”) with The Cellular Connection Ltd. to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $20,885 issued by the Company during the period of January 23, 2018 to October 16, 2018. The issue price of the Note is $20,885 with a face value of $25,062 and the Note has an original maturity date of December 31, 2019 which is subject to automatic renewal. On September 30, 2019, the Company and The Cellular Connection Ltd. entered into an Agreement to change the original maturity date of the Note to December 31, 2021. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2022. The outstanding face value of the Note shall increase by another 20% on January 1, 2023 and again on each one-year anniversary of the Note until the Note has been paid in full. The condensed consolidated statement of operations includes interest expense of $3,763 and $3,036 for the nine months ended September 30, 2020 and 2019, respectively and $1,250 and $1,154 for the three months ended September 30, 2020 and 2019, respectively. At September 30, 2020 and December 31, 2019, the carrying amount of the Note is $28,825 (face value of $30,075 less $1,250 unamortized discount) and $25,062 (face value of $25,062 less $0 unamortized discount), respectively.

NOTE 4 – NOTES PAYABLE

As of September 30, 2020, and December 31, 2019, notes payable due to Stuart Turk, Jordan Turk and The Cellular Connection Limited, a corporation controlled by Stuart Turk, totaling $68,145 and $48,461, respectively, were outstanding. The balances are non-interest bearing, unsecured and have no specified terms of repayment. During the nine months ended September 30, 2020, notes payable were issued for $122,227 expenses paid on behalf of the Company and $14,626 for cash advanced to the Company and notes payable were repaid by the Company with $117,170 in cash.

NOTE 5 – PROMISSORY NOTES

Promissory Note

As of September 30, 2020 and December 31, 2019, a promissory note of $83,890 (principal $76,263 and interest of $7,627) and $78,170 (principal $76,263 and interest of $1,907), respectively, was outstanding. The promissory note bears interest of 10% per annum, is unsecured and matures on December 31, 2021.

Promissory Notes – Related Party

As of September 30, 2020 and December 31, 2019, promissory notes – related party of $190,163 (principal $172,876 and interest of $17,287) and $177,197 (principal $172,876 and interest of $4,321), respectively, were outstanding. The promissory notes – related party bear interest of 10% per annum, are unsecured, mature on December 31, 2021 and are due to Nadav Elituv, the Company's Chief Executive Officer.

NOTE 6 – CONVERTIBLE NOTE

Firstfire Global Opportunities Fund, LLC

On March 1, 2019, the Company entered into a Securities Purchase Agreement with Firstfire Global Opportunities Fund, LLC, (“Holder”) relating to the issuance and sale of a Senior Convertible Note (the “Note”) with an original principal amount of $200,000 less an original issue discount of $20,000 and transaction costs of $5,000 bearing a 7% annual interest rate and maturing September 1, 2020 for $175,000 in cash. The Note and accrued interest, at the option of the Holder, is convertible into common shares of the Company at $0.10 per share. After 180 days after the issue date, the Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at the lessor of (i) $0.10 per share or (ii) a variable conversion price calculated at 65% of the market price defined as the lowest trading price during the ten trading day period ending on the latest trading day prior to the conversion date. The Company may prepay the Note in cash, if repaid within 90 days of date of issue, at 115% of the original principal amount plus interest, between 90 days and 120 days at 120% of the original principal amount plus interest and between 120 days and 180 days at 130% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. During the nine months ended September 30, 2020, the Holder converted 2,695,000 shares of common stock of the Company with a fair value of $208,285 to settle principal and interest of $106,232 ($94,232 of principal and $12,000). The conversions resulted in the settlement of derivative liabilities of $153,668 and a loss on settlement of debt of $48,097. At September 30, 2020 and December 31, 2019, the Note was recorded at amortized cost of $0 and $19,752 (comprised of principal of $94,232 plus accrued interest of $10,284 less debt discount of $84,764), respectively. The Note was fully repaid on March 12, 2020.

Power Up Lending Group Ltd.

On February 3, 2020 the Company entered into a Securities Purchase Agreement with Power Up Lending Group Ltd. (“Holder”) relating to the issuance and sale of a Senior Convertible Note (the “Note”) with an original principal amount of $103,000 less transaction costs of $3,000 bearing a 8% annual interest rate and maturing July 31, 2021 for $100,000 in cash. After 180 days after the issue date, the Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the lowest three average trading price during the ten trading day period ending on the latest trading day prior to the conversion date. The Company may prepay the Note in cash, if repaid within 90 days of date of issue, at 118% of the original principal amount plus interest, between 91 days and 120 days at 123% of the original principal amount plus interest, between 121 days and 180 days at 129% of the original principal amount plus interest and after 181 days 175% of the original principal amount plus interest. From August 5, 2020 to August 24, 2020, the Holder converted 29,392,037 shares of common stock of the Company with a fair value of $145,312 to settle principal and interest of $107,120 ($103,000 of principal and $4,120). The conversions resulted in the settlement of derivative liabilities of $131,380 and a loss on settlement of debt of $490. At September 30, 2020 and December 31, 2020, the Note was recorded at amortized cost of $0 and $0, respectively.

On April 14, 2020 the Company entered into a Securities Purchase Agreement with Power Up Lending Group Ltd. (“Holder”) relating to the issuance and sale of a Senior Convertible Note (the “Note”) with an original principal amount of $68,000 less transaction costs of $3,000 bearing a 8% annual interest rate and maturing October 14, 2021 for $65,000 in cash. After 180 days after the issue date, the Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the lowest three average trading price during the ten trading day period ending on the latest trading day prior to the conversion date. The Company may prepay the Note in cash, if repaid within 90 days of date of issue, at 118% of the original principal amount plus interest, between 91 days and 120 days at 123% of the original principal amount plus interest, between 121 days and 180 days at 129% of the original principal amount plus interest and after 181 days 175% of the original principal amount plus interest. At September 30, 2020 and December 31, 2019, the Note was recorded at amortized cost of $4,230 (comprised of principal of $68,000 plus accrued interest of $2,519 less debt discount of $66,289) and $0, respectively.

On July 13, 2020 the Company entered into a Securities Purchase Agreement with Power Up Lending Group Ltd. (“Holder”) relating to the issuance and sale of a Senior Convertible Note (the “Note”) with an original principal amount of $53,000 less transaction costs of $3,000 bearing a 8% annual interest rate and maturing July 13, 2021 for $50,000 in cash. After 180 days after the issue date, the Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the lowest three average trading price during the ten trading day period ending on the latest trading day prior to the conversion date. The Company may prepay the Note in cash, if repaid within 90 days of date of issue, at 118% of the original principal amount plus interest, between 91 days and 120 days at 123% of the original principal amount plus interest, between 121 days and 180 days at 129% of the original principal amount plus interest and after 181 days 175% of the original principal amount plus interest. At September 30, 2020 and December 31, 2019, the Note was recorded at amortized cost of $1,281 (comprised of principal of $53,000 plus accrued interest of $918 less debt discount of $52,637) and $0, respectively.

On September 11, 2020 the Company entered into a Securities Purchase Agreement with Power Up Lending Group Ltd. (“Holder”) relating to the issuance and sale of a Senior Convertible Note (the “Note”) with an original principal amount of $78,000 less transaction costs of $3,000 bearing a 8% annual interest rate and maturing March 11, 2021 for $75,000 in cash. After 180 days after the issue date, the Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the lowest three average trading price during the ten trading day period ending on the latest trading day prior to the conversion date. The Company may prepay the Note in cash, if repaid within 90 days of date of issue, at 118% of the original principal amount plus interest, between 91 days and 120 days at 123% of the original principal amount plus interest, between 121 days and 180 days at 129% of the original principal amount plus interest and after 181 days 175% of the original principal amount plus interest. At September 30, 2020 and December 31, 2019, the Note was recorded at amortized cost of $325 (comprised of principal of $78,000 plus accrued interest of $325 less debt discount of $78,000) and $0, respectively.

Crown Bridge Partners, LLC

On January 20, 2020, the Company entered into an Equity Purchase Agreement (“Agreement”) with Crown Bridge Partners, LLC, (“Holder”). In conjunction with the Agreement the Company entered into a Convertible Promissory Note (“Note”) for the commitment fee due to the Holder with an original principal amount of $25,000 bearing an 8% annual interest rate and maturing July 20, 2020. The Note and accrued interest, at the option of the Holder, is convertible into common shares of the Company at the Holder’s option at the lessor of (i) at a fixed conversion price of $0.20 per share or (ii) at a variable conversion price, while this Note is outstanding, at a the greatest discount to market price of the shares of common stock of the Company in effect for other promissory notes outstanding for the Company. At September 30, 2020, the greatest discount to market price is calculated at 65% of the market price defined as the lowest trading price during the ten trading day period ending on the latest trading day prior to the conversion date. The Company may prepay the Note in cash within 90 days of date of issue, at 118% of the original principal amount plus interest. On July 20, 2020, the Note went into default for non-payment. Due to the default, in accordance with the original terms of the Note, on July 20, 2020 outstanding principal and interest at was increased by 36% to $36,720 resulting in a loss on extinguishment of $21,546 (increase in principal and interest of $10,724 and increase in derivative liability of $10,822) and interest rate on the Note was increased to 12%.per annum. On August 31, 2020, the Holder issued 10,400,000 shares of common stock of the Company with a fair value of $41,600 to settle principal of $19,104. The conversions resulted in the settlement of derivative liabilities of $26,332 and a gain on settlement of debt of $3,825. At September 30, 2020 and December 31, 2019, the Note was recorded at amortized cost of $18,102 (comprised of principal of $17,616 plus accrued interest of $486) and $0, respectively.

NOTE 7 - CONVERTIBLE PROMISSORY NOTE DERIVATIVE LIABILITIES

The Convertible Promissory Notes with Firstfire Global Opportunities Fund, LLC, Crown Bridge Partners, LLC and Power Up Lending Group Ltd. with issue dates of March 1, 2019, January 20, 2020, February 3, 2020, April 14, 2020, July 13, 2020 and September 11, 2020, respectively, are accounted for under ASC 815.  The variable conversion price is not considered predominantly based on a fixed monetary amount settleable with a variable number of shares due to the volatility and trading volume of the Company’s common stock. The Company’s convertible promissory note derivative liabilities have been measured at fair value at December 31, 2019, January 20, 2020, February 3, 2020, April 14, 2020, July 13, 2020, September 11, 2020 and September 30, 2020 using the binomial model.

The inputs into the binomial models are as follows:

	December 31, 2019	January 20, 2020	February 3, 2020	April 14, 2020	July 13, 2020	September 11, 2020	September 30, 2020
Closing share price	$0.20	$0.18	$0.115	$0.0559	$0.0105	$0.0037	$0.0028
Conversion price	$0.0683	$0.0488	$0.0587	$0.0338	$0.0068	$0.0024	$0.0016 to $0.0017
Risk free rate	1.60%	1.57%	1.60%	2.40%	0.16%	0.13%	0.11% to 0.12%
Expected volatility	294%	351%	434%	330%	294%	270%	200% to 270%
Dividend yield	0%	0%	0%	0%	0%	0%	0%
Expected life	0.67 years	0.5 years	1.49 years	1.5 years	1.0 years	1.5 years	0.31 to 1.44 years

The fair value of the convertible promissory note derivative liability relating to the Notes issued to Power Up Lending Group Ltd. and Crown Bridge Partners, LLC on February 3, 2020, January 20, 2020, April 14, 2020, July 13, 2020 and September 11, 2020 was $573,863, of which $315,000 was recorded as a debt discount and the remainder of $258,863 was recorded as initial derivative expense. During the nine months ended September 30, 2020, the convertible promissory note derivative liability was reduced by $300,546 for settlement of derivative liabilities due to conversion of the Notes into common stock by the Holders. The decrease (increase) in the fair value of the conversion option derivative liability of $239,160 and $50,177, respectively is recorded as a gain in the consolidated statements of operations for the nine months ended September 30, 2020 and 2019, respectively. The fair value of the convertible promissory note derivative liabilities is $301,145 and $266,989 at September 30, 2020 and December 31, 2019, respectively.

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

The decrease (increase) in the fair value of the warrant liability of $144,059 and $1,655 is recorded as a gain (loss) in the consolidated statements of operations for the nine months ended September 30, 2020 and 2019, respectively. The fair value of the warrant liability is $0 and $185,560 at September 30, 2020 and December 31, 2019, respectively.

On April 14, 2020, the Company issued 2,000,000 shares of common stock with a fair value of $111,800 to fully settle the 1,000,000 warrants issued in conjunction with the issuance of the Senior Convertible Note with Firstfire Global Opportunities Fund, LLC on March 1, 2019. The issue of the shares resulting in a loss on settlement of warrant liability of $70,299.

NOTE 9 – RELATED PARTY TRANSACTIONS

As of September 30, 2020, and December 31, 2019, advances and accrued salary of $79,271 and $17,840, respectively, were due to Nadav Elituv, the Company's Chief Executive Officer. The balance is non-interest bearing, unsecured and have no specified terms of repayment. During the nine months ended September 30, 2020, the Company issued advances due to related party for $74,219 expenses paid on behalf of the Company and for $5,195 cash advanced to the Company and advances due to related party were repaid by the Company with $55,780 in cash.

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

On August 7, 2020, the Company executed an employment agreement for the period from July 1, 2020 to June 30, 2021 with Nadav Elituv, the Chief Executive Officer of the Company whereby the Company shall pay 50,000,000 shares of Common Stock of the Company and an annual salary of $151,200 payable monthly on the first day of each month from available funds.

Stock-based compensation – salaries expense related to these employment agreements for the nine months ended September 30, 2020 and 2019 is $439,950 and $1,474,026, respectively. Stock-based compensation – salaries expense was recognized ratably over the requisite service period.

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

Series A Stock and Series B Stock has been classified as temporary equity (outside of permanent equity) on the consolidated balance sheets at September 30, 2020 and December 31, 2019 because other tainting contracts such as the convertible note and warrant potentially have inadequate available authorized shares of the Company for settlement.

NOTE 11 - STOCKHOLDERS' EQUITY

The Company is authorized to issue an aggregate of 3,000,000,000 common shares with a par value of $0.0001 per share and 1,000,000 shares of preferred stock with a par value of $0.0001 per share.

From January 1, 2020 to September 30, 2020, the Company elected to convert $11,292 of principal and interest of non-redeemable convertible notes into 112,924,864 shares of common stock of the Company with a fair value of $1,348,418 resulting in a loss of extinguishment of debt of $1,337,126.

From January 1, 2020 to September 30, 2020, the Holders of the Senior Convertible Notes issued on March 1, 2019, January 20, 2020 and February 3, 2020 elected to convert $220,456 of principal and $12,000 of interest into 42,487,037 shares of common stock of the Company with a fair value of $395,197 resulting in a loss on extinguishment of debt of $44,762.

From January 1, 2020 to September 30, 2020, the Company issued 93,500,000 shares of common stock for stock-based compensation for consulting services with a fair value of $1,013,500.

From January 1, 2020 to September 30, 2020, the Company issued 96,000,000 shares of common stock for stock-based compensation due to officer and directors with a fair value of $1,759,800.

From January 1, 2020 to September 30, 2020, the Company issued 17,999,999 shares of common stock and incurred an obligation to issue 32,000,001 shares of common stock for prepaid stock-based compensation for consulting services with a fair value of $525,000.

On April 14, 2020, the Company issued 2,000,000 shares of common stock with a fair value of $111,800 to fully settle the 1,000,000 warrants issued in conjunction with the issuance of the Senior Convertible Note with Firstfire Global Opportunities Fund, LLC on March 1, 2019. The issue of the shares resulting in a loss on settlement of warrant liability of $70,299.

On May 7, 2020, The Company issued 11,111,111 shares of common stock with a fair value of $200,000 for a subscription to an online marketing platform to support the GoCart grocery delivery application.

Common Stock to be issued

As at September 30, 2020 and December 31, 2019, the Company had an obligation to issue 32,000,001 shares of common stock and 0 shares of common stock, respectively, for stock-based compensation – consulting services.

2020 Stock Option Plan

On February 12, 2020, the Board of Directors approved the 2020 Stock Incentive Plan (the “2020 Plan”) to attract and retain the best available personnel, to provide additional incentive to employees, directors and consultants, and to promote the success of the Company's business. Pursuant to the 2020 Plan, the Board may grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares and restricted share units. to eligible persons. The maximum aggregate number of shares of common stock with respect to which awards granted under the Plan shall not exceed 50,000,000. At September 30, 2020, there are 11,500,000 shares of common stock available in the 2020 Plan.

NOTE 12 - SUBSEQUENT EVENTS

Series C Stock

On October 7, 2020, the Company filed a Certificate of Designation with the Delaware Secretary of State thereby designating five thousand (5,000) shares as Series C Convertible Preferred Stock, par value $0.001 per share (“Series C Stock”). Each share of Series C Stock (i) has a liquidation value of $100, subject to various anti-dilution protections (ii) is convertible into shares of common stock of the Company six months after the date of issuance at a price of $0.0035 per share, subject to various anti-dilution protections (iii) on conversion will receive an aggregate number of shares of common stock as is determined by dividing the liquidation value by the conversion price. Series C Stock are non-voting.

On October 7, 2020, the Company agree to issue 5,000 shares of Series C Convertible Preferred Stock for a one-year subscription with SRAX, Inc. to an online marketing platform to support the GoCart grocery delivery application.

Common Stock

From October 1, 2020 to November 5, 2020, the Company elected to convert $5,849 of principal and interest of non-redeemable convertible notes into 58,490,000 shares of common stock of the Company with a fair value of $145,275 resulting in a loss of extinguishment of debt of $139,426.

On October 8, 2020, the Holder of the Senior Convertible Note issued to Crown Bridge Partners LLP on January 20, 2020 elected to convert $17,616 of principal and $1,500 of interest and fees into 12,253,846 shares of common stock of the Company with a fair value of $49,015 to fully settle the Note.

From October 16, 2020 to October 26, 2020, the Holder of the Senior Convertible Notes issued to Power Up Lending Group Ltd. on April 14, 2020 elected to convert $68,000 of principal and $2,720 of interest into 36,290,909 shares of common stock of the Company with a fair value of $108,885 to fully settle the Note.

From October 5, 2020 to October 22, 2020, the Company issued 45,500,000 shares of common stock for stock-based compensation due to officer and directors with a fair value of $107,750.

Lease

On October 30, 2020, the Company entered into a lease for warehouse space from November 1, 2020 to October 31, 2021 for GoCart business operations. Rent is $3,507 per month ($5,205 CAD per month).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Two Hands Corporation (the "Company") was incorporated on April 3, 2009 in the State of Delaware and established a fiscal year end of December 31.

Our business is a research and product development firm. Over the past few years we developed computer vision and gesture recognition technologies, multi-platform applications including a state of the art co-parenting application and “Two Hands Gone” a military-grade encrypted messaging service.

The Two Hands co-parenting application launched on July 2018 and the Two Hands Gone application launched In February 2019

We currently offer the applications for free and have over 1000 registered users as we continue exploring ways to monetize them.

The Company is also in the business of developing brand strategies. The Company executes and/or oversees the research, planning, pricing, creative development, tracking and deployment of all digital advertising projects needed to promote both ours and client products and services.

The GoCart online grocery delivery application was released in early June 2020 and currently has over 100 paying users.

The operations of the business are carried on by a 100% owned subsidiary, I8 Interactive Corporation, a company incorporated under the laws of Canada.

Management's Plan of Operation

GoCart Applications

The GoCart grocery delivery application was released in early June 2020. The GoCart grocery set of applications has been rolled out on-line and to both the Apple and Google Play stores. To meet the growing demand for grocery delivery on October 20, 2020 we expanded our Greater Toronto delivery area to now include more of southwestern Ontario.

We plan to capitalize on the growing online grocery delivery business which we believe the lack of capacity has been recently highlighted by the COVID-19 pandemic. Our core offerings include fresh-cut individually packaged fruits and vegetables, specialized foods including Italian themed, artisan, gluten-free and health conscience items. Italian themed products include oils, pasta, deserts, tea, coffee and wine. We also offer utensils to cook a proper Italian meal and accessories for an impressive presentation such as table ware, plates, table cloth, candles, aprons, hats and t-shirts.

The GoCart grocery delivery application only lists items that are in stock so we can guarantee next day delivery.

Over the next several months we plan on utilizing and leveraging our agreement with SRAX, Inc. to market our grocery delivery application and services and expand our footprint in the Ontario region and beyond as our customer base grows.

It is our ultimate goal to improve the lives of families through the use of our applications, GoCart.city, the Two Hands co-parenting solution or Two Hands Gone, our encrypted messaging app.

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

RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

REVENUES

Our revenue for three months ended September 30, 2020 was $54,838, compared to $0 for the three months ended September 30, 2019. Revenue comprises $51,157 from the GoCart Online Grocery application and $3,681 from the sale of computer equipment.

COST OF GOODS SOLD

Our cost of goods sold for the three months ended September 30, 2020 was $52,494, compared to $0 for the three months ended September 30, 2019. Cost of goods sold comprises of purchase of groceries and computer equipment of $49,025 and $3,469, respectively.

OPERATING EXPENSES

Our operating expenses for the three months ended September 30, 2020 was $1,626,144, compared to $1,200,174 for the three months ended September 30, 2019, respectively. The increase in general and administrative expense is primarily due to consulting and stock-based compensation to officers and directors.

General and administrative expense includes stock-based compensation for the three months ended September 30, 2020 and 2019 which comprises of 74,000,000 and 0 shares of common stock issued valued at $433,800 and $0, respectively for consulting services.

General and administrative expense also includes stock-based compensation for the three months ended September 30, 2020 and 2019 which comprises of 70,000,000 and 50,000 shares of common stock issued valued at $423,000 and $765,000, respectively, for salaries and compensation for our officers and directors.

OTHER INCOME (EXPENSE)

Amortization of debt discount and interest expense for the three months ended September 30, 2020 was $106,939, compared to $41,416 for the three months ended September 30, 2020. Amortization of debt discount and interest expense relates to the issuance of non-redeemable convertible notes, convertible notes and promissory notes.

During the three months ended September 30, 2020 and 2019, the Company elected to convert $9,040 and $1,000 of principal and interest of a non-redeemable convertible note into 90,400,000 and 10,000 shares of common stock of the Company resulting in a loss on settlement of debt of $446,140 and $132,600, respectively.

During the three months ended September 30, 2020 and 2019, the Company elected to convert $107,120 and $0 of principal and interest of a convertible note into 39,792,017 and 0 shares of common stock of the Company resulting in a loss (gain) on settlement of debt of $18,211 and $(921), respectively.

Initial derivative expense of $114,462 for the three months ended September 30, 2020 represents the difference between the fair value of the total embedded derivative liability of $264,462 and the cash received of $125,000 and commitment fees of $25,000 for the convertible note issued on January 20, 2020, July 13, 2020 and September 11, 2020.

During the three months ended September 30, 2020 and 2019, the gain due to the change in fair value of derivative liabilities was $56,542 and $221,394, respectively.

NET INCOME/LOSS

Our net loss for three months ended September 30, 2020 was $2,253,010, compared to $1,151,875 for the three months ended September 30, 2019, respectively. Our losses during the three months ended September 30, 2020 and 2019 are primarily due to costs associated with professional fees, our transfer agent, investor relations, stock-based compensation for salaries, loss on settlement of debt and the issuance of a convertible notes on March 1, 2019, January 20, 2020, February 3, 2020, April 14, 2020, July 13, 2020 and September 11, 2020.

COMPARISON OF RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

REVENUES

Our revenue for nine months ended September 30, 2020 was $62,831, compared to $0 the nine months ended September 30, 2019. Revenue comprises $59,150 from the GoCart Online Grocery application and $3,681 from the sale of computer equipment.

COST OF GOODS SOLD

Our cost of goods sold for the nine months ended September 30, 2020 was $58,531, compared to $0 for the three months ended September 30, 2019. Cost of goods sold comprises of purchase of groceries and computer equipment of $55,062 and $3,469, respectively.

OPERATING EXPENSES

Our operating expenses for the nine months ended September 30, 2020 was $4,688,678, compared to $2,413,793 for the nine months ended September 30, 2019, respectively. The increase in general and administrative expense is primarily due to consulting and stock-based compensation to officers and directors.

General and administrative expense includes stock-based compensation for the nine months ended September 30, 2020 and 2019 which comprises of 93,500,000 and 200 shares of common stock issued valued at $1,013,500 and $15,000, respectively for consulting services.

General and administrative expense also includes stock-based compensation for the nine months ended September 30, 2020 and 2019 which comprises of 96,000,000 and 80,000 shares of common stock issued valued at $1,759,800 and $1,322,826, respectively, for salaries and compensation for our officers and directors.

OTHER INCOME (EXPENSE)

Amortization of debt discount and interest expense for the nine months ended September 30, 2020 was $185,312, compared to $108,003 for the nine months ended September 30, 2020. Amortization of debt discount and interest expense relates to the issuance of non-redeemable convertible notes, convertible notes and promissory notes.

During the nine months ended September 30, 2020 and 2019, the Company elected to convert $11,292 and $2,420 of principal and interest of a non-redeemable convertible note into 112,924,864 and 24,200 shares of common stock of the Company resulting in a loss on settlement of debt of $1,337,127 and $1,129,180, respectively.

The Holders of the convertible note also elected to convert 42,487,037 shares of the Company with a fair value of $395,197 resulting in a loss on settlement of debt of $66,307.

On April 14, 2020, the Company issued 2,000,000 shares of common stock with a fair value of $111,800 to fully settle the 1,000,000 warrants issued in conjunction with the issuance of the Senior Convertible Note with Firstfire Global Opportunities Fund, LLC on March 1, 2019. The issue of the shares resulting in a loss on settlement of warrant liability of $70,299.

Initial derivative expense of $258,863 for the nine months ended September 30, 2020 represents the difference between the fair value of the total embedded derivative liability of $573,863 and the cash received of $290,000 and commitment fee of $25,000 for the convertible note issued on January 20, 2020, February 3, 2020, April 14, 2020 and July 13, 2020.

During the nine months ended September 30, 2020 and 2019, the gain due to the change in fair value of derivative liabilities was $383,219 and $116,056, respectively.

NET INCOME/LOSS

Our net loss for nine months ended September 30, 2020 was $6,219,067, compared to $3,808,716 for the nine months ended September 30, 2019, respectively. Our losses during the nine months ended September 30, 2020 and 2019 are primarily due to costs associated with professional fees, our transfer agent, investor relations, stock-based compensation for salaries, loss on settlement of debt and the issuance of a convertible notes on March 1, 2019, January 20, 2020, February 3, 2020 and April 14, 2020.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2020, we had cash of $53,821 and total liabilities of $1,672,451. Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations during the next 12 months. We are completely dependent upon the willingness of our management to fund our initial operations by way of loans from our Chief Executive Officer, shareholders and others.

The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the nine months ended September 30, 2020, the Company incurred a net loss of $6,219,067 and used cash in operating activities of $277,558, and at September 30, 2020, had stockholders’ deficit of $2,234,451. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The Company’s independent registered public accounting firm, in their report on the Company’s financial statements for the year ending December 31, 2019, expressed substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty should we be unable to continue as a going concern.

Over the next 12 months we expect to expend approximately $50,000 in cash for legal, accounting and related services and an additional $500,000 in cash to implement our business plan. We hope to be able to compensate our independent contractors with stock-based compensation, which will not require us to use our cash, although there can be no assurances that we will be successful in these efforts.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

From July 1, 2020 to September 30, 2020, the Company elected to convert $9,040 of principal and interest of non-redeemable convertible notes into 90,400,000 shares of common stock of the Company with a fair value of $455,180 resulting in a loss of extinguishment of debt of $446,140.

From July 1, 2020 to September 30, 2020, the Company issued 74,000,000 shares of common stock for stock-based compensation for consulting services with a fair value of $433,800.

From July 1, 2020 to September 30, 2020, the Company issued 70,000,000 shares of common stock for stock-based compensation due to officer and directors with a fair value of $423,000.

From July 1, 2020 to September 30, 2020, the Company elected to convert $126,224 of principal and interest of a convertible note into 39,792,037 shares of common stock of the Company with a fair value of $186,911 resulting in a loss on settlement of debt of $18,211.

From July 1, 2020 to September 30, 2020, the Company issued 17,999,999 shares of common stock for prepaid for consulting services with a fair value of $189,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

During the quarter ended September 30, 2020, we did not have any defaults upon senior securities.

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

TWO HANDS CORPORATION

November 16, 2020	By: /s/ Nadav Elituv Nadav Elituv, President, Chief Executive Officer and Director (Principal Executive Officer)

By: /s/ Steven Gryfe Steven Gryfe, Chief Financial Officer (Principal Financial and Accounting Officer)

