Form 10-K
period 2020-12-31
Two Hands Corp
filed 2021-03-29
CIK 1494413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒       ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-167667

TWO HANDS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	42-1770123
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1035 Queensway East, Mississauga, Ontario, Canada	L4Y 4C1
(Address of Principal Executive Offices)	(Zip Code)

(416) 357-0399

(Registrant's telephone number, including area code)

33 Davies Ave., Toronto, Ontario Canada M4M 2A9

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $849,267.

As of March 26, 2021, the registrant had 1,244,071,258 outstanding shares of Common Stock.

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

Our Business

Two Hands Corporation (the "Company") was incorporated on April 3, 2009 in the State of Delaware and established a fiscal year end of December 31.

The Company is in the business of developing brand strategies. The Company executes and/or oversees the research, planning, pricing, creative development, tracking and deployment of all digital advertising projects needed to promote both ours and client products and services.

The gocart.city online consumer grocery delivery application was released in early June 2020 with currently 624 paid users and gocart.city wholesale commenced sale of dry goods and produce to other businesses in July 2020.

The Two Hands co-parenting application launched on July 2018 and the Two Hands Gone application launched In February 2019.

The operations of the business are carried on by a 100% owned subsidiary, I8 Interactive Corporation, a company incorporated under the laws of Canada.

Research and Development

We did not incur any research and development costs during the fiscal year ended December 31, 2020 and 2019.

Customers

We intend to market our services via internet marketing efforts. Many products developed are new and innovative that requires public recognition to realize potential. Where possible we plan to merge our efforts for both design and internet publishing to maximize our opportunities. Our co-parenting and two hands gone application customers are individuals and families. Our gocart.city are made up of online retail customers and commercial establishments for our wholesale customers.

Competition

We compete with other software developers and systems integrators who offer one or more services competitive with the service we intend to sell. The co-parenting application technology is competitive, with several well-established applications like Our Family Wizard and Custody X Change. Two hands gone application technology is competitive, with several well-established applications like WhatsApp and Signal.

gocart.city is competitive, with several well-established brands like Instacart, Voila and Grocery Gateway. Our competitors frequently introduce of new products and include numerous domestic and foreign companies, some of which are substantially larger and have greater financial and other resources than we do. We compete principally on the basis of offering quality products.

Product Development

We continue to update and modify our responsive web application for gocart.city launched in 2020.  The mobile version of the Application in addition to can be downloaded from either the apple app store or Google play store.  We are continuing to develop the Applications adding new features and capabilities and is currently available as a basic free version. The Company is currently reviewing revenue models such as advertising and/ or preferred paid versions.

Over the course of the next 12 months, the Company intends to bring the following additional features to market:

•	Expanded order GEO location services;
•	Expanded customer messaging services; and
•	Expanded payment system

Manufacturing and Product Sourcing

Most supplies used are readily available from any number of our local and international suppliers, at competitive prices. Delivery of product will vary depending on the area serviced and the number of orders per day.

Management's Plan of Operation

gocart.city Applications

The gocart.city grocery delivery application was released in early June 2020. The gocart.city grocery set of applications has been rolled out on-line and to both the Apple and Google Play stores. To meet the growing demand for grocery delivery on October 20, 2020 we expanded our Greater Toronto delivery area to now include more of southwestern Ontario.

We plan to capitalize on the growing online grocery delivery business which we believe the lack of capacity has been recently highlighted by the COVID-19 pandemic. Our core offerings include fresh-cut individually packaged fruits and vegetables, specialized foods including Italian themed, artisan, gluten-free and health conscience items. Italian themed products include oils, pasta, deserts, tea, coffee and wine. We also offer utensils to cook a proper Italian meal and accessories for an impressive presentation such as tableware, plates, table cloth, candles, aprons, hats and t-shirts.

The gocart.city grocery delivery application only lists items that are in stock so we can guarantee next day delivery.

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

As of December 31, 2020, we had cash of $21,843 and total liabilities of $1,655,160. During the year ended December 31, 2020, the Company incurred a net loss of $7,666,062 and used cash in operating activities of $314,429, and on December 31, 2020, had a stockholders’ deficit of $2,783,920. We are currently funding our initial operations by way of loans from our Chief Executive Officer and others and through the issuance of common stock in exchange for services. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The Company’s independent registered public accounting firm, in their report on the Company’s financial statements for the year ending December 31, 2020, expressed substantial doubt about the Company’s ability to continue as a going concern.

If we are unable to raise enough capital in this offering or obtain additional financing, we may not be able to fulfill our business plan.

On December 31, 2020, we only had $21,843 cash on hand. To date, we have funded our operations by way of cash advances from our Chief Executive Officer, noteholders, stockholders and others on a “as-needed” basis. As such, our operating capital is currently limited to the personal resources of our Chief Executive Officer, noteholders, stockholders and others. If we unsuccessful at achieving a sufficient amount of net proceeds from this offering, we will continue to rely on loans from our Chief Executive Officer, noteholders, stockholders and others although they are under no obligation to loan any money to us. We may also raise capital in the future by relying on loans from third party lending sources. However, we believe it will be difficult to secure capital in the future because we have no assets to secure debt and there is currently no active trading market for our securities. Our inability to obtain financing or generate sufficient cash from operations could require us to reduce or eliminate expenditures for developing products and services, or otherwise curtail or discontinue our operations, which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, to the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders. If we raise additional funds through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of our common stock and the terms of such debt could impose restrictions on our operations.

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

We have not generated any profit. Going forward, we intend to generate revenues from our apps. We may not be able to successfully attract or maintain customers, resulting in our business failing. If our business fails, you will lose all or part of your investment.

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

Our control stockholders currently own or control approximately 76.72% of the voting power of the Company. As a result of this ownership, they possess and can continue to possess significant influence over our Board of Directors and corporate transactions. Their ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer. In the event we do not sell a sufficient number of shares in this Offering, they will continue to own a significant portion of our outstanding common stock and may have significant influence on our Company.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES.

Our executive offices are located at 1035 Queensway East, Mississauga, Ontario, Canada L4Y 4C1. We are provided this office space free of charge by our Chief Executive Officer.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AN ISSUER PURCHASES OF EQUITY SECURITIES.

Market

Our common stock currently trades on the OTC Pinks under the symbol “TWOH” and the closing bid price of our common stock on March 26, 2021 was $0.0031. Our common stock currently trades on a sporadic and limited basis.

Record Holders

The number of record holders of our common stock as of March 26, 2021 was approximately 55, not including nominees of beneficial owners.

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

Options and Warrants

On February 12, 2020, the Board of Directors approved the 2020 Stock Incentive Plan (the “2020 Plan”) to attract and retain the best available personnel, to provide additional incentive to employees, directors and consultants, and to promote the success of the Company's business. Pursuant to the 2020 Plan, the Board may grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares and restricted share units. to eligible persons. The maximum aggregate number of shares of common stock with respect to which awards granted under the Plan shall not exceed 50,000,000. On December 31, 2020, there are 10,500,000 shares of common stock available in the 2020 Plan.

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

·	Cumulative Voting. Our Certificate of Incorporation, as amended, does not provide for cumulative voting in the election of directors which would allow holders of less than a majority of the voting stock to elect some directors.

·	Vacancies. Section 223 of the Delaware General Corporation Law and our bylaws provide that all vacancies, including newly created directorships, may be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum.

·	Special Meeting of Stockholders. A special meeting of stockholders may be called by our Board or the Chairman of our Board and must be called by our Secretary at the request in writing of holders of record of a majority of our outstanding capital stock entitled to vote. The requirement that a majority of our outstanding capital stock is required to call a special meeting means that small stockholders will not have the power to call a special meeting to, for example, elect new directors.

·	Bylaws. Our bylaws authorize the board of directors to adopt, repeal, alter or amend our bylaws without shareholder approval.

·	Removal. Except as otherwise provided, a director may be removed from office with or without cause at any special meeting of stockholders by the affirmative vote of at least a majority of the voting power and outstanding stock entitled to vote.

RECENT SALES OF UNREGISTERED SECURITIES

During the quarter ended December 31, 2020, the Company issued the following unregistered securities.

●	Issued 202,740,400 shares of common stock, with a fair value of $591,026, for conversion of non-redeemable convertible notes.
●	Issued 48,544,755 shares of common stock, with a fair value of $157,901, for conversion of convertible notes.
●	Issued 58,000,000 shares of common stock, with a fair value of $137,000, for stock-based compensation – officers and directors.
●	Issued 4,000,000 shares of common stock, with a fair value of $11,600, for consulting services.
●	Issued 5,000 shares of Series C Convertible Preferred Stock, with a fair value of $542,857, for prepaid services.

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

The Company is in the business of developing brand strategies. The Company executes and/or oversees the research, planning, pricing, creative development, tracking and deployment of all digital advertising projects needed to promote both ours and client products and services.

The gocart.city online consumer grocery delivery application was released in early June 2020 with currently 624 paid users and gocart.city wholesale commenced sale of dry goods and produce to other businesses in July 2020.

The Two Hands co-parenting application launched on July 2018 and the Two Hands Gone application launched In February 2019.

The operations of the business are carried on by a 100% owned subsidiary, I8 Interactive Corporation, a company incorporated under the laws of Canada.

Management's Plan of Operation

gocart.city Applications

The gocart.city grocery delivery application was released in early June 2020 and gocart.city wholesale commenced sale of dry goods and produce to other businesses in July 2020. The gocart.city grocery set of applications has been rolled out on-line and to both the Apple and Google Play stores. To meet the growing demand for grocery delivery on October 20, 2020 we expanded our Greater Toronto delivery area to now include more of southwestern Ontario.

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

The gocart.city grocery delivery application only lists items that are in stock so we can guarantee next day delivery.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). This update amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity's own equity and improves and amends the related EPS guidance for both Subtopics. This standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2023, which means it will be effective for our fiscal year beginning January 1, 2014. Early adoption is permitted but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We are currently evaluating the impact of ASU 2020-06 on our consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE YEAR ENDED DECEMBER 31, 2020 AND 2019

REVENUES

Our revenue for the year ended December 31, 2020 was $159,025, compared to $0 for the year ended December 31, 2019. The Company recognized revenue in 2020 of $42,593 from the sale of groceries to consumers via the gocart.city online grocery delivery application, $112,751 from the sale of dry goods and produce to other businesses and $3,681 from the sale of computer equipment.

OPERATING EXPENSES

Our operating expenses for the year ended December 31, 2020 was $5,525,609, compared to $3,702,156 for the twelve months ended December 31, 2019, respectively. The increase in general and administrative expense is primarily due to an increase in stock-based compensation paid to officers, directors and consultants.

General and administrative expense includes stock-based compensation for the year ended December 31, 2020 and 2019 which comprises of 97,500,000 and 200 shares of common stock issued valued at $1,025,100 and $15,000, respectively for consulting services.

On December 19, 2019, the Company issued 4,000 shares of Series B Convertible Preferred Stock with a fair value of $1,520,000 ($380 per share) for consulting services to be provided from December 19, 2019 to December 19, 2020.

On October 7, 2020, the Company agree to issue 5,000 shares of Series C Convertible Preferred Stock with a fair value of $542,847 ($108.57 per share) for a one-year subscription with SRAX, Inc. to an online marketing platform to support the gocart.city grocery delivery application.

General and administrative expense also includes stock-based compensation for the year ended December 31, 2020 and 2019 which comprises of 154,000,000 and 3,938,055 shares of common stock issued valued at $1,896,800 and $2,940,548, respectively, for salaries and compensation for our officers and directors.

OTHER INCOME (EXPENSE)

Amortization of debt discount and interest expense for the year ended December 31, 2020 was $239,312, compared to $158,202 for the year ended December 31, 2019. Amortization of debt discount and interest expense relates to the issuance of non-redeemable convertible notes, convertible notes and promissory notes.

During the years ended December 31, 2020 and 2019, the Company elected to convert $31,569 and $12,993 of principal and interest of a non-redeemable convertible note into 315,665,264 and 354,700 shares of common stock of the Company resulting in a loss on settlement of debt of $1,907,879 and $1,338,707, respectively.

During the years ended December 31, 2020 and 2019, the holders of the convertible notes also elected to convert 91,031,792 shares and 337,600 shares of the Company with a fair value of $553,097 and $208,551 resulting in a loss on settlement of debt of $74,878 and $59,378, respectively.

On April 14, 2020, the Company issued 2,000,000 shares of common stock with a fair value of $111,800 to fully settle the 1,000,000 warrants issued in conjunction with the issuance of the Senior Convertible Note with Firstfire Global Opportunities Fund, LLC on March 1, 2019. The issue of the shares resulting in a loss on settlement of warrant liability of $70,299.

Initial derivative expense of $258,863 for the year ended December 31, 2020 represents the difference between the fair value of the total embedded derivative liability of $573,863 and the cash received of $290,000 and commitment fee of $25,000 for the convertible notes issued on January 20, 2020, February 3, 2020, April 14, 2020, July 13, 2020 and September 11, 2020.

Initial derivative expense of $274,717 for the year ended December 31, 2019 represents the difference between the fair value of the total embedded derivative liability of $449,717 and the cash received of $175,000 for the convertible note issued on March 1, 2019.

During the year ended December 31, 2020 and 2019, the gain (loss) due to the change in fair value of derivative liabilities was $390,157 and $(143,276), respectively.

NET INCOME/LOSS

Our net loss for year ended December 31, 2020 was $7,666,062, compared to $5,676,436 for the year ended December 31, 2019, respectively. Our losses during the years ended December 31, 2020 and 2019 are primarily due to costs associated with professional fees, our transfer agent, investor relations, stock-based compensation paid to officers, directors and consultants, loss on settlement of debt and the issuance of a convertible notes.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2020, we had cash of $21,843 and total liabilities of $1,655,160. Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations during the next 12 months. We are completely dependent upon the willingness of our management to fund our initial operations by way of loans from our Chief Executive Officer, shareholders and others.

The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the year ended December 31, 2020, the Company incurred a net loss of $7,666,062 and used cash in operating activities of $314,429, and on December 31, 2020, had stockholders’ deficit of $2,783,920. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The Company’s independent registered public accounting firm, in their report on the Company’s financial statements for the year ending December 31, 2020, expressed substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty should we be unable to continue as a going concern.

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

December 31, 2020 and 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Two Hands Corporation:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Two Hands Corporation (“the Company”) as of December 31, 2020 and 2019, the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2020 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company incurred a net loss and has a stockholders’ deficit, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) related to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Going Concern

Critical Audit Matter Description

As described further in Note 2 to the financial statements, the Company incurred a net loss and has a stockholders’ deficit. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, the Company has determined that these factors raise substantial doubt as to the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. Management intends to continue to fund its business by way of private placements, in order satisfy the Company’s obligations as they come due for at least one year from the financial statement issuance date. However, the Company has not concluded that these plans alleviate the substantial doubt related to its ability to continue as a going concern.

How the Critical Audit Matter was Addressed in the Audit

We determined the Company’s ability to continue as a going concern is a critical audit matter due to the estimation and uncertainty regarding the Company’s available capital and the risk of bias in management’s judgments and assumptions in their determination. Our audit procedures related to the Company’s assertion on its ability to continue as a going concern included the following, among others:

•	We inquired of Company management and reviewed company records to assess whether there are additional factors that contribute to the uncertainties disclosed.
•	We assessed whether the Company’s determination that there is substantial doubt about its ability to continue as a going concern was adequately disclosed.
•	We performed testing procedures such as analytical procedures to identify conditions and events that indicate there could be substantial doubt about the entity's ability to continue as a going concern for a reasonable period of time.
•	We reviewed and evaluated management's plans for dealing with adverse effect of these conditions and event.

Valuation of Derivative Liabilities

Critical Audit Matter Description

As described further in Notes 2, 6, 7, and 8 to the financial statements, the Company determined that the conversion features of its convertible notes and certain warrants issued in conjunction with financing arrangements required to be accounted for as derivative liabilities. The derivative liabilities are recorded at fair value when issued and subsequently re-measured to fair value each reporting period. The Company utilized a binomial option pricing model to determine the fair value of the derivative liabilities, which uses certain assumptions related to exercise price, term, expected volatility, and risk-free interest rate.

How the Critical Audit Matter was Addressed in the Audit

We determined the assessment of the fair values of the derivative liabilities as a critical audit matter due to the significant judgements used by the Company in determining the fair value of the derivative liabilities. Auditing the valuation of the derivative liabilities involved a high degree of auditor judgement and specialized skills and knowledge were needed.

Our audit procedures consisted of the following, among others:

•	Testing management’s process for developing the fair value measurement.
•	Evaluating the appropriateness of the binomial option model used by the Company to value the derivative liabilities.
•	Testing the reasonableness of the assumptions used by the Company in the binomial option model including exercise price, term, expected volatility, and risk-free interest rate.
•	Testing the accuracy and completeness of data used by the Company in developing the assumptions use in the binomial option model.
•	Developing an independent expectation for comparison to the Company’s estimate which included developing our own binomial option model and assumptions.

Professionals with specialized skill and knowledge were utilized by the Firm to assist in the evaluation of the Company estimate of fair value and development of our own independent expectation.

Issuance of Preferred Stock

Critical Audit Matter Description

As described Note 11 to the financial statements, the Company designated 5,000 shares of Series C Preferred Stock and issued such shares to a third-party vendor for future service. The fair value of the Series C Preferred Stock at the time of issuance was $542,847 and such amount will be expensed as the services are rendered, in a manner as if the Company had paid cash for the services. The Series C Preferred Stock is classified as temporary equity in the consolidated balance sheet due to the Company’s inability to assert that it has sufficient authorized but unissued shares available to settle the instrument considering all other commitments and the inclusion in the Series C Preferred Stock of a redemption provision related to a deemed liquidation such as a merger.

How the Critical Audit Matter was Addressed in the Audit

We determined the evaluation of the accounting for the issuance of the Series C Preferred Stock to be a critical audit matter due to the complexity of the instrument itself and the complexity involved in the Company’s determination of the appropriate accounting for the instrument. Auditing the accounting for the issuance of the Series C Preferred Stock involved a high degree of auditor judgement and specialized skills and knowledge were needed.

Our audit procedures consisted of the following, among others:

•	Inspecting and reviewing the designation document for the establishment of the Series C Preferred Stock and the documents related to the issuance of the instrument to the third-party service provider.
•	Evaluating the reasonableness of the conclusions made by the Company related to the accounting treatment for embedded conversion feature and classification and presentation of the instrument as a whole in the consolidated balance sheet, including the Company’s consideration of relevant accounting standards.
•	Evaluating the reasonableness of the conclusions made by the Company in regard to the timing and recognition of expense related to the issuance of the Series C Preferred Stock for future services.

Professionals with specialized skill and knowledge were utilized by the Firm to assist in the evaluation of the Company’s accounting for the issuance of the Series C Preferred Stock.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2017.

Draper, UT

March 29, 2021

TWO HANDS CORPORATION
CONSOLIDATED BALANCE SHEETS
	December 31, 2020	December 31, 2019
ASSETS

Current assets
Cash	$21,843	$293
Accounts receivable	41,097	—
Taxes receivable	8,824	9,250
Prepaid expense	891,889	1,759,481
Total current assets	963,653	1,769,024

Property and equipment, net	3,444	2,697

Total assets	$967,097	$1,771,721

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$162,536	$65,888
Non-redeemable convertible notes, net	75,040	66,078
Due to related party	106,928	17,840
Notes payable	83,332	48,461
Convertible note, net	7,833	19,752
Derivative liabilities	172,261	452,549
Total current liabilities	607,930	670,568
Long-term liabilities
Promissory note	85,796	78,170
Promissory notes - related party	194,485	177,197
Non-redeemable convertible notes, net	766,949	661,885
Total long-term liabilities	1,047,230	917,252

Total liabilities	1,655,160	1,587,820

Commitments and Contingencies	—	—

Temporary equity
Series A convertible preferred stock; $0.01 par value; 200,000 shares authorized, 30,000 shares issued and outstanding, respectively	33,000	33,000
Series B convertible preferred stock; $0.01 par value; 100,000 shares authorized, 4,000 shares issued and outstanding, respectively	1,520,000	1,520,000
Series C convertible preferred stock; $0.001 par value; 5,000 shares authorized, 5,000 shares issued and outstanding, respectively	542,857	—
Total temporary equity	2,095,857	1,553,000

Stockholder's deficit
Preferred stock; $0.001 par value; 1,000,000 shares authorized, 0 issued and outstanding	—	—
Common stock; $0.0001 par value; 3,000,000,000 shares authorized, 695,575,506 and 6,267,340 shares issued and outstanding, respectively	69,560	627
Additional paid-in capital	42,703,888	36,857,580
Common stock to be issued	336,000	—
Accumulated deficit	(45,893,368)	(38,227,306)
Total stockholders' deficit	(2,783,920)	(1,369,099)

Total liabilities and stockholders' deficit	$967,097	$1,771,721

The accompanying footnotes are an integral part of these financial statements.

TWO HANDS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2020	2019

Sales	$159,025	$—
Cost of goods sold	138,405	—
Gross profit	20,620	—

Operating expenses
General and administrative	5,525,609	3,702,156
Total operating expenses	5,525,609	3,702,156

Loss from operations	(5,504,989)	(3,702,156)

Other income (expense)
Amortization of debt discount and interest expense	(239,312)	(158,202)
Loss on settlement of debt	(2,053,055)	(1,398,085)
Initial derivative expense	(258,863)	(274,717)
Change in fair value of derivative liabilities	390,157	(143,276)
Total other income (expense)	(2,161,073)	(1,974,280)

Net loss	$(7,666,062)	$(5,676,436)

Net loss per common share - basic and diluted	$(0.04)	$(15.50)

Weighted average number of common shares outstanding - basic and diluted	206,466,594	366,157

The accompanying footnotes are an integral part of these financial statements.

TWO HANDS CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
For the years ended December 31, 2020 and 2019

	Common Stock
	Shares	Amount	Common Stock to be Issued	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance, December 31, 2019	6,267,340	$627	$—	$36,857,580	$(38,227,306)	$(1,369,099)

Stock issued for conversion of non-redeemable convertible notes	315,665,264	31,569	—	1,907,875	—	1,939,444
Stock issued for conversion of convertible notes	91,031,792	9,103	—	543,994	—	553,097
Stock issued for warrant liability settlement	2,000,000	200	—	111,600	—	111,800
Stock issued for prepaid	29,111,110	2,911	336,000	386,089	—	725,000
Stock issued for consulting	97,500,000	9,750	—	1,015,350	—	1,025,100
Stock issued for officer and director compensation	154,000,000	15,400	—	1,881,400	—	1,896,800
Net loss	—	—	—	—	(7,666,062)	(7,666,062)
Balance, December 31, 2020	695,575,506	$69,560	$336,000	$42,703,888	$(45,893,368)	$(2,783,920)

	Common Stock
	Shares	Amount	Common Stock to be Issued	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance, December 31, 2018	152,199	$16	$345,174	$31,895,258	$(32,550,870)	$(310,422)

Rounding at reverse split	3,553	—	—	—	—	—
Stock issued for conversion of non-redeemable convertible notes	354,700	35	—	1,351,665	—	1,351,700
Stock issued for conversion of convertible notes	337,600	34	—	208,517	—	208,551
Stock issued for prepaid	1,471,369	147	—	294,127	—	294,274
Stock issued for debt settlement	5,910	1	—	31,911	—	31,912
Stock issued for debt settlement - officer	1,524	—	—	9,448	—	9,448
Stock issued for consulting	200	—	(8,000)	15,000	—	7,000
Stock issued for officer and director compensation	3,938,055	394	(337,174)	2,940,154	—	2,603,374
Stock issued for cash	2,230	—	—	111,500	—	111,500
Net loss	—	—	—	—	(5,676,436)	(5,676,436)
Balance, December 31, 2019	6,267,340	$627	$—	$36,857,580	$(38,227,306)	$(1,369,099)

The accompanying footnotes are an integral part of these financial statements.

TWO HANDS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2020	2019
Cash flows from operating activities
Net loss	$(7,666,062)	$(5,676,436)
Adjustments to reconcile net loss
to cash used in operating activities
Depreciation and amortization	1,482	1,218
Amortization of prepaid expense	2,135,449	480,037
Stock-based compensation	2,921,900	2,643,374
Amortization of debt discount	239,312	158,202
Loss on settlement of debt	2,053,055	1,398,085
Initial derivative expense	258,863	274,717
Change in fair value of derivative liabilities	(390,157)	143,276
Change in operating assets and liabilities
Accounts and taxes receivable	(38,695)	(9,250)
Prepaid expense	—	(500)
Accounts payable and accrued liabilities	170,424	115,156
Net cash used in operating activities	(314,429)	(472,121)

Cash flows from investing activities
Purchase of property and equipment	(2,229)	(1,616)
Net cash used in investing activities	(2,229)	(1,616)

Cash flow from financing activities
Advances by related party	100,159	112,617
Repayment of advances to related party	(86,649)	(52,542)
Proceeds from notes payable	152,040	232,106
Repayments of notes payable	(117,170)	(107,380)
Proceeds from convertible notes	290,000	175,000
Proceeds from issuance of common stock	—	111,500
Net cash provided by financing activities	338,380	471,301

Change in foreign exchange	(172)	—

Net change in cash	21,550	(2,436)

Cash, beginning of the period	293	2,729

Cash, end of the period	$21,843	$293

Cash paid during the year
Interest paid	$—	$—
Income taxes paid	$—	$—

Supplemental disclosure of non-cash investing and financing activities
Stock issued to settle accounts payable and accrued liabilities	$—	$41,360
Issue of non-redeemable convertible notes to settle notes payable	$—	$127,853
Stock issued to settle non-redeemable convertible notes	$1,939,444	$1,351,699
Stock issued to settle common stock to be issued	$—	$911,000
Stock issued to settle convertible notes	$553,097	$208,551
Stock issued and to be issued for prepaid expense	$1,267,857	$1,814,274
Initial debt discount from derivative	$290,000	$175,000
Stock issued for warrant liability	$111,800	$—
Transfer of trade accounts payable to due to related party	$—	$11,817
Transfer of accrued compensation to promissory note	$—	$103,952
Transfer of advances to promissory note	$—	$68,924
Transfer of notes payable to promissory note	$—	$76,263

The accompanying footnotes are an integral part of these financial statements.

Two Hands Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

NOTE 1 - NATURE OF OPERATIONS

Two Hands Corporation (the "Company") was incorporated on April 3, 2009 in the State of Delaware and established a fiscal year end of December 31.

The Company is in the business of developing brand strategies. The Company executes and/or oversees the research, planning, pricing, creative development, tracking and deployment of all digital advertising projects needed to promote both ours and client products and services.

The gocart.city online consumer grocery delivery application was released in early June 2020 and gocart.city wholesale commenced sale of dry goods and produce to other businesses in July 2020.

The Two Hands co-parenting application launched on July 2018 and the Two Hands Gone application launched In February 2019.

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

COVID-19

The recent outbreak of the coronavirus COVID-19 has spread across the globe and is impacting worldwide economic activity. Conditions surrounding the coronavirus continue to rapidly evolve and government authorities have implemented emergency measures to mitigate the spread of the virus. The outbreak and the related mitigation measures have had and will continue to have a material adverse impact on global economic conditions as well as on the Company's business activities. The extent to which COVID-19 may impact the Company's business activities will depend on future developments, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions, business disruptions, and the effectiveness of actions taken in the Canada, United States and other countries to contain and treat the disease. These events are highly uncertain and, as such, the Company cannot determine their financial impact at this time. No adjustments have been made to the amounts reported in these consolidated financial statements as a result of this matter.

GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the year ended December 31, 2020, the Company incurred a net loss of $7,666,062 and used cash in operating activities of $314,429, and on December 31, 2020, had stockholders’ deficit of $2,783,920. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a period one year from the date that the financial statements are issued. The Company will be dependent upon the raising of additional capital through placement of its common stock in order to implement its business plan. There can be no assurance that the Company will be successful in this situation. The Company is unable to predict the effect, if any, that the coronavirus COVID-19 global pandemic may have on its access to the financing markets. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might result from this uncertainty. We are currently funding our operations by way of cash advances from our Chief Executive Officer, note holders, shareholders and others; however, we do not have any oral or written agreements with them or others to loan or advance funds to us. There can be no assurances that we will be able to receive loans or advances from them or other persons in the future.

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

ACCOUNTS RECEIVABLE

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Accounts receivable are reduced by an allowance for doubtful accounts, which is the Company’s best estimate of the amount of credit losses inherent in its existing accounts receivable. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and customers’ financial condition, the amount of receivables in dispute, and the current receivables aging and current payment patterns. The Company writes off accounts receivable against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

The allowance for doubtful accounts at December 31, 2020 and 2019 is $0 and $0, respectively.

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

During the year ended December 31, 2020 and 2019, the Company had revenue of $159,025 and $0, respectively. The Company recognized revenue of $42,593 from the sale of groceries to consumers via the gocart.city online grocery delivery application, $112,751 from the sale of dry goods and produce to other businesses and $3,681 from the sale of computer equipment.

RESEARCH AND DEVELOPMENT COSTS

We incurred research and development costs primarily to the development of Two Hands gone application. Research and development costs are comprised primarily of contract labor and services. As of December 31, 2020 and 2019, the Company incurred $0 and $0 in research and development costs.

Software development costs are included in research and development and are expensed as incurred. FASB ASC Topic 350 Intangibles—Goodwill and Other requires that software development costs incurred subsequent to reaching technological feasibility be capitalized, if material. If the process of developing a new product or major enhancement does not include a detailed program design, technological feasibility is determined only after completion of a working model. To date, the period between achieving technological feasibility and the general availability of such software has been short, and the software development costs qualifying for capitalization have been insignificant. The Company recorded research and development expense of $0 and $0 for the year ended December 31, 2020 and 2019, respectively.

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

NET LOSS PER SHARE

Basic net income (loss) per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period increased to include the number of additional common shares that would have been outstanding if potentially dilutive securities had been issued. On December 31, 2020 and 2019, we excluded the common stock issuable upon conversion of non-redeemable convertible notes, convertible notes, Series A Stock, Series B Stock, Series C Stock, common stock to be issued and warrants of 8,379,046,549 shares and 7,016,249,249 shares, respectively, as their effect would have been anti-dilutive. On December 31, 2020, common stock equivalents exceed authorized shares of common stock of the Company.

FOREIGN CURRENCY TRANSLATION

The financial statements are presented in the Company’s functional currency which is the United States dollars. The functional currency of the Company’s Canadian subsidiary, I8 Interactive Corporation, is the United States dollar. In accordance with FASB ASC 830, Foreign Currency Matters, foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non-monetary assets and liabilities are translated at exchange rates prevailing at the transaction date. Revenue and expenses are translated at average rates of exchange during the periods presented. Related translation adjustments are reported as gains or losses resulting from foreign currency transactions and are included in results of operations.

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

Derivative liabilities are measured at fair value on a recurring basis using Level 3 inputs.

The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2020 on a recurring basis:

	2020
	Level 1	Level 2	Level 3
Description	$	$	$
Derivative liabilities	—	—	172,261

	2019
	Level 1	Level 2	Level 3
Description	$	$	$
Derivative liabilities	—	—	452,549

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). This update amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity's own equity and improves and amends the related EPS guidance for both Subtopics. This standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2023, which means it will be effective for our fiscal year beginning January 1, 2014. Early adoption is permitted but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We are currently evaluating the impact of ASU 2020-06 on our consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

NOTE 3 – NON-REDEEMABLE CONVERTIBLE NOTES

On June 10, 2014, the Company agreed to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable issued to The Cellular Connection Ltd. during the period from February 22, 2013 to June 10, 2014 with a total carrying value $42,189. The issue price of the Note is $42,189 with a face value of $54,193 and the Note has an original maturity date of December 31, 2014 which is subject to automatic renewal. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2015. The outstanding face value of the Note shall increase by another 20% on January 1, 2016 and again on each one-year anniversary of the Note until the Note has been paid in full. During the year ended December 31, 2020, the Company elected to convert $2,252 of principal and interest into 22,524,864 shares of common stock of the Company at a fixed conversion price of $0.0001 per share. These conversions resulted in a loss on debt settlement of $890,986 due to the requirement to record the share issuance at fair value on the date the shares were issued. The consolidated statement of operations includes interest expense of $376 and $2,378 for the year ended December 31, 2020 and 2019, respectively. On December 31, 2020 and 2019, the carrying amount of the Note is $0 and $1,878 (face value of $1,878 less $0 unamortized discount), respectively.

On September 1, 2016, Doug Clark, former Chief Executive Officer and related party, assigned the Side Letter Agreement (“Note”) dated June 10, 2014 with a total carrying value $382,016 to DC Design Inc. (“DC Design”). On September 1, 2016, the Company entered into an amended Side Letter Agreement with DC Design to amend and add certain terms to the Side Letter Agreement and advances from the period from June 25, 2014 to December 24, 2014. Under the terms of the amended Side Letter Agreement, the issue price of the Note is $174,252 with an interest rate 20% per annum and an original maturity date of December 31, 2017 which is subject to automatic renewal. In addition, on September 30, 2019, the Company and DC Design entered into an Agreement to change the original maturity date of the Note to December 31, 2021. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.003 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2022. The outstanding face value of the Note shall increase by another 20% on January 1, 2023 and again on each one-year anniversary of the Note until the Note has been paid in full. The consolidated statement of operations includes interest expense of $5,502 and $4,585 for the year ended December 31, 2020 and 2019, respectively. On December 31, 2020 and 2019, the carrying amount of the Note is $33,010 (face value of $33,010 less $0 unamortized discount) and $27,508 (face value of $27,508 less $0 unamortized discount), respectively.

On January 8, 2018, the Company entered into a Side Letter Agreement (“Note”) with The Cellular Connection Ltd., to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $14,930 issued by the Company during the period of June 2014 and December 2017. The issue price of the Note is $14,930 with a face value of $17,916 and the Note has an original maturity date of December 31, 2018 which is subject to automatic renewal. On September 30, 2019, the Company and The Cellular Connection Ltd. entered into an Agreement to change the original maturity date of the Note to December 31, 2021. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2022. The outstanding face value of the Note shall increase by another 20% on January 1, 2023 and again on each one-year anniversary of the Note until the Note has been paid in full. During the year ended December 31, 2020, the Company elected to convert $25,799 of principal and interest into 257,990,370 shares of common stock of the Company at a fixed conversion price of $0.0001 per share. These conversions resulted in a loss on debt settlement of $892,297 due to the requirement to record the share issuance at fair value on the date the shares were issued. The consolidated statement of operations includes interest expense of $4,300 and $3,583 for the year ended December 31, 2020 and 2019, respectively. On December 31, 2020 and 2019, the carrying amount of the Note is $0 and $21,499 (face value of $21,499 less $0 unamortized discount), respectively.

On January 8, 2018, the Company entered into a Side Letter Agreement (“Note”) with Stuart Turk, to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $244,065 issued by the Company during the period of July 2014 and December 2017. The issue price of the Note is $244,065 with a face value of $292,878 and the Note has an original maturity date of December 31, 2018 which is subject to automatic renewal. On September 30, 2019, the Company and Stuart Turk entered into an Agreement to change the original maturity date of the Note to December 31, 2021. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2022. The outstanding face value of the Note shall increase by another 20% on January 1, 2023 and again on each one-year anniversary of the Note until the Note has been paid in full. During the year ended December 31, 2020, the Company elected to convert $1,400 of principal and interest into 14,000,000 shares of common stock of the Company at a fixed conversion price of $0.0001 per share. These conversions resulted in a loss on debt settlement of $58,800 due to the requirement to record the share issuance at fair value on the date the shares were issued. The consolidated statement of operations includes interest expense of $70,291 and $58,576 for the year ended December 31, 2020 and 2019, respectively. On December 31, 2020 and 2019, the carrying amount of the Note is $420,344 (face value of $420,344 less $0 unamortized discount) and $351,454 (face value of $351,454 less $0 unamortized discount), respectively.

On April 12, 2018, the Company entered into a Side Letter Agreement (“Note”) with Jordan Turk to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $45,000 issued by the Company during the period of March 19, 2018 to April 12, 2018. The issue price of the Note is $45,000 with a face value of $54,000 and the Note has an original maturity date of December 31, 2018 which is subject to automatic renewal. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2019. The outstanding face value of the Note shall increase by another 20% on January 1, 2020 and again on each one-year anniversary of the Note until the Note has been paid in full. During the year ended December 31, 2020, the Company elected to convert $2,000 of principal and interest into 20,000,000 shares of common stock of the Company at a fixed conversion price of $0.0001 per share. These conversions resulted in a loss on debt settlement of $62,000 due to the requirement to record the share issuance at fair value on the date the shares were issued. The consolidated statement of operations includes interest expense of $12,840 and $10,800 for the year ended December 31, 2020 and 2019, respectively. On December 31, 2020 and 2019, the carrying amount of the Note is $75,040 (face value of $75,040 less $0 unamortized discount) and $64,200 (face value of $64,200 less $0 unamortized discount), respectively.

On May 10, 2018, the Company entered into a Side Letter Agreement (“Note”) with Jordan Turk to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $35,000 issued by the Company on May 9, 2018. The issue price of the Note is $35,000 with a face value of $42,000 and the Note has an original maturity date of December 31, 2018 which is subject to automatic renewal. On September 30, 2019, the Company and Jordan Turk entered into an Agreement to change the original maturity date of the Note to December 31, 2021. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2022. The outstanding face value of the Note shall increase by another 20% on January 1, 2023 and again on each one-year anniversary of the Note until the Note has been paid in full. The consolidated statement of operations includes interest expense of $10,080 and $8,400 for the year ended December 31, 2020 and 2019, respectively. On December 31, 2020 and 2019, the carrying amount of the Note is $60,480 (face value of $60,480 less $0 unamortized discount) and $50,400 (face value of $50,400 less $0 unamortized discount), respectively.

On September 13, 2018, the Company entered into a Side Letter Agreement (“Note”) with Jordan Turk to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $40,000 issued by the Company during the period of July 10 to September 13, 2018. The issue price of the Note is $40,000 with a face value of $48,000 and the Note has an original maturity date of December 31, 2018 which is subject to automatic renewal. On September 30, 2019, the Company and Jordan Turk entered into an Agreement to change the original maturity date of the Note to December 31, 2021. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2022. The outstanding face value of the Note shall increase by another 20% on January 1, 2023 and again on each one-year anniversary of the Note until the Note has been paid in full. The consolidated statement of operations includes interest expense of $11,520 and $9,600 for the year ended December 31, 2020 and 2019, respectively. On December 31, 2020 and 2019, the carrying amount of the Note is $69,120 (face value of $69,120 less $0 unamortized discount) and $57,600 (face value of $57,600 less $0 unamortized discount), respectively.

On January 31, 2019, the Company entered into a Side Letter Agreement (“Note”) with Stuart Turk to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $106,968 issued by the Company during the period of January 3, 2018 to December 28, 2018. The issue price of the Note is $106,968 with a face value of $128,362 and the Note has an original maturity date of December 31, 2019 which is subject to automatic renewal. On September 30, 2019, the Company and Stuart Turk entered into an Agreement to change the original maturity date of the Note to December 31, 2021. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2022. The outstanding face value of the Note shall increase by another 20% on January 1, 2023 and again on each one-year anniversary of the Note until the Note has been paid in full. The consolidated statement of operations includes interest expense of $25,672 and $21,394 for the year ended December 31, 2020 and 2019, respectively. On December 31, 2020 and 2019, the carrying amount of the Note is $154,034 (face value of $154,034 less $0 unamortized discount) and $128,362 (face value of $128,362 less $0 unamortized discount), respectively.

On January 31, 2019, the Company entered into a Side Letter Agreement (“Note”) with The Cellular Connection Ltd. to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $20,885 issued by the Company during the period of January 23, 2018 to October 16, 2018. The issue price of the Note is $20,885 with a face value of $25,062 and the Note has an original maturity date of December 31, 2019 which is subject to automatic renewal. On September 30, 2019, the Company and The Cellular Connection Ltd. entered into an Agreement to change the original maturity date of the Note to December 31, 2021. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2022. The outstanding face value of the Note shall increase by another 20% on January 1, 2023 and again on each one-year anniversary of the Note until the Note has been paid in full. During the year ended December 31, 2020, the Company elected to convert $115 of principal and interest into 1,150,030 shares of common stock of the Company at a fixed conversion price of $0.0001 per share. These conversions resulted in a loss on debt settlement of $3,795 due to the requirement to record the share issuance at fair value on the date the shares were issued. The consolidated statement of operations includes interest expense of $5,012 and $4,177 for the year ended December 31, 2020 and 2019, respectively. On December 31, 2020 and 2019, the carrying amount of the Note is $29,960 (face value of $29,960 less $0 unamortized discount) and $25,062 (face value of $25,062 less $0 unamortized discount), respectively.

NOTE 4 – NOTES PAYABLE

As of December 31, 2020 and 2019, notes payable due to Stuart Turk, Jordan Turk and The Cellular Connection Limited, a corporation controlled by Stuart Turk, totaling $83,332 and $48,461, respectively, were outstanding. The balances are non-interest bearing, unsecured and have no specified terms of repayment. During the year ended December 31, 2020, notes payable were issued for $137,415 expenses paid on behalf of the Company and $14,626 for cash advanced to the Company and notes payable were repaid by the Company with $117,170 in cash.

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

NOTE 5 – PROMISSORY NOTES

Promissory Note

As of December 31, 2020 and 2019, a promissory note of $85,796 (principal $76,263 and interest of $9,533) and $78,170 (principal $76,263 and interest of $1,907), respectively, was outstanding. The promissory note bears interest of 10% per annum, is unsecured and matures on December 31, 2021. The promissory note was issued on September 30, 2019 to settle notes payable of $76,263.

Promissory Notes – Related Party

As of December 31, 2020 and 2019, promissory notes – related party of $194,485 (principal $172,876 and interest of $21,609) and $177,197 (principal $172,876 and interest of $4,321), respectively, were outstanding. The promissory notes – related party bear interest of 10% per annum, are unsecured, mature on December 31, 2021 and are due to Nadav Elituv, the Company's Chief Executive Officer.

The promissory notes – related party were issued on September 30, 2019 to settle advances and accrued salary due to related party of $172,876.

NOTE 6 – CONVERTIBLE NOTE

Firstfire Global Opportunities Fund, LLC

On March 1, 2019, the Company entered into a Securities Purchase Agreement with Firstfire Global Opportunities Fund, LLC, (“Holder”) relating to the issuance and sale of a Senior Convertible Note (the “Note”) with an original principal amount of $200,000 less an original issue discount of $20,000 and transaction costs of $5,000 bearing a 7% annual interest rate and maturing September 1, 2020 for $175,000 in cash. The Note and accrued interest, at the option of the Holder, is convertible into common shares of the Company at $0.10 per share. After 180 days after the issue date, the Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at the lessor of (i) $0.10 per share or (ii) a variable conversion price calculated at 65% of the market price defined as the lowest trading price during the ten trading day period ending on the latest trading day prior to the conversion date. The Company may prepay the Note in cash, if repaid within 90 days of date of issue, at 115% of the original principal amount plus interest, between 90 days and 120 days at 120% of the original principal amount plus interest and between 120 days and 180 days at 130% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. During the year ended December 31, 2020, the Holder converted 2,695,000 shares of common stock of the Company with a fair value of $208,285 to settle principal and interest of $106,232 ($94,232 of principal and $12,000). The conversions resulted in the settlement of derivative liabilities of $153,668 and a loss on settlement of debt of $48,097. On December 31, 2020 and 2019, the Note was recorded at amortized cost of $0 and $19,752 (comprised of principal of $94,232 plus accrued interest of $10,284 less debt discount of $84,764), respectively.

Power Up Lending Group Ltd.

On February 3, 2020 the Company entered into a Securities Purchase Agreement with Power Up Lending Group Ltd. (“Holder”) relating to the issuance and sale of a Senior Convertible Note (the “Note”) with an original principal amount of $103,000 less transaction costs of $3,000 bearing an 8% annual interest rate and maturing July 31, 2021 for $100,000 in cash. After 180 days after the issue date, the Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the lowest three average trading price during the ten trading day period ending on the latest trading day prior to the conversion date. The Company may prepay the Note in cash, if repaid within 90 days of date of issue, at 118% of the original principal amount plus interest, between 91 days and 120 days at 123% of the original principal amount plus interest, between 121 days and 180 days at 129% of the original principal amount plus interest and after 181 days 175% of the original principal amount plus interest. From August 5, 2020 to August 24, 2020, the Holder converted 29,392,037 shares of common stock of the Company with a fair value of $145,312 to settle principal and interest of $107,120 ($103,000 of principal and $4,120). The conversions resulted in the settlement of derivative liabilities of $131,380 and a loss on settlement of debt of $490. On December 31, 2020 and 2019, the Note was recorded at amortized cost of $0 and $0, respectively.

On April 14, 2020 the Company entered into a Securities Purchase Agreement with Power Up Lending Group Ltd. (“Holder”) relating to the issuance and sale of a Senior Convertible Note (the “Note”) with an original principal amount of $68,000 less transaction costs of $3,000 bearing an 8% annual interest rate and maturing October 14, 2021 for $65,000 in cash. After 180 days after the issue date, the Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the lowest three average trading price during the ten trading day period ending on the latest trading day prior to the conversion date. The Company may prepay the Note in cash, if repaid within 90 days of date of issue, at 118% of the original principal amount plus interest, between 91 days and 120 days at 123% of the original principal amount plus interest, between 121 days and 180 days at 129% of the original principal amount plus interest and after 181 days 175% of the original principal amount plus interest. During the year ended December 31, 2020, the Holder converted 36,290,909 shares of common stock of the Company with a fair value of $108,885 to settle principal and interest of $70,720 ($68,000 of principal and $2,720). The conversions resulted in the settlement of derivative liabilities of $90,117 and a loss on settlement of debt of $9,486. On December 31, 2020 and 2019, the Note was recorded at amortized cost of $0 and $0, respectively.

On July 13, 2020 the Company entered into a Securities Purchase Agreement with Power Up Lending Group Ltd. (“Holder”) relating to the issuance and sale of a Senior Convertible Note (the “Note”) with an original principal amount of $53,000 less transaction costs of $3,000 bearing an 8% annual interest rate and maturing July 13, 2021 for $50,000 in cash. After 180 days after the issue date, the Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the lowest three average trading price during the ten trading day period ending on the latest trading day prior to the conversion date. The Company may prepay the Note in cash, if repaid within 90 days of date of issue, at 118% of the original principal amount plus interest, between 91 days and 120 days at 123% of the original principal amount plus interest, between 121 days and 180 days at 129% of the original principal amount plus interest and after 181 days 175% of the original principal amount plus interest. On December 31, 2020 and 2019, the Note was recorded at amortized cost of $5,274 (comprised of principal of $53,000 plus accrued interest of $1,986 less debt discount of $49,712) and $0, respectively.

On September 11, 2020 the Company entered into a Securities Purchase Agreement with Power Up Lending Group Ltd. (“Holder”) relating to the issuance and sale of a Senior Convertible Note (the “Note”) with an original principal amount of $78,000 less transaction costs of $3,000 bearing an 8% annual interest rate and maturing March 11, 2022 for $75,000 in cash. After 180 days after the issue date, the Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the lowest three average trading price during the ten trading day period ending on the latest trading day prior to the conversion date. The Company may prepay the Note in cash, if repaid within 90 days of date of issue, at 118% of the original principal amount plus interest, between 91 days and 120 days at 123% of the original principal amount plus interest, between 121 days and 180 days at 129% of the original principal amount plus interest and after 181 days 175% of the original principal amount plus interest. On December 31, 2020 and 2019, the Note was recorded at amortized cost of $2,559 (comprised of principal of $78,000 plus accrued interest of $1,898 less debt discount of $77,339) and $0, respectively.

Crown Bridge Partners, LLC

On January 20, 2020, the Company entered into an Equity Purchase Agreement (“Agreement”) with Crown Bridge Partners, LLC, (“Holder”). In conjunction with the Agreement the Company entered into a Convertible Promissory Note (“Note”) for the commitment fee due to the Holder with an original principal amount of $25,000 bearing an 8% annual interest rate and maturing July 20, 2020. The Note and accrued interest, at the option of the Holder, is convertible into common shares of the Company at the Holder’s option at the lessor of (i) at a fixed conversion price of $0.20 per share or (ii) at a variable conversion price, while this Note is outstanding, at the greatest discount to market price of the shares of common stock of the Company in effect for other promissory notes outstanding for the Company. The greatest discount to market price is calculated at 65% of the market price defined as the lowest trading price during the ten trading day period ending on the latest trading day prior to the conversion date. The Company may prepay the Note in cash within 90 days of date of issue, at 118% of the original principal amount plus interest. On July 20, 2020, the Note went into default for non-payment. Due to the default, in accordance with the original terms of the Note, on July 20, 2020 outstanding principal and interest at was increased by 36% to $36,720 resulting in a loss on extinguishment of $21,546 (increase in principal and interest of $10,724 and increase in derivative liability of $10,822) and interest rate on the Note was increased to 12% per annum. On August 31, 2020, the Holder issued 10,400,000 shares of common stock of the Company with a fair value of $41,600 to settle principal of $19,104. The conversions resulted in the settlement of derivative liabilities of $26,332 and a gain on settlement of debt of $3,825. On October 8, 2020, the Holder issued 12,253,846 shares of common stock of the Company with a fair value of $49,015 to settle principal of $18,102. The conversions resulted in the settlement of derivative liabilities of $31,829 and a gain on settlement of debt of $916. On December 31, 2020 and 2019, the Note was recorded at amortized cost of $0 and $0, respectively.

NOTE 7 - CONVERTIBLE PROMISSORY NOTE DERIVATIVE LIABILITIES

The Convertible Promissory Notes with Firstfire Global Opportunities Fund, LLC, Crown Bridge Partners, LLC and Power Up Lending Group Ltd. with issue dates of March 1, 2019, January 20, 2020, February 3, 2020, April 14, 2020, July 13, 2020 and September 11, 2020, respectively, are accounted for under ASC 815.  The variable conversion price is not considered predominantly based on a fixed monetary amount settleable with a variable number of shares due to the volatility and trading volume of the Company’s common stock. The Company’s convertible promissory note derivative liabilities have been measured at fair value on March 1, 2019, December 31, 2019, January 20, 2020, February 3, 2020, April 14, 2020, July 13, 2020, September 11, 2020 and December 31, 2020 using the binomial model.

The inputs into the binomial models are as follows:

	March 1, 2019	December 31, 2019	January 20, 2020	February 3. 2020	April 14, 2020	July 13, 2020	September 11, 2020	December 31, 2020
Closing share price	$0.07	$0.20	$0.18	$0.115	$0.0559	$0.0105	$0.0037	$0.0031
Conversion price	$0.0364	$0.0683	$0.0488	$0.0587	$0.0338	$0.0068	$0.0024	$0.0019
Risk free rate	2.55%	1.60%	1.57%	1.60%	2.40%	0.16%	0.13%	0.09% to 0.10%
Expected volatility	403%	294%	351%	434%	330%	294%	270%	228% to 284%
Dividend yield	0%	0%	0%	0%	0%	0%	0%	0%
Expected life	1.51 years	0.67 years	0.5 years	1.49 years	1.5 years	1.0 years	1.5 years	0.53 to 1.19 years

The fair value of the convertible promissory note derivative liability relating to the Notes issued to Firstfire Global Opportunities Fund, LLC, Power Up Lending Group Ltd. and Crown Bridge Partners, LLC on March 1, 2019, February 3, 2020, January 20, 2020, April 14, 2020, July 13, 2020 and September 11, 2020 was $573,863 (2019 - $380,919), of which $315,000 (2019 - $175,000) was recorded as a debt discount and the remainder of $258,863 (2019 - $205,919) was recorded as initial derivative expense. During the year ended December 31, 2020, the convertible promissory note derivative liability was reduced by $422,492 (2019 - $0) for settlement of derivative liabilities due to conversion of the Notes into common stock by the Holders. The decrease (increase) in the fair value of the conversion option derivative liability of $246,098 and $(26,514), respectively is recorded as a gain (loss) in the consolidated statements of operations for the years ended December 31, 2020 and 2019, respectively. The fair value of the convertible promissory note derivative liabilities is $172,261 and $266,989 December 31, 2020 and 2019, respectively.

NOTE 8 – WARRANT LIABILITY

In conjunction with the issuance of the Senior Convertible Note with Firstfire Global Opportunities Fund, LLC (the “Note”) on March 1, 2019, the Company issued 1,000,000 warrants with an exercise price of $0.20 and a term of two years. The warrants are subject to down round and other anti-dilution protections. The warrant is tainted and classified as a liability as a result of the issuance of the Note since there is a possibility during the life of the warrant the Company would not have enough authorized shares available if the warrant is exercised. The Company’s warrant liability has been measured at fair value on March 1, 2019, December 31, 2019 and April 14, 2020 using the binomial model.

The inputs into the binomial models are as follows:

	March 1, 2019	December 31, 2019	April 14, 2020
Closing share price	$0.07	$0.20	$0.0559
Exercise price	$0.20	$0.20	$0.20
Risk free rate	2.27%	1.59%	1.59%
Expected volatility	364%	338%	310%
Dividend yield	0%	0%	0%
Expected life	2.0 years	1.17 years	0.88 years

The fair value of the warrant liability on March 1, 2019 was $68,798. The decrease (increase) in the fair value of the warrant liability of $144,059 and $(116,762) is recorded as a gain (loss) in the consolidated statements of operations for the years ended December 31, 2020 and 2019, respectively. The fair value of the warrant liability is $0 and $185,560 on December 31, 2020 and 2019, respectively.

On April 14, 2020, the Company issued 2,000,000 shares of common stock with a fair value of $111,800 to fully settle the 1,000,000 warrants issued in conjunction with the issuance of the Senior Convertible Note with Firstfire Global Opportunities Fund, LLC on March 1, 2019. The issue of the shares resulting in a loss on settlement of warrant liability of $70,299.

NOTE 9 – RELATED PARTY TRANSACTIONS

As of December 31, 2020 and 2019, advances and accrued salary of $106,928 and $17,840, respectively, were due to Nadav Elituv, the Company's Chief Executive Officer. The balance is non-interest bearing, unsecured and have no specified terms of repayment. During the year ended December 31, 2020, the Company issued advances due to related party for $94,944 expenses paid on behalf of the Company and for $5,215 cash advanced to the Company and advances due to related party were repaid by the Company with $86,671 in cash. During the year ended December 31, 2019, the Company issued advances due to related party of $84,163 for expenses paid on behalf of the Company, cash received of $28,455, settlement of accrued compensation of $75,600 and settlement of account payable of $11,817 and Company repaid advance due to related party with $52,542 in cash and $9,448 in shares of common stock of the Company. On September 30, 2019, the Company issued promissory notes to settle advances and accrued salary of $172,876 (See Note 5).

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

Stock-based compensation – salaries expense related to these employment agreements for the years ended December 31, 2020 and 2019 is $491,450 and $1,762,557, respectively. Stock-based compensation – salaries expense was recognized ratably over the requisite service period.

NOTE 10 - INCOME TAXES

A reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	2020	2019
Net loss before income taxes per consolidated financial statements	$(7,666,062)	$(5,676,436)
Income tax rate	21%	21%
Income tax recovery	(1,610,000)	(1,192,100)
Non-deductible share-based payments	1,062,100	566,600
Non-deductible interest	50,300	33,200
Loss on settlement of debt	431,200	293,600
Initial derivative expense	54,400	57,700
Change in fair value of derivative expense	(82,000)	30,000
Valuation allowance change	94,000	211,000
Income tax expense (recovery)	$—	$—

The significant component of deferred income tax assets on December 31, 2020 and 2019 is as follows:

	2020	2019
Net operating loss carry-forward	$893,000	$799,900
Valuation allowance	(893,000)	(799,900)
Net deferred income tax asset	$—	$—

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

As of December 31, 2020 and 2019 the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the year ended December 31, 2020 and 2019 and no interest or penalties have been accrued as of December 31, 2020 and 2019. As of December 31, 2020 and 2019, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

Series A Stock, Series B Stock and Series C Stock has been classified as temporary equity (outside of permanent equity) on the consolidated balance sheet on December 31, 2020 and 2019 because other tainting contracts such as convertible notes have inadequate available authorized shares of the Company for settlement.

On October 7, 2020, the Company agree to issue 5,000 shares of Series C Convertible Preferred Stock with a fair value of $542,857 ($108.57 per share) for a one-year subscription to an online marketing platform to support the gocart.city grocery delivery application.

On November 1, 2019, the Company issued 30,000 shares of Series A Convertible Preferred Stock with a fair value of $33,000 ($1.10 per share) for stock-based compensation due to Nadav Elituv, the Chief Executive Officer of the Company.

On December 19, 2019, the Company issued 4,000 shares of Series B Convertible Preferred Stock with a fair value of $1,520,000 ($380 per share) for services to be provided from December 19, 2019 to December 19, 2020.

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

During the year ended December 31, 2020, the Holders of the Senior Convertible Notes issued on March 1, 2019, January 20, 2020, February 3, 2020 and April 14, 2020 elected to convert $302,438 of principal and $18,840 of interest into 91,031,792 shares of common stock of the Company with a fair value of $553,097 resulting in a loss on extinguishment of debt of $53,332.

On April 14, 2020, the Company issued 2,000,000 shares of common stock with a fair value of $111,800 to fully settle the 1,000,000 warrants issued in conjunction with the issuance of the Senior Convertible Note with Firstfire Global Opportunities Fund, LLC on March 1, 2019. The issue of the shares resulting in a loss on settlement of warrant liability of $70,299.

On May 7, 2020, The Company issued 11,111,111 shares of common stock with a fair value of $200,000 for a subscription to an online marketing platform to support the gocart.city grocery delivery application.

During the year ended December 31, 2020, the Company issued 17,999,999 shares of common stock and incurred an obligation to issue 32,000,001 shares of common stock for prepaid stock-based compensation for consulting services with a fair value of $525,000.

During the year ended December 31, 2020, the Company issued 97,500,000 shares of common stock for stock-based compensation for consulting services with a fair value of $1,025,100.

During the year ended December 31, 2020, the Company issued 154,000,000 shares of common stock for stock-based compensation due to officer and directors with a fair value of $1,896,800.

On April 5, 2019, the Company issued 100 shares of common stock to settle shares to be issued for professional services (common stock to be issued) valued at $8,000 ($80.00 per share).

On April 5, 2019, the Company issued 100 shares of common stock valued at $7,000 ($70.00 per share) for professional services.

On June 11, 2019, the Company issued 30,000 shares of common stock to settle shares to be issued (common stock to be issued) valued at $903,000 ($30.10 per share), which has been recorded ratably over the contract period of July 1, 2018 to June 30, 2019, for stock based compensation due to Nadav Elituv, the Chief Executive Officer of the Company.

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

During the year ended December 31, 2020, the Company elected to convert $31,569 of principal and interest of non-redeemable convertible notes into 315,665,264 shares of common stock of the Company with a fair value of $1,939,444 resulting in a loss of extinguishment of debt of $1,907,875.

Common stock to be issued

On December 31, 2020 and 2019, the Company had an obligation to issue 32,000,001 shares of common stock valued at $336,000 and 0 shares of common stock, respectively, for stock-based compensation – consulting services.

2015 Stock Option Plan

On February 12, 2020, the Board of Directors approved the 2020 Stock Incentive Plan (the “2020 Plan”) to attract and retain the best available personnel, to provide additional incentive to employees, directors and consultants, and to promote the success of the Company's business. Pursuant to the 2020 Plan, the Board may grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares and restricted share units. to eligible persons. The maximum aggregate number of shares of common stock with respect to which awards granted under the Plan shall not exceed 50,000,000. On December 31, 2020, there are 10,500,000 shares of common stock available in the 2020 Plan.

NOTE 13 – SUBSEQUENT EVENTS

From January 1, 2021 to March 26, 2021, the Company elected to convert $44,350 of principal and interest of non-redeemable convertible notes into 443,500,000 shares of common stock of the Company with a fair value of $1,938,150 resulting in a loss of extinguishment of debt of $1,893,800.

From January 1, 2021 to March 26, 2021, the Holders of the Senior Convertible Notes issued on July 13, 2020 and September 11, 2020 elected to convert $131,000 of principal and $5,240 of interest into 63,672,223 shares of common stock of the Company with a fair value of $218,127.

From January 1, 2021 to March 26, 2021, the Company issued 30,000,000 shares of common stock for stock-based compensation for consulting services with a fair value of $270,000.

From January 1, 2021 to March 26, 2021, the Company issued 2,500,000 shares of common stock for stock-based compensation due to officer and directors with a fair value of $16,000.

On January 20, 2021, the Company issued a Side Letter Convertible Promissory Note (“Note”) for $15,823 in cash. The issue price of the Note is $15,823 with a face value of $23,735 and the Note is due on demand. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0034 per share of the Company’s common stock. On January 20, 2021, the Company and the holder of the Note agreed to convert $23,735 of principal and interest into 8,823,529 shares of common stock of the Company.

Redstart Holdings Corp.

On February 23, 2021, the Company entered into a Securities Purchase Agreement with Redstart Holdings Corp. (“Holder”) relating to the issuance and sale of a Convertible Note (the “Note”) with an original principal amount of $153,000 less transaction costs of $3,000 bearing an 8% annual interest rate and maturing August 23, 2022 for $150,000 in cash. After 180 days after the issue date, the Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the lowest three average trading price during the ten trading day period ending on the latest trading day prior to the conversion date. The Company may prepay the Note in cash, if repaid within 90 days of date of issue, at 118% of the original principal amount plus interest, between 91 days and 120 days at 123% of the original principal amount plus interest, between 121 days and 180 days at 129% of the original principal amount plus interest and after 181 days 175% of the original principal amount plus interest.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We have had no changes in or disagreements with our accountants. None of our principal independent accountants have resigned or declined to stand for re-election.

ITEM 9A(T). CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2020. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO-2013). As a result of this assessment, management concluded that, as of December 31, 2020, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2021: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, which are included within disclosure controls and procedures, that occurred during our fiscal quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position(s)
Nadav Elituv	58	CEO, President., Secretary, Treasurer and Director (Principal Executive Officer)
Steven Gryfe	52	Chief Financial Officer (Principal Financial and Accounting Officer)
Ryan Wilson	45	Director
Bradley Southam	49	Director

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

 Independent Directors

Our Board of Directors has determined that Ryan Wilson and Bradley Southam are “independent directors” within the meaning of NASDAQ Marketplace Rule 5605(a)(2). As of March 26, 2021, our common stock is quoted on the OTC Pinks tier of the OTC Markets.

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

The Board of Directors will consider candidates for director positions that are recommended by any of our stockholders. The recommended candidate should be submitted to us in writing addressed to 1035 Queensway East, Mississauga, Ontario L4Y 4C1. The recommendation shall include the following information: name of candidate; address, phone, and fax number of candidate; a statement signed by the candidate certifying that the candidate wishes to be considered for nomination to our Board of Directors and stating why the candidate believes that he or she meets the director qualification criteria and would otherwise be a valuable addition to our Board of Directors; a summary of the candidate's work experience for the prior five years and the number of shares of our stock beneficially owned by the candidate.

The Board will evaluate the recommended candidate and will determine whether or not to proceed with the candidate in accordance with our procedures. We reserve the right to change our procedures at any time to comply with the requirements of applicable laws.

Code of Ethics

 We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We will provide a copy of our Code of Ethics to any person, free of charge, upon written request to Nadav Elituv at Two Hands Corporation, 1035 Queensway East, Mississauga, Ontario, Canada L4Y 4C1.

ITEM 11. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Nadav Elituv, Principal Executive Officer, President, Chairman and Director (3)	2020	$75,600	$—	$491,450 (3)	$—	$—	$—	$—	$567,050
	2019	$ 151,200 (2) (3)	$—	$1,762,557 (3)	$—	$—	$—	$—	$1,913,757
Steven Gryfe, Chief Executive Officer (1)	2020	$—	$—	$ 468,450 (3)	$—	$—	$—	$—	$468,450
	2019	$—	$—	$ 289,008 (3)	$—	$—	$—	$—	$289,008

(1)	Mr. Gryfe was appointed as Chief Financial Officer on June 18, 2019.
(2)	On September 19, 2019, the Company issued 24,387 shares of common stock valued at $151,200 ($6.20 per share), to fully settle salary payable, for the period July 1, 2019 to June 30, 2020, due to Nadav Elituv.
(3)	No shares of common stock of the Company have been sold by the Officers other than reported on Form 4, Statement of Changes of Beneficial Ownership of Securities, filed with the Securities Exchange Commission and remain in book-entry held by the Company’s transfer agent.

Stock Option Grants

We have not granted any stock options to the executive officers or directors since our inception.

Outstanding Equity Awards at Fiscal Year-End

On December 31, 2020, there were no unexercised options and no equity incentive plan awards for each name executive officer.

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

COMPENSATION OF DIRECTORS

The following table summarizes compensation paid to all of our directors who were not our named executive officers during the fiscal year ended December 31, 2020:

Name	Fees Earned of Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Ryan Wilson, Director	$—	$468,450	$—	$—	$468,450
Bradley Southam, Director	$—	$468,450	$—	$—	$468,450

During the year ended December 31, 2020, the Company issued 36,500,000 shares of common stock valued at $468,450 to the Ryan Wilson, a Director of the Company and 36,500,000 shares of common stock valued at $468,450 to the Bradley Southam, Director of the Company.

DIRECTOR COMPENSATION

We did not provide any cash compensation to directors for their service as directors during the last fiscal year.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During the fiscal year ended December 31, 2020, Nadav Elituv, Ryan Wilson, Bradley Southam and Brandon Milner served as our directors. We do not have a separately standing compensation committee and our board of directors did not perform similar functions as there was no executive compensation paid from our inception on April 3, 2009 through the end of our most recently completed fiscal year ended December 31, 2020. Our board of directors performs the functions of a compensation committee, however as of date of this Report, the board of directors have not have any set compensation.

During the fiscal year ended December 31, 2020, none of our executive officers:

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of March 26, 2021, as to shares of our shares of common stock beneficially owned by: (1) each person who is known by us to own beneficially more than 5% of our shares of common stock, (2) our named executive officer listed in the summary compensation table, (3) each of our directors and (4) all of our directors and executive officers as a group.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

	Common Stock		Series A Convertible Preferred Stock
Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage of Class (2)	Number of Shares Beneficially Owned	Percentage of Class (3)

Nadav Elituv, Chief Executive Officer and Director	77,000,000 (4)	6.04%	30,000 (5)	100%

Ryan Wilson, Director	37,500,000	3.01%	0	-

Bradley Southam, Director	37,500,000	3.01%	0	-

Steven Gryfe, CFO	37,500,000	3.01%	0	-

All directors and executive officers (4 persons)	189,500,000 (4)	14.87%	30,000	100%

Notes:

(1)	Unless otherwise noted, the address of the reporting person is c/o Two Hands Corporation, 1035 Queensway East, Mississauga, Ontario, Canada L4Y 4C1.

(2)	Based on 1,244,071,258 shares of common stock outstanding as of March 26, 2021 and shares of common stock that the reporting person has the right to acquire within 60 days from the date thereof.

(3)	Based on 30,000 shares of Series A Convertible Preferred Stock outstanding as of March 26, 2021.

(4)	Includes 30,000,000 shares of common stock issuable up on the conversion of 30,000 shares of Series A Convertible Preferred Stock. Each share of our Series A Convertible Preferred Stock converts into 1,000 shares of our common stock.

(5)	Holders of our Series A Convertible Preferred Stock have such number of votes as is determined by multiplying: (a) the number of shares of Series A Convertible Preferred Stock held by such holder; (b) 1,000 (number which each share of our Series A Convertible Preferred Stock converts into our common stock); and (c) 100. Accordingly, on any shareholders vote, Nadav Elituv has a total of 3,047,000,000 votes, and greater than 74% of the issued and outstanding voting stock of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

On February 12, 2020, the Board of Directors approved the 2020 Stock Incentive Plan (the “2020 Plan”) to attract and retain the best available personnel, to provide additional incentive to employees, directors and consultants, and to promote the success of the Company's business. Pursuant to the 2020 Plan, the Board may grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares and restricted share units. to eligible persons. The maximum aggregate number of shares of common stock with respect to which awards granted under the Plan shall not exceed 50,000,000. On December 31, 2020, there are 11,500,000 shares of common stock available in the 2020 Plan.

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

Transactions

As of December 31, 2020 and 2019, advances and accrued salary of $106,928 and $17,840, respectively, were due to Nadav Elituv, the Company's Chief Executive Officer. The balance is non-interest bearing, unsecured and have no specified terms of repayment. During the year ended December 31, 2020, the Company issued advances due to related party for $94,944 expenses paid on behalf of the Company and for $5,215 cash advanced to the Company and advances due to related party were repaid by the Company with $86,671 in cash. During the year ended December 31, 2019, the Company issued advances due to related party of $84,163 for expenses paid on behalf of the Company, cash received of $28,455, settlement of accrued compensation of $75,600 and settlement of account payable of $11,817 and Company repaid advance due to related party with $52,542 in cash and $9,448 in shares of common stock of the Company. On September 30, 2019, the Company issued promissory notes to settle advances and accrued salary of $172,876.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fees related to services performed by Sadler, Gibb & Associates, LLC for the years ended December 31, 2020 and 2019 were as follows:

	2020	2019
Audit Fees	$50,975	$46,275
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$50,975	$46,275

Pre-Approval Policies

The Board's policy is to pre-approve all audit services and all non-audit services before they commence, including the fees and terms thereof, to be provided by our independent auditor. All of the services provided during the fiscal year ended December 31, 2020 were pre-approved. No audit, review or attest services were approved in accordance with Section 2-01(c)(7)(i)(C) of Regulation S-X during the fiscal year ended December 31, 2020.

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

a. The following documents are filed as part of this annual report on Form 10-K:

1. FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets on December 31, 2020 and 2019

Consolidated Statements of Operations for the years ended December 31, 2020 and 2019

Consolidated Statement of Stockholders' Deficit for the years ended December 31, 2020 and 2019

Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019

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

TWO HANDS CORPORATION

Dated: March 29, 2021	By: /s/ Nadav Elituv Name: Nadav Elituv Title: President, Chief Executive Officer and Director (Principal Executive Officer)

By: /s/ Steven Gryfe Name: Steven Gryfe Title: Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

By: /s/ Nadav Elituv Nadav Elituv	President, Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2021

By: /s/ Steven Gryfe Steven Gryfe	Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2021

By: /s/ Ryan Wilson Ryan Wilson	Director	March 29, 2021

By: /s/ Bradley Southam Bradley Southam	Director	March 29, 2021

