Form 10-Q
period 2021-03-31
Two Hands Corp
filed 2021-05-17
CIK 1494413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission File Number: 333-167667

TWO HANDS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	42-1770123
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
1035 Queensway East, Mississauga, Ontario, Canada (Address of Principal Executive Offices)	L4Y 4C1 (Zip Code)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 17, 2021, the issuer had 1,490,292,512 shares of its common stock issued and outstanding, par value $0.0001 per share.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains "forward-looking statements" that involve risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in our Form 10-K filed on March 29, 2021, and other filings we make with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

The following discussion and analysis of financial condition and results of operations is based upon and should be read in conjunction with our audited financial statements and related notes thereto included elsewhere in this report, and in our Form 10-K filed on March 29, 2021.

TWO HANDS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2021

TABLE OF CONTENTS

PART I		PAGE
Item 1.	Financial Statements (Unaudited)	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	21
PART II
Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3.	Defaults Upon Senior Securities	22
Item 4.	Mining Safety Disclosures	22
Item 5.	Other Information	22
Item 6.	Exhibits	23
	Signatures	24

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

TWO HANDS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
ASSETS	(Unaudited)

Current assets
Cash	$112,398	$21,843
Accounts receivable	83,478	41,097
Taxes receivable	6,411	8,824
Prepaid expense	514,121	891,889
Total current assets	716,408	963,653

Property and equipment, net	3,013	3,444

Total assets	$719,421	$967,097

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$234,553	$162,536
Non-redeemable convertible notes, net	839,161	75,040
Due to related party	32,426	106,928
Notes Payable	68,145	83,332
Promissory note	87,703	—
Promissory notes - related party	198,807	—
Convertible note, net	1,246	7,833
Derivative liabilities	211,380	172,261
Total current liabilities	1,673,421	607,930
Long-term liabilities
Promissory notes	42,386	85,796
Promissory notes - related party	—	194,485
Non-redeemable convertible notes, net	—	766,949
Total long-term liabilities	42,386	1,047,230

Total liabilities	1,715,807	1,655,160

Commitments and Contingencies	—	—

Temporary equity
Series A convertible preferred stock; $0.01 par value; 200,000 shares authorized, 60,000 and 30,000 shares issued and outstanding, respectively	143,000	33,000
Series B convertible preferred stock; $0.01 par value; 100,000 shares authorized, 4,000 shares issued and outstanding, respectively	1,520,000	1,520,000
Series C convertible preferred stock; $0.001 par value; 5,000 shares authorized, 5,000 shares issued and outstanding, respectively	542,857	542,857
Total temporary equity	2,205,857	2,095,857

Stockholder's deficit
Preferred stock; $0.001 par value; 1,000,000 shares authorized, 0 issued and outstanding	—	—
Common stock; $0.0001 par value; 3,000,000,000 shares authorized, 1,245,571,258 and 695,575,506 shares issued and outstanding, respectively	124,560	69,560
Additional paid-in capital	45,121,986	42,703,888
Common stock to be issued	336,000	336,000
Accumulated deficit	(48,784,789)	(45,893,368)
Total stockholders' deficit	(3,202,243)	(2,783,920)

Total liabilities and stockholders' deficit	$719,421	$967,097

The accompanying footnotes are an integral part of these unaudited financial statements.

TWO HANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended March 31,
	2021	2020

Sales	$189,157	$—
Cost of goods sold	170,610	—
Gross profit	18,547	—

Operating expenses
General and administrative	856,989	1,867,003
Total operating expenses	856,989	1,867,003

Loss from operations	(838,442)	(1,867,003)

Other income (expense)
Amortization of debt discount and interest expense	(69,899)	(30,610)
Loss on settlement of debt	(1,939,577)	(639,690)
Initial derivative expense	(112,116)	(100,554)
Change in fair value of derivative liabilities	68,613	185,567
Total other income (expense)	(2,052,979)	(585,287)

Net loss	$(2,891,421)	$(2,452,290)

Net loss per common share - basic and diluted	$(0.00)	$(0.16)

Weighted average number of common shares outstanding - basic and diluted	966,361,521	15,727,507

The accompanying footnotes are an integral part of these unaudited financial statements.

TWO HANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
For the three months ended March 31, 2021 and 2020
(Unaudited)

	Common Stock		Common Stock to be	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Issued	Capital	Deficit	Deficit
Balance, December 31, 2020	695,575,506	$69,560	$336,000	$42,703,888	$(45,893,368)	$(2,783,920)

Stock issued for conversion of non-redeemable convertible notes	452,323,529	45,232	—	1,919,389	—	1,964,621
Stock issued for conversion of convertible notes	63,672,223	6,368	—	211,759	—	218,127
Stock issued for consulting	30,000,000	3,000	—	267,000	—	270,000
Stock issued for officer and director compensation	4,000,000	400	—	19,950	—	20,350
Net loss	—	—	—	—	(2,891,421)	(2,891,421)
Balance, March 31, 2021	1,245,571,258	$124,560	$336,000	$45,121,986	$(48,784,789)	$(3,202,243)

	Common Stock		Common Stock to be	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Issued	Capital	Deficit	Deficit
Balance, December 31, 2019	6,267,340	$627	$—	$36,857,580	$(38,227,306)	$(1,369,099)

Stock issued for conversion of non-redeemable convertible notes	6,320,000	632	—	591,592	—	592,224
Stock issued for conversion of convertible notes	2,695,000	270	—	208,015	—	208,285
Stock issued for consulting	2,500,000	250	—	112,250	—	112,500
Stock issued for officer and director compensation	18,000,000	1,800	—	1,158,200	—	1,160,000
Net loss	—	—	—	—	(2,452,290)	(2,452,290)
Balance, March 31, 2020	35,782,340	$3,579	$—	$38,927,637	$(40,679,596)	$(1,748,380)

The accompanying footnotes are an integral part of these unaudited financial statements.

TWO HANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(2,891,421)	$(2,452,290)
Adjustments to reconcile net loss
to cash used in operating activities
Depreciation and amortization	431	415
Amortization of prepaid expense	377,768	451,090
Stock-based compensation	290,350	1,272,502
Amortization of debt discount	69,899	30,610
Loss on settlement of debt	1,939,577	639,690
Initial derivative expense	112,116	100,554
Change in fair value of derivative liabilities	(68,613)	(185,567)
Change in operating assets and liabilities
Accounts and taxes receivable	(39,083)	(446)
Accounts payable and accrued liabilities	108,854	13,720
Net cash used in operating activities	(100,122)	(129,722)

Cash flows from investing activities
Purchase of property and equipment	—	(1,417)
Net cash used in investing activities	—	(1,417)

Cash flow from financing activities
Advances by related party	18,203	19,196
Repayment of advances to related party	(20,505)	(11,627)
Proceeds from notes payable	7,860	84,144
Repayments of notes payable	—	(58,882)
Proceeds from promissory notes	19,217	—
Proceeds from non-redeemable convertible	15,823	—
Proceeds from convertible notes	150,000	100,000
Net cash provided by financing activities	190,598	132,831

Change in foreign exchange	79	—

Net change in cash	90,555	1,692

Cash, beginning of the period	21,843	293

Cash, end of the period	$112,398	$1,985

Cash paid during the year
Interest paid	$—	$—
Income taxes paid	$—	$—

Supplemental disclosure of non-cash investing and financing activities
Stock issued to settle accrued liabilities	$110,000	$—
Stock issued to settle non-redeemable convertible notes	$1,964,621	$592,224
Stock issued to settle convertible notes	$218,126	$208,285
Initial debt discount from derivative	$150,000	$100,000
Transfer of advances to promissory notes	$23,047	$—
The accompanying footnotes are an integral part of these unaudited financial statements.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying financial statements of Two Hands Corporation have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the annual financial statements for the year ended December 31, 2020 of Two Hands Corporation in our Form 10-K filed on March 29, 2021.

The interim financial statements present the balance sheets, statements of operations, stockholders’ deficit and cash flows of Two Hands Corporation. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2021 and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

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

GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the three months ended March 31, 2021, the Company incurred a net loss of $2,891,421 and used cash in operating activities of $100,122, and on March 31, 2021, had stockholders’ deficit of $3,202,243. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a period one year from the date that the financial statements are issued. The Company will be dependent upon the raising of additional capital through placement of its common stock in order to implement its business plan. There can be no assurance that the Company will be successful in this situation. The Company is unable to predict the effect, if any, that the coronavirus COVID-19 global pandemic may have on its access to the financing markets. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might result from this uncertainty. We are currently funding our operations by way of cash advances from our Chief Executive Officer, note holders, shareholders and others; however, we do not have any oral or written agreements with them or others to loan or advance funds to us. There can be no assurances that we will be able to receive loans or advances from them or other persons in the future.

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

The allowance for doubtful accounts at March 31, 2021 and 2020 is $0 and $0, respectively.

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

During the three months ended March 31, 2021 and 2020, the Company had revenue of $189,157 and $0, respectively. The Company recognized revenue of $55,042 from the sale of groceries to consumers via the gocart.city online grocery delivery application and $134,115 from the sale of dry goods and produce to other businesses.

RESEARCH AND DEVELOPMENT COSTS

Software development costs are included in research and development and are expensed as incurred. FASB ASC Topic 350 Intangibles—Goodwill and Other requires that software development costs incurred subsequent to reaching technological feasibility be capitalized, if material. If the process of developing a new product or major enhancement does not include a detailed program design, technological feasibility is determined only after completion of a working model. To date, the period between achieving technological feasibility and the general availability of such software has been short, and the software development costs qualifying for capitalization have been insignificant. The Company recorded research and development expense of $0 and $0 for the three months ended March 31, 2021 and 2020, respectively.

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

NET LOSS PER SHARE

Basic net income (loss) per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period increased to include the number of additional common shares that would have been outstanding if potentially dilutive securities had been issued. On March 31, 2021 and 2020, we excluded the common stock issuable upon conversion of non-redeemable convertible notes, convertible notes, Series A Stock, Series B Stock, Series C Stock, common stock to be issued and warrants of 9,602,051,330 shares and 8,414,417,170 shares, respectively, as their effect would have been anti-dilutive. On March 31, 2021, common stock equivalents exceed authorized shares of common stock of the Company.

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

Derivative liabilities are measured at fair value on a recurring basis using Level 3 inputs.

The following tables present assets and liabilities that are measured and recognized at fair value as on a recurring basis:

	March 31, 2021
	Level 1	Level 2	Level 3
Description	$	$	$
Derivative liabilities	—	—	211,380

	December 31, 2020
	Level 1	Level 2	Level 3
Description	$	$	$
Derivative liabilities	—	—	172,261

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

NOTE 3 – NON-REDEEMABLE CONVERTIBLE NOTES

On June 10, 2014, the Company agreed to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable issued to The Cellular Connection Ltd. during the period from February 22, 2013 to June 10, 2014 with a total carrying value $42,189. The issue price of the Note is $42,189 with a face value of $54,193 and the Note has an original maturity date of December 31, 2014 which is subject to automatic renewal. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2015. The outstanding face value of the Note shall increase by another 20% on January 1, 2016 and again on each one-year anniversary of the Note until the Note has been paid in full. The condensed consolidated statement of operations includes interest expense of $0 and $93 for the three months ended March 31, 2021 and 2020, respectively. On March 31, 2021 and December 31, 2020, the carrying amount of the Note is $0 and $0, respectively. This Note has been paid in full.

On September 1, 2016, Doug Clark, former Chief Executive Officer and related party, assigned the Side Letter Agreement (“Note”) dated June 10, 2014 with a total carrying value $382,016 to DC Design Inc. (“DC Design”). On September 1, 2016, the Company entered into an amended Side Letter Agreement with DC Design to amend and add certain terms to the Side Letter Agreement and advances from the period from June 25, 2014 to December 24, 2014. Under the terms of the amended Side Letter Agreement, the issue price of the Note is $174,252 with an interest rate 20% per annum and an original maturity date of December 31, 2017 which is subject to automatic renewal. In addition, on September 30, 2019, the Company and DC Design entered into an Agreement to change the original maturity date of the Note to December 31, 2021. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.003 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2022. The outstanding face value of the Note shall increase by another 20% on January 1, 2023 and again on each one-year anniversary of the Note until the Note has been paid in full. The condensed consolidated statement of operations includes interest expense of $1,628 and $1,372 for the three months ended March 31, 2021 and 2020, respectively. On March 31, 2021 and December 31, 2020, the carrying amount of the Note is $34,638 (face value of $39,612 less $4,974 unamortized discount) and $33,010 (face value of $33,010 less $0 unamortized discount), respectively.

On January 8, 2018, the Company entered into a Side Letter Agreement (“Note”) with The Cellular Connection Ltd., to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $14,930 issued by the Company during the period of June 2014 and December 2017. The issue price of the Note is $14,930 with a face value of $17,916 and the Note has an original maturity date of December 31, 2018 which is subject to automatic renewal. On September 30, 2019, the Company and The Cellular Connection Ltd. entered into an Agreement to change the original maturity date of the Note to December 31, 2021. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2022. The outstanding face value of the Note shall increase by another 20% on January 1, 2023 and again on each one-year anniversary of the Note until the Note has been paid in full. The condensed consolidated statement of operations includes interest expense of $0 and $1,057 for the three months ended March 31, 2021 and 2020, respectively. On March 31, 2021 and December 31, 2020, the carrying amount of the Note is $0 and $0, respectively. This Note has been paid in full.

On January 8, 2018, the Company entered into a Side Letter Agreement (“Note”) with Stuart Turk, to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $244,065 issued by the Company during the period of July 2014 and December 2017. The issue price of the Note is $244,065 with a face value of $292,878 and the Note has an original maturity date of December 31, 2018 which is subject to automatic renewal. On September 30, 2019, the Company and Stuart Turk entered into an Agreement to change the original maturity date of the Note to December 31, 2021. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2022. The outstanding face value of the Note shall increase by another 20% on January 1, 2023 and again on each one-year anniversary of the Note until the Note has been paid in full. During the three months ended March 31, 2021, the Company elected to convert $3,450 of principal and interest into 34,500,000 shares of common stock of the Company at a fixed conversion price of $0.0001 per share. These conversions resulted in a loss on debt settlement of $89,700 due to the requirement to record the share issuance at fair value on the date the shares were issued. The condensed consolidated statement of operations includes interest expense of $20,729 and $17,477 for the three months ended March 31, 2021 and 2020, respectively. On March 31, 2021 and December 31, 2020, the carrying amount of the Note is $437,624 (face value of $500,963 less $63,339 unamortized discount) and $420,344 (face value of $420,344 less $0 unamortized discount), respectively.

On April 12, 2018, the Company entered into a Side Letter Agreement (“Note”) with Jordan Turk to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $45,000 issued by the Company during the period of March 19, 2018 to April 12, 2018. The issue price of the Note is $45,000 with a face value of $54,000 and the Note has an original maturity date of December 31, 2018 which is subject to automatic renewal. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2019. The outstanding face value of the Note shall increase by another 20% on January 1, 2020 and again on each one-year anniversary of the Note until the Note has been paid in full. During the three months ended March 31, 2021, the Company elected to convert $15,700 of principal and interest into 157,000,000 shares of common stock of the Company at a fixed conversion price of $0.0001 per share. These conversions resulted in a loss on debt settlement of $754,900 due to the requirement to record the share issuance at fair value on the date the shares were issued. The condensed consolidated statement of operations includes interest expense of $3,701 and $3,192 for the three months ended March 31, 2021 and 2020, respectively. On March 31, 2021 and December 31, 2020, the carrying amount of the Note is $63,041 (face value of $74,348 less $11,307 unamortized discount) and $75,040 (face value of $75,040 less $0 unamortized discount), respectively.

On May 10, 2018, the Company entered into a Side Letter Agreement (“Note”) with Jordan Turk to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $35,000 issued by the Company on May 9, 2018. The issue price of the Note is $35,000 with a face value of $42,000 and the Note has an original maturity date of December 31, 2018 which is subject to automatic renewal. On September 30, 2019, the Company and Jordan Turk entered into an Agreement to change the original maturity date of the Note to December 31, 2021. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2022. The outstanding face value of the Note shall increase by another 20% on January 1, 2023 and again on each one-year anniversary of the Note until the Note has been paid in full. The condensed consolidated statement of operations includes interest expense of $2,983 and $2,506 for the three months ended March 31, 2021 and 2020, respectively. On March 31, 2021 and December 31, 2020, the carrying amount of the Note is $63,462 (face value of $72,576 less $9,114 unamortized discount) and $60,480 (face value of $60,480 less $0 unamortized discount), respectively.

On September 13, 2018, the Company entered into a Side Letter Agreement (“Note”) with Jordan Turk to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $40,000 issued by the Company during the period of July 10 to September 13, 2018. The issue price of the Note is $40,000 with a face value of $48,000 and the Note has an original maturity date of December 31, 2018 which is subject to automatic renewal. On September 30, 2019, the Company and Jordan Turk entered into an Agreement to change the original maturity date of the Note to December 31, 2021. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2022. The outstanding face value of the Note shall increase by another 20% on January 1, 2023 and again on each one-year anniversary of the Note until the Note has been paid in full. The condensed consolidated statement of operations includes interest expense of $3,409 and $2,864 for the three months ended March 31, 2021 and 2020, respectively. On March 31, 2021 and December 31, 2020, the carrying amount of the Note is $72,529 (face value of $82,944 less $10,415 unamortized discount) and $69,120 (face value of $69,120 less $0 unamortized discount), respectively.

On January 31, 2019, the Company entered into a Side Letter Agreement (“Note”) with Stuart Turk to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $106,968 issued by the Company during the period of January 3, 2018 to December 28, 2018. The issue price of the Note is $106,968 with a face value of $128,362 and the Note has an original maturity date of December 31, 2019 which is subject to automatic renewal. On September 30, 2019, the Company and Stuart Turk entered into an Agreement to change the original maturity date of the Note to December 31, 2021. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2022. The outstanding face value of the Note shall increase by another 20% on January 1, 2023 and again on each one-year anniversary of the Note until the Note has been paid in full. The condensed consolidated statement of operations includes interest expense of $7,596 and $6,383 for the three months ended March 31, 2021 and 2020, respectively. On March 31, 2021 and December 31, 2020, the carrying amount of the Note is $161,630 (face value of $184,841 less $23,211 unamortized discount) and $154,034 (face value of $154,034 less $0 unamortized discount), respectively.

On January 31, 2019, the Company entered into a Side Letter Agreement (“Note”) with The Cellular Connection Ltd. to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $20,885 issued by the Company during the period of January 23, 2018 to October 16, 2018. The issue price of the Note is $20,885 with a face value of $25,062 and the Note has an original maturity date of December 31, 2019 which is subject to automatic renewal. On September 30, 2019, the Company and The Cellular Connection Ltd. entered into an Agreement to change the original maturity date of the Note to December 31, 2021. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2022. The outstanding face value of the Note shall increase by another 20% on January 1, 2023 and again on each one-year anniversary of the Note until the Note has been paid in full. During the three months ended March 31, 2021, the Company elected to convert $25,200 of principal and interest into 252,000,000 shares of common stock of the Company at a fixed conversion price of $0.0001 per share. These conversions resulted in a loss on debt settlement of $1,049,200 due to the requirement to record the share issuance at fair value on the date the shares were issued. The condensed consolidated statement of operations includes interest expense of $1,477 and $1,250 for the three months ended March 31, 2021 and 2020, respectively. On March 31, 2021 and December 31, 2020, the carrying amount of the Note is $6,237 (face value of $10,752 less $4,515 unamortized discount) and $29,960 (face value of $29,960 less $0 unamortized discount), respectively.

On January 20, 2021, the Company entered into a Side Letter Agreement (“Note”) with Francesco Bisignano for cash proceeds of $15,823. The issue price of the Note is $15,823 with a face value of $23,735. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0034 per share of the Company’s common stock.. During the three months ended March 31, 2021, the Company elected to convert $23,735 of principal and interest into 8,823,529 shares of common stock of the Company at a fixed conversion price of $0.0034 per share. This conversion resulted in a loss on debt settlement of $2,736 due to the requirement to record the share issuance at fair value on the date the shares were issued. The condensed consolidated statement of operations includes interest expense of $7,912 and $0 for the three months ended March 31, 2021 and 2020, respectively. On March 31, 2021 and December 31, 2020, the carrying amount of the Note is $0.

NOTE 4 – NOTES PAYABLE

As of March 31, 2021 and 2020, notes payable due to Stuart Turk, Jordan Turk and The Cellular Connection Limited, a corporation controlled by Stuart Turk, totaling $68,145 and $83,332, respectively, were outstanding. The balances are non-interest bearing, unsecured and have no specified terms of repayment. During the three months ended March 31, 2021, $7,860 of cash was advanced to the Company and the Company settled notes payable of $23,047 by issuing a promissory note.

During the three months ended March 31, 2020, notes payable were issued for $72,461 of expenses paid on behalf of the Company and $11,683 of cash was advanced to the Company and notes payable were repaid by the Company with $58,882 of cash.

NOTE 5 – PROMISSORY NOTES

Promissory Note

As of March 31, 2021 and December 31, 2020, promissory notes of $130,089 (principal $118,527 and interest of $11,562) and $85,796 (principal $76,263 and interest of $9,533), respectively, were outstanding. The promissory notes bears interest of 10% per annum, are unsecured and mature on December 31, 2021 and December 31, 2022. During the three months ended March 31, 2021, the Company issued promissory notes of $19,217 for cash and $23,047 to settle notes payable.

Promissory Notes – Related Party

As of March 31, 2021 and December 31, 2020, promissory notes – related party of $198,807 (principal $172,876 and interest of $25,931) and $194,485 (principal $172,876 and interest of $21,609), respectively, were outstanding. The promissory notes – related party bear interest of 10% per annum, are unsecured, mature on December 31, 2021 and are due to Nadav Elituv, the Company's Chief Executive Officer.

NOTE 6 – CONVERTIBLE NOTE

Power Up Lending Group Ltd.

On July 13, 2020 the Company entered into a Securities Purchase Agreement with Power Up Lending Group Ltd. (“Holder”) relating to the issuance and sale of a Senior Convertible Note (the “Note”) with an original principal amount of $53,000 less transaction costs of $3,000 bearing a 8% annual interest rate and maturing July 13, 2021 for $50,000 in cash. After 180 days after the issue date, the Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the lowest three average trading price during the ten trading day period ending on the latest trading day prior to the conversion date. The Company may prepay the Note in cash, if repaid within 90 days of date of issue, at 118% of the original principal amount plus interest, between 91 days and 120 days at 123% of the original principal amount plus interest, between 121 days and 180 days at 129% of the original principal amount plus interest and after 181 days 175% of the original principal amount plus interest. From January 15, 2021 to January 19, 2021, the Holder converted 30,622,223 shares of common stock of the Company with a fair value of $98,262 to settle principal and interest of $55,120. The conversions resulted in the settlement of derivative liabilities of $64,501 and a loss on settlement of debt of $25,604. On March 31, 2021 and December 31, 2020, the Note was recorded at amortized cost of $0 and $5,274 (comprised of principal of $53,000 plus accrued interest of $1,986 less debt discount of $49,712), respectively. This Note has been paid in full.

On September 11, 2020 the Company entered into a Securities Purchase Agreement with Power Up Lending Group Ltd. (“Holder”) relating to the issuance and sale of a Senior Convertible Note (the “Note”) with an original principal amount of $78,000 less transaction costs of $3,000 bearing a 8% annual interest rate and maturing March 11, 2021 for $75,000 in cash. After 180 days after the issue date, the Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the lowest three average trading price during the ten trading day period ending on the latest trading day prior to the conversion date. The Company may prepay the Note in cash, if repaid within 90 days of date of issue, at 118% of the original principal amount plus interest, between 91 days and 120 days at 123% of the original principal amount plus interest, between 121 days and 180 days at 129% of the original principal amount plus interest and after 181 days 175% of the original principal amount plus interest. From March 15, 2021 to March 16, 2021, the Holder converted 33,050,000 shares of common stock of the Company with a fair value of $119,865 to settle principal and interest of $81,120. The conversions resulted in the settlement of derivative liabilities of $89,884 and a loss on settlement of debt of $17,437. On March 31, 2021 and December 31, 2020, the Note was recorded at amortized cost of $0 and $2,559 (comprised of principal of $78,000 plus accrued interest of $1,898 less debt discount of $77,339), respectively. This Note has been paid in full.

Redstart Holdings Corp.

On February 23, 2021, the Company entered into a Securities Purchase Agreement with Redstart Holdings Corp. (“Holder”) relating to the issuance and sale of a Convertible Note (the “Note”) with an original principal amount of $153,000 less transaction costs of $3,000 bearing an 8% annual interest rate and maturing August 23, 2022 for $150,000 in cash. After 180 days after the issue date, the Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the lowest three average trading price during the ten trading day period ending on the latest trading day prior to the conversion date. The Company may prepay the Note in cash, if repaid within 90 days of date of issue, at 118% of the original principal amount plus interest, between 91 days and 120 days at 123% of the original principal amount plus interest, between 121 days and 180 days at 129% of the original principal amount plus interest and after 181 days 175% of the original principal amount plus interest. On March 31, 2021 and December 31, 2020, the Note was recorded at amortized cost of $1,246 (comprised of principal of $153,000 plus accrued interest of $1,207 less debt discount of $152,961) and $0, respectively.

NOTE 7 - CONVERTIBLE PROMISSORY NOTE DERIVATIVE LIABILITIES

The Convertible Promissory Notes with Power Up Lending Group Ltd. and Redstart Holdings Corp. with issue dates of July 13, 2020, September 11, 2020 and February 23, 2021 are accounted for under ASC 815.  The variable conversion price is not considered predominantly based on a fixed monetary amount settleable with a variable number of shares due to the volatility and trading volume of the Company’s common stock. The Company’s convertible promissory note derivative liabilities have been measured at fair value on December 31, 2020, February 23, 2021 and March 31, 2021 using the binomial model.

The inputs into the binomial models are as follows:

	December 31, 2020	February 23, 2021	March 31, 2021
Closing share price	$0.0031	$0.0068	$0.0027
Conversion price	$0.0019	$0.0037	$0.0018
Risk free rate	0.09% to 0.10%	0.13%	0.12%
Expected volatility	228% to 284%	276%	273%
Dividend yield	0%	0%	0%
Expected life	0.53 to 1.19 years	1.5 years	1.4 years

The fair value of the convertible promissory note derivative liability relating to the Notes issued to Power Up Lending Group Ltd. and Redstart Holdings Corp. on July 13, 2020, September 11, 2020 and February 23, 2021 was $211,380 (December 31, 2020 - $172,261), of which $150,000 was recorded as a debt discount and the remainder of $112,116 was recorded as initial derivative expense. During the three months ended March 31, 2021, the convertible promissory note derivative liability was reduced by $154,384 for settlement of derivative liabilities due to conversion of the Notes into common stock by the Holders. The decrease in the fair value of the conversion option derivative liability of $68,613 is recorded as a gain in the condensed consolidated statements of operations for the three months ended March 31, 2021.

NOTE 8 – RELATED PARTY TRANSACTIONS

As of March 31, 2021 and December 31, 2020, advances and accrued salary of $32,426 and $106,928, respectively, were due to Nadav Elituv, the Company's Chief Executive Officer. The balance is non-interest bearing, unsecured and have no specified terms of repayment. During the three months ended March 31, 2021, the Company issued advances due to related party for $18,203 of expenses paid on behalf of the Company and advances due to related party were repaid by the Company with $20,505 in cash. In addition, the Company accrued salary of $37,800 for the three months ended March 31, 2021 and issued 30,000 shares of Class Convertible Preferred Stock with a fair value of $110,000 to settled compensation due on March 31, 2021.

During the three months ended March 31, 2020, the Company issued advances due to related party of $14,768 for expenses paid on behalf of the Company and cash received of $4,428 and the Company repaid advance due to related party with $11,627 in cash.

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

On August 7, 2020, the Company executed an employment agreement for the period from July 1, 2020 to June 30, 2021 with Nadav Elituv, the Chief Executive Officer of the Company whereby the Company shall pay 50,000,000 shares of Common Stock of the Company and an annual salary of $151,200 payable monthly on the first day of each month from available funds. On March 31, 2021, there were 8,000,000 shares of common stock due Nadav Elituv under the employment agreement.

Stock-based compensation – salaries expense related to these employment agreements for the three months ended March 31, 2021 and 2020 is $20,350 and $290,000, respectively. Stock-based compensation – salaries expense was recognized ratably over the requisite service period.

NOTE 9 – PREFERRED STOCK

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

On March 31, 2021, the Company issued 30,000 shares of Series A Convertible Preferred Stock with a fair value of $110,000 ($3.67 per share) to settle accrued salary due to Nadav Elituv, the Chief Executive Officer of the Company.

Series A Stock, Series B Stock and Series C Stock has been classified as temporary equity (outside of permanent equity) on the consolidated balance sheet on March 31, 2021 and December 31, 2020 because other tainting contracts such as convertible notes have inadequate available authorized shares of the Company for settlement.

NOTE 10 - STOCKHOLDERS' EQUITY

The Company is authorized to issue an aggregate of 3,000,000,000 common shares with a par value of $0.0001 per share and 1,000,000 shares of preferred stock with a par value of $0.0001 per share.

During the three months ended March 31, 2021, the Company elected to convert $68,085 of principal and interest of non-redeemable convertible notes into 452,323,529 shares of common stock of the Company with a fair value of $1,964,621 resulting in a loss of extinguishment of debt of $1,896,536.

During the three months ended March 31, 2021, the Holders of the Senior Convertible Notes issued on July 13, 2020 and September 11, 2020 elected to convert $136,240 of principal and interest into 63,672,223 shares of common stock of the Company with a fair value of $218,127 resulting in a loss of extinguishment of debt of $43,041.

During the three months ended March 31, 2021, the Company issued 30,000,000 shares of common stock for stock-based compensation for consulting services with a fair value of $270,000.

During the three months ended March 31, 2021, the Company issued 4,000,000 shares of common stock for stock-based compensation for officer and directors with a fair value of $20,350.

Common stock to be issued

On March 31, 2021 and December 31, 2020, the Company had an obligation to issue 32,000,001 shares of common stock valued at $336,000 and 32,000,001 shares of common stock valued at $336,000, respectively, for stock-based compensation – consulting services. These shares relate to an agreement dated August 1, 2020 for services to be provided from August 1, 2020 to July 31, 2022 whereby the Company shall pay 50,000,000 shares of Common Stock of the Company with a fair value of $525,000 for consulting. The shares are expensed the earlier of (i) the date of issue of shares or (ii) on a straight line over the life of the contract.

2020 Stock Option Plan

On February 12, 2020, the Board of Directors approved the 2020 Stock Incentive Plan (the “2020 Plan”) to attract and retain the best available personnel, to provide additional incentive to employees, directors and consultants, and to promote the success of the Company's business. Pursuant to the 2020 Plan, the Board may grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares and restricted share units. to eligible persons. The maximum aggregate number of shares of common stock with respect to which awards granted under the Plan shall not exceed 50,000,000. On March 31, 2021, there are 10,500,000 shares of common stock available in the 2020 Plan.

NOTE 11 - SUBSEQUENT EVENTS

From April 1, 2021 to May 17, 2021, the Company elected to convert $62,764 of principal and interest of non-redeemable convertible notes into 244,721,254 shares of common stock of the Company with a fair value of $705,962 resulting in a loss of extinguishment of debt of $643,198.

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

RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

REVENUES

Our revenue for the three months ended March 31, 2021 was $189,157, compared to $0 for the three months ended March 31, 2020. The Company recognized revenue of $55,042 from the sale of groceries to consumers via the gocart.city online grocery delivery application and $134,115 from the sale of dry goods and produce to other businesses. During the three months ended March 31, 2020 there was no revenue generated from apps as gocart.city commenced business in June 2020..

COST OF GOODS SOLD

Our cost of goods sold for the three months ended March 31, 2021 was $170,610, compared to $0 for the three months ended March 31, 2020. Cost of goods sold comprises of purchase of groceries of $170,160.

OPERATING EXPENSES

Our operating expenses for the three months ended March 31, 2021 was $856,989, compared to $1,867,003 for the three months ended March 31, 2020, respectively. The decrease in general and administrative expense is primarily due to an decrease in stock-based compensation paid to officers, directors and consultants.

General and administrative expense includes stock-based compensation for the three months ended March 31, 2021 and 2020 which comprises of 30,000,000 and 2,500,000 shares of common stock issued valued at $270,000 and $112,500, respectively for consulting services.

General and administrative expense also includes stock-based compensation for the three months ended March 31, 2021 and 2020 which comprises of 4,000,000 and 18,000,000 shares of common stock issued valued at $20,350 and $1,160,000, respectively, for salaries and compensation for our officers and directors.

OTHER INCOME (EXPENSE)

Amortization of debt discount and interest expense for the three months ended March 31, 2021 was $69,899, compared to $30,610 for the three months ended March 31, 2020. Amortization of debt discount and interest expense relates to the issuance of non-redeemable convertible notes, convertible notes and promissory notes.

During the three months ended March 31, 2021 and 2020, the Company elected to convert $68,085 and $632 of principal and interest of a non-redeemable convertible note into 452,323,529 and 6,320,000 shares of common stock of the Company resulting in a loss on settlement of debt of $1,896,536 and $591,593, respectively.

During the three months ended March 31, 2021 and 2020, the holders of the convertible notes also elected to convert 63,672,223 shares and 2,695,000 shares of the Company with a fair value of $218,127 and $208,285 resulting in a loss on settlement of debt of $43,041 and $48,097, respectively.

Initial derivative expense of $112,116 for the three months ended March 31, 2021 represents the difference between the fair value of the total embedded derivative liability of $262,116 and the cash received of $150,000 for the convertible note issued on February 23, 2021.

Initial derivative expense of $100,554 for the three months ended March 31, 2020 represents the difference between the fair value of the total embedded derivative liability of $200,554 and the cash received of $100,000 for the convertible note issued on February 3, 2020.

During the three months ended March 31, 2021 and 2020, the gain (loss) due to the change in fair value of derivative liabilities was $68,613 and $185,567, respectively.

NET INCOME/LOSS

Our net loss for three months ended March 31, 2021 was $2,891,421, compared to $2,452,290 for the three months ended March 31, 2020, respectively. Our losses during the three months ended March 31, 2021 and 2020 are primarily due to costs associated with professional fees, our transfer agent, investor relations, stock-based compensation paid to officers, directors and consultants, loss on settlement of debt and the issuance of a convertible notes.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2021, we had cash of $112,398 and total liabilities of $1,715,807. Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations during the next 12 months. We are completely dependent upon the willingness of our management to fund our initial operations by way of loans from our Chief Executive Officer, shareholders and others.

The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the three months ended March 31, 2021, the Company incurred a net loss of $2,891,421 and used cash in operating activities of $100,122, and on March 31, 2021, had stockholders’ deficit of $3,202,243. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The Company’s independent registered public accounting firm, in their report on the Company’s financial statements for the year ending December 31, 2020, expressed substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty should we be unable to continue as a going concern.

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

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2021, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2021, the Company elected to convert $68,085 of principal and interest of non-redeemable convertible notes into 452,323,529 shares of common stock of the Company with a fair value of $1,964,621 resulting in a loss of extinguishment of debt of $1,896,536.

During the three months ended March 31, 2021, the Holders of the Senior Convertible Notes issued on July 13, 2020 and September 11, 2020 elected to convert $136,240 of principal and interest into 63,672,223 shares of common stock of the Company with a fair value of $218,127 resulting in a loss of extinguishment of debt of $43,041.

During the three months ended March 31, 2021, the Company issued 30,000,000 shares of common stock for stock-based compensation for consulting services with a fair value of $270,000.

During the three months ended March 31, 2021, the Company issued 4,000,000 shares of common stock for stock-based compensation for officer and directors with a fair value of $20,350.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

During the quarter ended March 31, 2021, we did not have any defaults upon senior securities.

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

TWO HANDS CORPORATION

May 17, 2021	By: /s/ Nadav Elituv Nadav Elituv, President, Chief Executive Officer and Director (Principal Executive Officer)

By: /s/ Steven Gryfe Steven Gryfe, Chief Financial Officer (Principal Financial and Accounting Officer)

