Form 10-Q
period 2021-06-30
Two Hands Corp
filed 2021-08-16
CIK 1494413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of August 6, 2021, the issuer had 2,591,292,512 shares of its common stock issued and outstanding, par value $0.0001 per share.

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

2

TWO HANDS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2021

TWO HANDS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
ASSETS	(Unaudited)

Current assets
Cash	$119,459	$21,843
Accounts receivable	78,596	41,097
Taxes receivable	5,912	8,824
Prepaid expense	1,438,366	891,889
Total current assets	1,642,333	963,653

Property and equipment, net	3,774	3,444

Total assets	$1,646,107	$967,097

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$260,137	$162,536
Non-redeemable convertible notes, net	-	75,040
Due to related party	45,697	106,928
Notes payable	3,636	83,332
Convertible note, net	6,698	7,833
Derivative liabilities	268,075	172,261
Total current liabilities	584,243	607,930
Long-term liabilities
Promissory notes	227,244	85,796
Promissory notes - related party	222,701	194,485
Non-redeemable convertible notes, net	785,230	766,949
Total long-term liabilities	1,235,175	1,047,230

Total liabilities	1,819,418	1,655,160

Commitments and Contingencies	-	-

Temporary equity
Series A convertible preferred stock; $0.01 par value; 200,000 shares authorized, 60,000 and 30,000 shares issued and outstanding, respectively	143,000	33,000
Series B convertible preferred stock; $0.01 par value; 100,000 shares authorized, 4,000 shares issued and outstanding, respectively	1,520,000	1,520,000
Series C convertible preferred stock; $0.001 par value; 30,000 shares authorized, 15,000 shares and 5,000 shares issued and outstanding, respectively	1,696,428	542,857
Total temporary equity	3,359,428	2,095,857

Stockholder's deficit
Preferred stock; $0.001 par value; 1,000,000 shares authorized, 0 issued and outstanding	-	-
Common stock; $0.0001 par value; 6,000,000,000 shares authorized, 1,903,792,512 and 695,575,506 shares issued and outstanding, respectively	190,382	69,560
Additional paid-in capital	46,712,776	42,703,888
Common stock to be issued	336,000	336,000
Accumulated deficit	(50,771,897)	(45,893,368)
Total stockholders' deficit	(3,532,739)	(2,783,920)

Total liabilities and stockholders' deficit	$1,646,107	$967,097

The accompanying footnotes are an integral part of these unaudited financial statements.

TWO HANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020

Sales	$174,774	$7,993	$364,081	$7,993
Cost of goods sold	154,966	6,037	325,776	6,037
Gross profit	19,808	1,956	38,305	1,956

Operating expenses
General and administrative	446,806	1,195,530	1,303,745	3,062,533
Total operating expenses	446,806	1,195,530	1,303,745	3,062,533

Loss from operations	(426,998)	(1,193,574)	(1,265,440)	(3,060,577)

Other income (expense)
Amortization of debt discount and interest expense	(61,067)	(47,763)	(130,966)	(78,373)
Loss on settlement of debt	(1,517,348)	(369,693)	(3,456,925)	(1,009,383)
Initial derivative expense	(14,206)	(43,847)	(126,322)	(144,401)
Change in fair value of derivative liabilities	32,511	141,110	101,124	326,677
Total other income (expense)	(1,560,110)	(320,193)	(3,613,089)	(905,480)

Net loss	$(1,987,108)	$(1,513,767)	$(4,878,529)	$(3,966,057)

Net loss per common share - basic and diluted	$(0.00)	$(0.02)	$(0.00)	$(0.09)

Weighted average number of common shares outstanding - basic and diluted	1,576,331,072	68,356,633	1,273,031,296	42,042,063

The accompanying footnotes are an integral part of these unaudited financial statements.

TWO HANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
For the three and six months ended June 30, 2021 and 2020
(Unaudited)

	Common Stock
	Shares	Amount	Common Stock to be Issued	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance, March 31, 2021	1,245,571,258	$124,560	$336,000	$45,121,986	$(48,784,789)	$(3,202,243)

Stock issued for conversion of non-redeemable convertible notes	639,721,254	63,972	-	1,555,640	-	1,619,612
Stock issued for consulting	10,500,000	1,050	-	19,950	-	21,000
Stock issued for officer and director compensation	8,000,000	800	-	15,200	-	16,000
Net loss	-	-	-	-	(1,987,108)	(1,987,108)
Balance, June 30, 2021	1,903,792,512	$190,382	$336,000	$46,712,776	$(50,771,897)	$(3,532,739)

	Common Stock
	Shares	Amount	Common Stock to be Issued	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance, December 31, 2020	695,575,506	$69,560	$336,000	$42,703,888	$(45,893,368)	$(2,783,920)

Stock issued for conversion of non-redeemable convertible notes	1,092,044,783	109,204	-	3,475,029	-	3,584,233
Stock issued for conversion of convertible notes	63,672,223	6,368	-	211,759	-	218,127
Stock issued for consulting	40,500,000	4,050	-	286,950	-	291,000
Stock issued for officer and director compensation	12,000,000	1,200	-	35,150	-	36,350
Net loss	-	-	-	-	(4,878,529)	(4,878,529)
Balance, June 30, 2021	1,903,792,512	$190,382	$336,000	$46,712,776	$(50,771,897)	$(3,532,739)

	Common Stock
	Shares	Amount	Common Stock to be Issued	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance, March 31, 2020	35,782,340	$3,579	$-	$38,927,637	$(40,679,596)	$(1,748,380)

Stock issued for conversion of non-redeemable convertible notes	16,204,864	1,620		299,394		301,014
Stock issued for warrant liability settlement	2,000,000	200		111,600		111,800
Stock issued for prepaid	11,111,111	1,111		198,889		200,000
Stock issued for consulting	17,000,000	1,700		465,500		467,200
Stock issued for officer and director compensation	8,000,000	800		176,000		176,800
Net loss					(1,513,767)	(1,513,767)
Balance, June 30, 2020	90,098,315	$9,010	$-	$40,179,020	$(42,193,363)	$(2,005,333)

	Common Stock
	Shares	Amount	Common Stock to be Issued	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance, December 31, 2019	6,267,340	$627	$-	$36,857,580	$(38,227,306)	$(1,369,099)

Stock issued for conversion of non-redeemable convertible notes	22,524,864	2,252		890,986		893,238
Stock issued for conversion of convertible notes	2,695,000	270		208,015		208,285
Stock issued for warrant liability settlement	2,000,000	200		111,600		111,800
Stock issued for prepaid	11,111,111	1,111		198,889		200,000
Stock issued for consulting	19,500,000	1,950		577,750		579,700
Stock issued for officer and director compensation	26,000,000	2,600		1,334,200		1,336,800
Net loss					(3,966,057)	(3,966,057)
Balance, June 30, 2020	90,098,315	$9,010	$-	$40,179,020	$(42,193,363)	$(2,005,333)

 The accompanying footnotes are an integral part of these unaudited financial statements.

TWO HANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(4,878,529)	$(3,966,057)
Adjustments to reconcile net loss
to cash used in operating activities
Depreciation and amortization	870	806
Amortization of prepaid expense	607,094	931,688
Stock-based compensation	327,350	1,916,500
Amortization of debt discount	130,967	78,373
Loss on settlement of debt	3,456,925	1,009,383
Initial derivative expense	126,322	144,401
Change in fair value of derivative liabilities	(101,124)	(326,677)
Change in operating assets and liabilities
Accounts and taxes receivable	(33,226)	(1,984)
Prepaid expense	-	(2,700)
Accounts payable and accrued liabilities	197,533	(9,158)
Net cash used in operating activities	(165,818)	(225,425)

Cash flows from investing activities
Purchase of property and equipment	(1,200)	(2,229)
Net cash used in investing activities	(1,200)	(2,229)

Cash flow from financing activities
Advances by related party	43,454	60,954
Repayment of advances to related party	(50,705)	(23,815)
Proceeds from notes payable	11,496	122,281
Repayments of notes payable	-	(89,170)
Proceeds from promissory notes	19,217	-
Proceeds from non-redeemable convertible	15,823	-
Proceeds from convertible notes	225,000	165,000
Net cash provided by financing activities	264,285	235,250

Change in foreign exchange	349	-

Net change in cash	97,616	7,596

Cash, beginning of the period	21,843	293

Cash, end of the period	$119,459	$7,889

Cash paid during the year
Interest paid	$-	$-
Income taxes paid	$-	$-

Supplemental disclosure of non-cash investing and financing activities
Stock issued to settle accrued liabilities	$110,000	$-
Stock issued to settle non-redeemable convertible notes	$3,584,233	$893,238
Stock issued to settle convertible notes	$218,126	$208,285
Stock issued for prepaids	$1,153,571	$200,000
Stock issued for warrant liability	$-	$111,800
Initial debt discount from derivative	$225,000	$165,000
Transfer of notes payable to promissory notes	$91,192	$-
Transfer of accounts payable and accrued liabilities to promissory notes	$29,450	$-
Transfer of due to related party to promissory notes	$19,571	$-
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

The gocart.city online consumer grocery delivery application was released in early June 2020 and Cuore Food Services commenced sale of dry goods and produce to other businesses in July 2020.

The Two Hands co-parenting application launched on July 2018 and the Two Hands Gone application launched In February 2019.

In July 2021, the Company made the strategic decision to focus exclusively on the grocery market through three on-demand food brands, gocart.city, Grocery Originals and Cuore Food Services.

i)                 gocart.city - online consumer grocery delivery application

ii)                Grocery Originals –recently launched physical store in Mississauga, Ontario

iii)              Cuore Food Services - commenced sale of dry goods and produce to other businesses

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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2021 and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature.  Interim results are not necessarily indicative of results of operations for the full year.

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

GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  During the six months ended June 30, 2021, the Company incurred a net loss of $4,878,529 and used cash in operating activities of $165,818, and on June 30, 2021, had stockholders’ deficit of $3,532,739. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a  period one year from the date that the financial statements are issued.   The Company will be dependent upon the raising of additional capital through placement of its common stock in order to implement its business plan. There can be no assurance that the Company will be successful in this situation. The Company is unable to predict the effect, if any, that the coronavirus COVID-19 global pandemic may have on its access to the financing markets. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might result from this uncertainty. We are currently funding our operations by way of cash advances from our Chief Executive Officer, note holders, shareholders and others; however, we do not have any oral or written agreements with them or others to loan or advance funds to us.  There can be no assurances that we will be able to receive loans or advances from them or other persons in the future.

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

The allowance for doubtful accounts at June 30, 2021 and 2020 is $0 and $0, respectively.

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

During the six months ended June 30, 2021 and 2020, the Company had revenue of $364,081 and $7,993 respectively. In 2021, the Company recognized revenue of $103,627 from the sale of groceries to consumers via the gocart.city online grocery delivery application and $260,454 from the sale of dry goods and produce to other businesses. In 2020, the Company recognized revenue of $4,312 from the sale of groceries to consumers via the gocart.city online grocery delivery application and $3,681 from the sale of computer equipment..

RESEARCH AND DEVELOPMENT COSTS

Software development costs are included in research and development and are expensed as incurred. FASB ASC Topic 350 Intangibles—Goodwill and Other requires that software development costs incurred subsequent to reaching technological feasibility be capitalized, if material. If the process of developing a new product or major enhancement does not include a detailed program design, technological feasibility is determined only after completion of a working model. To date, the period between achieving technological feasibility and the general availability of such software has been short, and the software development costs qualifying for capitalization have been insignificant. The Company recorded research and development expense of $0 and $0 for the six months ended June 30, 2021 and 2020, respectively.

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

NET LOSS PER SHARE

Basic net income (loss) per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period increased to include the number of additional common shares that would have been outstanding if potentially dilutive securities had been issued. On June 30, 2021 and 2020, we excluded the common stock issuable upon conversion of non-redeemable convertible notes, convertible notes, Series A Stock, Series B Stock, Series C Stock, common stock to be issued and warrants of 9,675,298,366 shares and 8,413,211,233 shares, respectively, as their effect would have been anti-dilutive. On June 30, 2021, common stock equivalents exceed authorized shares of common stock of the Company.

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

Derivative liabilities are measured at fair value on a recurring basis using Level 3 inputs.

The following tables present assets and liabilities that are measured and recognized at fair value as on a recurring basis:

	June 30, 2021
	Level 1	Level 2	Level 3
Description	$	$	$
Derivative liabilities	-	-	268,075

	December 31, 2020
	Level 1	Level 2	Level 3
Description	$	$	$
Derivative liabilities	-	-	172,261

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

NOTE 3 – NON-REDEEMABLE CONVERTIBLE NOTES

On June 10, 2014, the Company agreed to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable issued to The Cellular Connection Ltd. during the period from February 22, 2013 to June 10, 2014 with a total carrying value $42,189. The issue price of the Note is $42,189 with a face value of $54,193 and the Note has an original maturity date of December 31, 2014 which is subject to automatic renewal. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2015. The outstanding face value of the Note shall increase by another 20% on January 1, 2016 and again on each one-year anniversary of the Note until the Note has been paid in full. The condensed consolidated statement of operations includes interest expense of $0 and $376 for the six months ended June 30, 2021 and 2020, respectively and $0 and $282  for the three months ended June 30, 2021 and 2020, respectively.  On June 30, 2021 and December 31, 2020, the carrying amount of the Note is $0 and $0, respectively. This Note has been paid in full.

On September 1, 2016, Doug Clark, former Chief Executive Officer and related party, assigned the Side Letter Agreement (“Note”) dated June 10, 2014 with a total carrying value $382,016 to DC Design Inc. (“DC Design”). On September 1, 2016, the Company entered into an amended Side Letter Agreement with DC Design to amend and add certain terms to the Side Letter Agreement and advances from the period from June 25, 2014 to December 24, 2014. Under the terms of the amended Side Letter Agreement, the issue price of the Note is $174,252 with an interest rate 20% per annum and an original maturity date of December 31, 2017 which is subject to automatic renewal. In addition, on September 30, 2019, the Company and DC Design entered into an Agreement to change the original maturity date of the Note to December 31, 2021. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.003 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2022. The outstanding face value of the Note shall increase by another 20% on January 1, 2023 and again on each one-year anniversary of the Note until the Note has been paid in full. During the six months ended June 30, 2021, the Company elected to convert $39,612 of principal and interest into 13,204,000 shares of common stock of the Company at a fixed conversion price of $0.003 per share. This conversion resulted in a gain on debt settlement of $6,602 due to the requirement to record the share issuance at fair value on the date the shares were issued.  The condensed consolidated statement of operations includes interest expense of $6,602 and $2,736 for the six months ended June 30, 2021 and 2020, respectively and $4,974 and $1,368 for the three months ended June 30, 2021 and 2020, respectively. On June 30, 2021 and December 31, 2020, the carrying amount of the Note is $0 and $33,010 (face value of $33,010 less $0 unamortized discount), respectively. This Note has been paid in full.

On January 8, 2018, the Company entered into a Side Letter Agreement (“Note”) with The Cellular Connection Ltd., to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $14,930 issued by the Company during the period of June 2014 and December 2017. The issue price of the Note is $14,930 with a face value of $17,916 and the Note has an original maturity date of December 31, 2018 which is subject to automatic renewal. On September 30, 2019, the Company and The Cellular Connection Ltd. entered into an Agreement to change the original maturity date of the Note to December 31, 2021. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2022. The outstanding face value of the Note shall increase by another 20% on January 1, 2023 and again on each one-year anniversary of the Note until the Note has been paid in full. The condensed consolidated statement of operations includes interest expense of $0 and $2,138 for the six months ended June 30, 2021 and 2020, respectively and $0 and $1,081 for the three months ended June 30, 2021 and 2020, respectively. On June 30, 2021 and December 31, 2020, the carrying amount of the Note is $0 and $0, respectively. This Note has been paid in full.

On January 8, 2018, the Company entered into a Side Letter Agreement (“Note”) with Stuart Turk, to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $244,065 issued by the Company during the period of July 2014 and December 2017. The issue price of the Note is $244,065 with a face value of $292,878 and the Note has an original maturity date of December 31, 2018 which is subject to automatic renewal. On June 29, 2021, the Company and Stuart Turk entered into an Agreement to change the original maturity date of the Note to December 31, 2025. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. The outstanding face value of the Note shall increase by 20% on each one-year anniversary of the Note until the Note has been paid in full. During the six months ended June 30, 2021, the Company elected to convert $39,550 of principal and interest into 395,500,000 shares of common stock of the Company at a fixed conversion price of $0.0001 per share. These conversions resulted in a loss on debt settlement of $923,900 due to the requirement to record the share issuance at fair value on the date the shares were issued.  The condensed consolidated statement of operations includes interest expense of $41,689 and $34,953 for the six months ended June 30, 2021 and 2020, respectively and $20,960 and $17,477 for the three months ended June 30, 2021 and 2020, respectively. On June 30, 2021 and December 31, 2020, the carrying amount of the Note is $422,484 (face value of $464,864 less $42,380 unamortized discount) and $420,344 (face value of $420,344 less $0 unamortized discount), respectively.

On April 12, 2018, the Company entered into a Side Letter Agreement (“Note”) with Jordan Turk to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $45,000 issued by the Company during the period of March 19, 2018 to April 12, 2018. The issue price of the Note is $45,000 with a face value of $54,000 and the Note has an original maturity date of December 31, 2018 which is subject to automatic renewal. On June 29, 2021, the Company and Jordan Turk entered into an Agreement to change the original maturity date of the Note to December 31, 2025. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. The outstanding face value of the Note shall increase by 20% on each one-year anniversary of the Note until the Note has been paid in full. During the six months ended June 30, 2021, the Company elected to convert $31,500 of principal and interest into 315,000,000 shares of common stock of the Company at a fixed conversion price of $0.0001 per share. These conversions resulted in a loss on debt settlement of $1,136,450 due to the requirement to record the share issuance at fair value on the date the shares were issued.   The condensed consolidated statement of operations includes interest expense of $7,442 and $6,385 for the six months ended June 30, 2021 and 2020, respectively and $3,742 and $3,192 for the three months ended June 30, 2021 and 2020, respectively. On June 30, 2021 and December 31, 2020, the carrying amount of the Note is $50,982 (face value of $58,548 less $7,566 unamortized discount) and $75,040 (face value of $75,040 less $0 unamortized discount), respectively.

On May 10, 2018, the Company entered into a Side Letter Agreement (“Note”) with Jordan Turk to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $35,000 issued by the Company on May 9, 2018. The issue price of the Note is $35,000 with a face value of $42,000 and the Note has an original maturity date of December 31, 2018 which is subject to automatic renewal. On June 29, 2021, the Company and Jordan Turk entered into an Agreement to change the original maturity date of the Note to December 31, 2025. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. The outstanding face value of the Note shall increase by 20% on each one-year anniversary of the Note until the Note has been paid in full. The condensed consolidated statement of operations includes interest expense of $5,998 and $5,012 for the six months ended June 30, 2021 and 2020, respectively and $3,016 and $2,506 for the three months ended June 30, 2021 and 2020, respectively. On June 30, 2021 and December 31, 2020, the carrying amount of the Note is $66,478 (face value of $72,576 less $6,098 unamortized discount) and $60,480 (face value of $60,480 less $0 unamortized discount), respectively.

On September 13, 2018, the Company entered into a Side Letter Agreement (“Note”) with Jordan Turk to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $40,000 issued by the Company during the period of July 10 to September 13, 2018. The issue price of the Note is $40,000 with a face value of $48,000 and the Note has an original maturity date of December 31, 2018 which is subject to automatic renewal. On June 29, 2021, the Company and Jordan Turk entered into an Agreement to change the original maturity date of the Note to December 31, 2025. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. The outstanding face value of the Note shall increase by 20% on each one-year anniversary of the Note until the Note has been paid in full. The condensed consolidated statement of operations includes interest expense of $6,855 and $5,728 for the six months ended June 30, 2021 and 2020, respectively and $3,446 and $2,864 for the three months ended June 30, 2021 and 2020, respectively.  On June 30, 2021 and December 31, 2020, the carrying amount of the Note is $75,975 (face value of $82,944 less $6,969 unamortized discount) and $69,120 (face value of $69,120 less $0 unamortized discount), respectively.

On January 31, 2019, the Company entered into a Side Letter Agreement (“Note”) with Stuart Turk to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $106,968 issued by the Company during the period of January 3, 2018 to December 28, 2018. The issue price of the Note is $106,968 with a face value of $128,362 and the Note has an original maturity date of December 31, 2019 which is subject to automatic renewal. On June 29, 2021, the Company and Stuart Turk entered into an Agreement to change the original maturity date of the Note to December 31, 2025. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. The outstanding face value of the Note shall increase by 20% on each one-year anniversary of the Note until the Note has been paid in full. The condensed consolidated statement of operations includes interest expense of $15,277 and $12,766 for the six months ended June 30, 2021 and 2020, respectively and $7,681 and $6,383 for the three months ended June 30, 2021 and 2020, respectively. On June 30, 2021 and December 31, 2020, the carrying amount of the Note is $169,311 (face value of $184,841 less $15,530 unamortized discount) and $154,034 (face value of $154,034 less $0 unamortized discount), respectively.

On January 31, 2019, the Company entered into a Side Letter Agreement (“Note”) with The Cellular Connection Ltd. to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $20,885 issued by the Company during the period of January 23, 2018 to October 16, 2018. The issue price of the Note is $20,885 with a face value of $25,062 and the Note has an original maturity date of December 31, 2019 which is subject to automatic renewal. On September 30, 2019, the Company and The Cellular Connection Ltd. entered into an Agreement to change the original maturity date of the Note to December 31, 2021. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2022. The outstanding face value of the Note shall increase by another 20% on January 1, 2023 and again on each one-year anniversary of the Note until the Note has been paid in full. During the six months ended June 30, 2021, the Company elected to convert $35,952 of principal and interest into 359,517,254 shares of common stock of the Company at a fixed conversion price of $0.0001 per share. These conversions resulted in a loss on debt settlement of $1,357,400 due to the requirement to record the share issuance at fair value on the date the shares were issued.  he condensed consolidated statement of operations includes interest expense of $5,992 and $2,499 for the six months ended June 30, 2021 and 2020, respectively and $4,514 and $1,250 for the three months ended June 30, 2021 and 2020, respectively. On June 30, 2021 and December 31, 2020, the carrying amount of the Note is $0 and $29,960 (face value of $29,960 less $0 unamortized discount), respectively. This Note has been paid in full.

On January 20, 2021, the Company entered into a Side Letter Agreement (“Note”) with Francesco Bisignano for cash proceeds of $15,823. The issue price of the Note is $15,823 with a face value of $23,735. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0034 per share of the Company’s common stock.. During the six months ended June 30, 2021, the Company elected to convert $23,735 of principal and interest into 8,823,529 shares of common stock of the Company at a fixed conversion price of $0.0034 per share. This conversion resulted in a loss on debt settlement of $2,736 due to the requirement to record the share issuance at fair value on the date the shares were issued.  The condensed consolidated statement of operations includes interest expense of $7,912 and $0 for the six months ended June 30, 2021 and 2020, respectively. On June 30, 2021 and December 31, 2020, the carrying amount of the Note is $0. This Note has been paid in full.

NOTE 4 – NOTES PAYABLE

As of June 30, 2021 and 2020, notes payable due to Stuart Turk, Jordan Turk and The Cellular Connection Limited, a corporation controlled by Stuart Turk, totaling $3,636 and $83,332, respectively, were outstanding. The balances are non-interest bearing, unsecured and have no specified terms of repayment.

During the six months ended June 30, 2021, $11,496 for expenses paid on behalf of the Company and the Company settled notes payable of $91,192 by issuing promissory notes.

During the six months ended June 30, 2020, notes payable were issued for $108,702 of expenses paid on behalf of the Company and $13,579 of cash was advanced to the Company and notes payable were repaid by the Company with $89,170 of cash.

NOTE 5 – PROMISSORY NOTES

Promissory Notes

As of June 30, 2021 and December 31, 2020, promissory notes of $227,244 (principal $212,722 and interest of $14,522) and $85,796 (principal $76,263 and interest of $9,533), respectively, were outstanding. The promissory notes bears interest of 10% per annum, are unsecured and mature on December 31, 2025.

During the six months ended June 30, 2021, the Company issued promissory notes of $136,459 for $19,217 of cash advanced to the Company and $91,192 to settle notes payable and $26,050 to settle accounts payable. Promissory notes holders on June 29, 2021 agreed to extend the maturity of notes to December 31, 2025.

Promissory Notes – Related Party

As of June 30, 2021 and December 31, 2020, promissory notes – related party of $222,701 (principal $192,447 and interest of $30,254) and $194,485 (principal $172,876 and interest of $21,609), respectively, were outstanding. The promissory notes – related party bear interest of 10% per annum, are unsecured, mature on December 31, 2025 and are due to Nadav Elituv, the Company's Chief Executive Officer.

During the six months ended June 30, 2021, the Company issued promissory notes – related party of $19,571 for $3,400 to settle accrued liabilities and $16,171 of expenses paid on behalf of the Company. Promissory notes - related party holder on June 29, 2021 agreed to extend the maturity of notes to December 31, 2025.

NOTE 6 – CONVERTIBLE NOTE

Power Up Lending Group Ltd.

On July 13, 2020 the Company entered into a Securities Purchase Agreement with Power Up Lending Group Ltd. (“Holder”) relating to the issuance and sale of a Senior Convertible Note (the “Note”) with an original principal amount of $53,000 less transaction costs of $3,000 bearing an 8% annual interest rate and maturing July 13, 2021 for $50,000 in cash. After 180 days after the issue date, the Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the lowest three average trading price during the ten trading day period ending on the latest trading day prior to the conversion date. The Company may prepay the Note in cash, if repaid within 90 days of date of issue, at 118% of the original principal amount plus interest, between 91 days and 120 days at 123% of the original principal amount plus interest, between 121 days and 180 days at 129% of the original principal amount plus interest and after 181 days 175% of the original principal amount plus interest. From January 15, 2021 to January 19, 2021, the Holder converted 30,622,223 shares of common stock of the Company with a fair value of $98,262 to settle principal and interest of $55,120. The conversions resulted in the settlement of derivative liabilities of $64,501 and a loss on settlement of debt of $25,604. On June 30, 2021 and December 31, 2020, the Note was recorded at amortized cost of $0 and $5,274 (comprised of principal of $53,000 plus accrued interest of $1,986 less debt discount of $49,712), respectively. This Note has been paid in full.

On September 11, 2020 the Company entered into a Securities Purchase Agreement with Power Up Lending Group Ltd. (“Holder”) relating to the issuance and sale of a Senior Convertible Note (the “Note”) with an original principal amount of $78,000 less transaction costs of $3,000 bearing an 8% annual interest rate and maturing March 11, 2021 for $75,000 in cash. After 180 days after the issue date, the Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the lowest three average trading price during the ten trading day period ending on the latest trading day prior to the conversion date. The Company may prepay the Note in cash, if repaid within 90 days of date of issue, at 118% of the original principal amount plus interest, between 91 days and 120 days at 123% of the original principal amount plus interest, between 121 days and 180 days at 129% of the original principal amount plus interest and after 181 days 175% of the original principal amount plus interest. From March 15, 2021 to March 16, 2021, the Holder converted 33,050,000 shares of common stock of the Company with a fair value of $119,865 to settle principal and interest of $81,120. The conversions resulted in the settlement of derivative liabilities of $89,884 and a loss on settlement of debt of $17,437. On June 30, 2021 and December 31, 2020, the Note was recorded at amortized cost of $0 and $2,559 (comprised of principal of $78,000 plus accrued interest of $1,898 less debt discount of $77,339), respectively. This Note has been paid in full.

Redstart Holdings Corp.

On February 23, 2021,  the Company entered into a Securities Purchase Agreement with Redstart Holdings Corp. (“Holder”) relating to the issuance and sale of a Convertible Note (the “Note”) with an original principal amount of $153,000 less transaction costs of $3,000 bearing an 8% annual interest rate and maturing August 23, 2022 for $150,000 in cash. After 180 days after the issue date, the Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the lowest three average trading price during the ten trading day period ending on the latest trading day prior to the conversion date. The Company may prepay the Note in cash, if repaid within 90 days of date of issue, at 118% of the original principal amount plus interest, between 91 days and 120 days at 123% of the original principal amount plus interest, between 121 days and 180 days at 129% of the original principal amount plus interest and after 181 days 175% of the original principal amount plus interest. On June 30, 2021 and December 31, 2020, the Note was recorded at amortized cost of $6,082 (comprised of principal of $153,000 plus accrued interest of $4,259 less debt discount of $151,177) and $0, respectively.

Geneva Roth Remark Holdings Inc.

On May 27, 2021,  the Company entered into a Securities Purchase Agreement with Geneva Roth Remark Holdings Inc. (“Holder”) relating to the issuance and sale of a Convertible Note (the “Note”) with an original principal amount of $78,750 less transaction costs of $3,750 bearing an 8% annual interest rate and maturing May 27, 2022 for $75,000 in cash. After 180 days after the issue date, the Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the lowest three average trading price during the ten trading day period ending on the latest trading day prior to the conversion date. The Company may prepay the Note in cash, if repaid within 90 days of date of issue, at 118% of the original principal amount plus interest, between 91 days and 120 days at 123% of the original principal amount plus interest, between 121 days and 180 days at 129% of the original principal amount plus interest and after 181 days 175% of the original principal amount plus interest. On June 30, 2021 and December 31, 2020, the Note was recorded at amortized cost of $616 (comprised of principal of $78,750 plus accrued interest of $587 less debt discount of $78,721) and $0, respectively.

NOTE 7 - CONVERTIBLE PROMISSORY NOTE DERIVATIVE LIABILITIES

The Convertible Promissory Notes with Power Up Lending Group Ltd., Redstart Holdings Corp. and Geneva Roth Remark Holdings Inc. with issue dates of July 13, 2020, September 11, 2020, February 23, 2021 and May 27, 2021 are accounted for under ASC 815.  The variable conversion price is not considered predominantly based on a fixed monetary amount settleable with a variable number of shares due to the volatility and trading volume of the Company’s common stock. The Company’s convertible promissory note derivative liabilities have been measured at fair value on December 31, 2020, February 23, 2021, March 31, 2021, and June 30, 2021 using the binomial model.

The inputs into the binomial models are as follows:

	December 31, 2020	February 23, 2021	March 31, 2021	June 30, 2021
Closing share price	$0.0031	$0.0068	$0.0027	$0.0019
Conversion price	$0.0019	$0.0037	$0.0018	$0.0012
Risk free rate	0.09% to 0.10%	0.13%	0.12%	0.10% to 0.12%
Expected volatility	228% to 284%	276%	273%	185% to 196%
Dividend yield	0%	0%	0%	0%
Expected life	0.53 to 1.19 years	1.5 years	1.4 years	0.91 to 1.15 years

The fair value of the convertible promissory note derivative liability relating to the Notes issued to Power Up Lending Group Ltd., Redstart Holdings Corp. and Geneva Roth Remark Holdings Inc on July 13, 2020, September 11, 2020, February 23, 2021 and May 27, 2021 was  $268,075 (December 31, 2020 - $172,261), of which $225,000 was recorded as a debt discount and the remainder of $126,322 was recorded as initial derivative expense. During the six months ended June 30, 2021, the convertible promissory note derivative liability was reduced by $154,384 for settlement of derivative liabilities due to conversion of the Notes into common stock by the Holders. The decrease in the fair value of the conversion option derivative liability of $101,124 is recorded as a gain in the condensed consolidated statements of operations for the six months ended June 30, 2021.

NOTE 8  – RELATED PARTY TRANSACTIONS

As of June 30, 2021 and December 31, 2020, advances and accrued salary of $45,697 and $106,928, respectively, were due to Nadav Elituv, the Company's Chief Executive Officer. The balance is non-interest bearing, unsecured and have no specified terms of repayment. During the six months ended June 30, 2021, the Company issued advances due to related party for $43,454 of expenses paid on behalf of the Company and advances due to related party were repaid by the Company with $50,705 in cash. In addition, the Company accrued salary of $75,600 due to Nadav Elituv for the six months ended June 30, 2021, issued 30,000 shares of Series A Convertible Preferred Stock with a fair value of $110,000 to settled salary due and issued a promissory note for $19,571 to settle due to related party.

During the six months ended June 30, 2020, the Company issued advances due to related party of $55,758 for expenses paid on behalf of the Company and cash received of $5,195 and the Company repaid advance due to related party with $23,815 in cash.

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

On August 7, 2020, the Company executed an employment agreement for the period from July 1, 2020 to June 30, 2021 with Nadav Elituv, the Chief Executive Officer of the Company whereby the Company shall pay 50,000,000 shares of Common Stock of the Company and an annual salary of $151,200 payable monthly on the first day of each month from available funds. On June 30, 2021, there were no shares of common stock due Nadav Elituv under the employment agreement.

Stock-based compensation – salaries expense related to these employment agreements for the six months ended June 30, 2021 and 2020 is $36,350 and $334,200, respectively. Stock-based compensation – salaries expense was recognized ratably over the requisite service period.

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

On October 7, 2020, the Company filed a Certificate of Designation with the Delaware Secretary of State thereby designating thirty thousand (30,000) shares as Series C Convertible Preferred Stock, par value $0.001 per share (“Series C Stock”). Each share of Series C Stock (i) has a liquidation value of $100, subject to various anti-dilution protections (ii) is convertible into shares of common stock of the Company six months after the date of issuance at a price of $0.002 per share, subject to various anti-dilution protections (iii) on conversion will receive an aggregate number of shares of common stock as is determined by dividing the liquidation value by the conversion price. Series C Stock are non-voting. On June 24, 2021, the board of directors approved the increase in the number of designated shares of Series C Convertible Preferred Stock from 5,000 to 30,000 and reduction of the conversion price from $0.0035 per share to $0.002 per share.

On June 24, 2021, the Company issued 10,000 shares of Series C Convertible Preferred Stock with a fair value of $1,153,571 for prepaid advertising expense.

On March 31, 2021, the Company issued 30,000 shares of Series A Convertible Preferred Stock with a fair value of $110,000 ($3.67 per share) to settle accrued salary due to Nadav Elituv, the Chief Executive Officer of the Company.

Series A Stock, Series B Stock and Series C Stock has been classified as temporary equity (outside of permanent equity) on the consolidated balance sheet on June 30, 2021 and December 31, 2020 because other tainting contracts such as convertible notes have inadequate available authorized shares of the Company for settlement.

NOTE 10 - STOCKHOLDERS' EQUITY

The Company is authorized to issue an aggregate of 6,000,000,000 common shares with a par value of $0.0001 per share and 1,000,000 shares of preferred stock with a par value of $0.0001 per share. On June 11, 2021, the board of directors and the majority shareholder approved the increase in the number of authorized shares of common stock from 3,000,000,000 to 6,000,000,000.

During the six months ended June 30, 2021, the Company elected to convert $170,349 of principal and interest of non-redeemable convertible notes into 1,092,044,783 shares of common stock of the Company with a fair value of $3,584,233 resulting in a loss of extinguishment of debt of $3,413,884.

During the six months ended June 30, 2021, the Holders of the Senior Convertible Notes issued on July 13, 2020 and September 11, 2020 elected to convert $136,240 of principal and interest into 63,672,223 shares of common stock of the Company with a fair value of $218,127 resulting in a loss of extinguishment of debt of $43,041.

During the six months ended June 30, 2021, the Company issued 40,500,000 shares of common stock for stock-based compensation for consulting services with a fair value of $291,000.

During the six months ended June 30, 2021, the Company issued 12,000,000 shares of common stock for stock-based compensation for officers and directors with a fair value of $36,350.

Common stock to be issued

On June 30, 2021 and December 31, 2020, the Company had an obligation to issue 32,000,001 shares of common stock valued at $336,000 and 32,000,001 shares of common stock valued at $336,000, respectively, for stock-based compensation – consulting services. These shares relate to an agreement dated August 1, 2020 for services to be provided from August 1, 2020 to July 31, 2022 whereby the Company shall pay 50,000,000 shares of Common Stock of the Company with a fair value of $525,000 for consulting. The shares are expensed the earlier of (i) the date of issue of shares or (ii) on a straight line over the life of the contract.

2020 Stock Option Plan

On February 12, 2020, the Board of Directors approved the 2020 Stock Incentive Plan (the “2020 Plan”) to attract and retain the best available personnel, to provide additional incentive to employees, directors and consultants, and to promote the success of the Company's business. Pursuant to the 2020 Plan, the Board may grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares and restricted share units. to eligible persons. The maximum aggregate number of shares of common stock with respect to which awards granted under the Plan shall not exceed 50,000,000. On June 30, 2021, there are 0 shares of common stock available in the 2020 Plan.

NOTE 11  - SUBSEQUENT EVENTS

Series A Convertible Preferred Stock

On July 1, 2021, the Company issued 30,000 shares of Series A Convertible Preferred Stock with a fair value of $110,000 ($3.67 per share) for stock-based compensation due to Nadav Elituv, the Chief Executive Officer of the Company.

Common Stock

During period from July 1, 2021 to August 6, 2021, the Company elected to convert $56,250 of principal and interest of non-redeemable convertible notes into 632,500,000 shares of common stock of the Company with a fair value of $1,455,750.

During period from July 1, 2021 to August 6, 2021, the Holders of “Series C Stock elected to convert 1,000 shares of Series C Stock into 50,000,000 shares of common stock of the Company with a fair value of $110,000.

During period from July 1, 2021 to August 6, 2021, the Company issued 5,000,000 shares of common stock for stock-based compensation for officers and directors with a fair value of $14,500.

Employment Agreement

On July 1, 2021, the Company executed an employment agreement for the period from July 1, 2021 to June 30, 2022 with Nadav Elituv, the Chief Executive Officer of the Company whereby the Company shall pay 30,000 shares of Series A Convertible Preferred Stock of the Company, 60,000,000 shares of Common Stock of the Company and an annual salary of $216,000 payable monthly on the first day of each month from available funds.

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

The gocart.city online consumer grocery delivery application was released in early June 2020 and currently has 915 paid users and approximately 4,700 total orders. gocart.city wholesale commenced sale of dry goods and produce to other businesses in July 2020.

The Two Hands co-parenting application launched on July 2018 and the Two Hands Gone application launched In February 2019.

In July 2021, the Company made the strategic decision to focus exclusively on the grocery market through three on-demand food brands, gocart.city, Grocery Originals and Cuore Food Services.

i)                 gocart.city - online consumer grocery delivery application

ii)                Grocery Originals –recently launched physical store in Mississauga, Ontario

iii)              Cuore Food Services - commenced sale of dry goods and produce to other businesses

The operations of the business are carried on by a 100% owned subsidiary, I8 Interactive Corporation, a company incorporated under the laws of Canada.

Management's Plan of Operation

Two Hands Corporation is a food distribution company through three on-demand food brands:

i)                 gocart.city

The gocart.city grocery delivery application was released in early June 2020. The gocart.city application has been rolled out on-line and to both the Apple and Google Play stores.  To meet the growing demand for grocery delivery, our coverage area now includes Southern Ontario.

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

ii)                Grocery Originals

Physical store launched in Mississauga, Ontario in July 2021 fully equipped with a deli, cold storage and a stone pizza oven.

iii)              Cuore Food Services

Our food import and distribution brand commenced sale of dry goods and produce to other businesses including food services, retail chains, hotels, and restaurants in July 2020.

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

RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND 2020

REVENUES

Our revenue for the three months ended June 30, 2021 was $174,774, compared to $7,993 for the three months ended June 30, 2020. The Company recognized revenue of $48,585 (2020 - $4,312) from the sale of groceries to consumers via the gocart.city online grocery delivery application,  $126,189 (2020 - $0) from the sale of dry goods and produce to other businesses and $0 (2020 - $3,681) from the sale of computer equipment.

COST OF GOODS SOLD

Our cost of goods sold for the three months ended June 30, 2021 was $154,966, compared to $6,037 for the three months ended June 30, 2020. Cost of goods sold comprises of purchase of groceries of $154,966 (2020 - $2,568) and computer equipment of $0 (2020 - $3,469).

OPERATING EXPENSES

Our operating expenses for the three months ended June 30, 2021 were $446,806, compared to $1,195,530 for the three months ended June 30, 2020, respectively. The decrease in general and administrative expense is primarily due to an decrease in stock-based compensation paid to officers, directors and consultants.

General and administrative expense includes stock-based compensation for the three months ended June 30, 2021 and 2020 which comprises of 10,500,000 and 17,000,000 shares of common stock issued valued at $21,000 and $467,200, respectively for consulting services.

General and administrative expense also includes stock-based compensation for the three months ended June 30, 2021 and 2020 which comprises of 8,000,000 and 8,000,000 shares of common stock issued valued at $16,000 and $176,800, respectively, for salaries and compensation for our officers and directors.

OTHER INCOME (EXPENSE)

Amortization of debt discount and interest expense for the three months ended June 30, 2021 was $61,067, compared to $47,763 for the three months ended June 30, 2020. Amortization of debt discount and interest expense relates to the issuance of non-redeemable convertible notes, convertible notes and promissory notes.

During the three months ended June 30, 2021 and 2020, the Company elected to convert $102,264 and $1,620 of principal and interest of a non-redeemable convertible note into 639,721,254 and 16,204,864 shares of common stock of the Company resulting in a loss on settlement of debt of $1,517,348 and $299,394, respectively.

On April 14, 2020, the Company issued 2,000,000 shares of common stock with a fair value of $111,800 to fully settle the 1,000,000 warrants issued in conjunction with the issuance of the Senior Convertible Note with Firstfire Global Opportunities Fund, LLC on March 1, 2019. The issue of the shares resulting in a loss on settlement of warrant liability of $70,299.

Initial derivative expense of $14,206 for the three months ended June 30, 2021 represents the difference between the fair value of the total embedded derivative liability of $89,206 and the cash received of $75,000 for the convertible note issued on May 27, 2021.

Initial derivative expense of $43,847 for the three months ended June 30, 2020 represents the difference between the fair value of the total embedded derivative liability of $108,847 and the cash received of $65,000 for the convertible note issued on April 14, 2020.

During the three months ended June 30, 2021 and 2020, the gain (loss) due to the change in fair value of derivative liabilities was $32,511 and $141,110, respectively.

NET INCOME/LOSS

Our net loss for three months ended June 30, 2021 was $1,987,108, compared to $1,513,767 for the three months ended June 30, 2020, respectively. Our losses during the three months ended June 30, 2021 and 2020 are primarily due to costs associated with professional fees, our transfer agent, investor relations, stock-based compensation paid to officers, directors and consultants, loss on settlement of debt and the issuance of a convertible notes.

COMPARISON OF RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

REVENUES

Our revenue for the six months ended June 30, 2021 was $364,081, compared to $7,993 for the six months ended June 30, 2020. The Company recognized revenue of $103,627 (2020 - $4,312) from the sale of groceries to consumers via the gocart.city online grocery delivery application,  $260,454 (2020 - $0) from the sale of dry goods and produce to other businesses and $0 (2020 - $3,681) from the sale of computer equipment.

COST OF GOODS SOLD

Our cost of goods sold for the six months ended June 30, 2021 was $325,776, compared to $6,037 for the six months ended June 30, 2020. Cost of goods sold comprises of purchase of groceries of $325,776 (2020 - $2,568) and computer equipment of $0 (2020 - $3,469).

OPERATING EXPENSES

Our operating expenses for the six months ended June 30, 2021 were $1,303,745, compared to $3,062,533 for the six months ended June 30, 2020, respectively. The decrease in general and administrative expense is primarily due to an decrease in stock-based compensation paid to officers, directors and consultants.

General and administrative expense includes stock-based compensation for the six months ended June 30, 2021 and 2020 which comprises of 40,500,000 and 19,500,000 shares of common stock issued valued at $291,000 and $579,700, respectively for consulting services.

General and administrative expense also includes stock-based compensation for the six months ended June 30, 2021 and 2020 which comprises of 12,000,000 and 26,000,000 shares of common stock issued valued at $36,350 and $1,336,800, respectively, for salaries and compensation for our officers and directors.

OTHER INCOME (EXPENSE)

Amortization of debt discount and interest expense for the six months ended June 30, 2021 was $130,966, compared to $78,373 for the six months ended June 30, 2020. Amortization of debt discount and interest expense relates to the issuance of non-redeemable convertible notes, convertible notes and promissory notes.

During the six months ended June 30, 2021 and 2020, the Company elected to convert $170,349 and $2,252 of principal and interest of a non-redeemable convertible note into 1,092,044,783 and 22,524,864 shares of common stock of the Company resulting in a loss on settlement of debt of $3,413,884 and $890,986, respectively.

During the six months ended June 30, 2021 and 2020, the holders of the convertible notes also elected to convert 63,672,223 shares and 2,695,000 shares of the Company with a fair value of $218,127 and $208,285 resulting in a loss on settlement of debt of $43,041 and $48,097, respectively.

On April 14, 2020, the Company issued 2,000,000 shares of common stock with a fair value of $111,800 to fully settle the 1,000,000 warrants issued in conjunction with the issuance of the Senior Convertible Note with Firstfire Global Opportunities Fund, LLC on March 1, 2019. The issue of the shares resulting in a loss on settlement of warrant liability of $70,299.

Initial derivative expense of $126,322 for the six months ended June 30, 2021 represents the difference between the fair value of the total embedded derivative liability of $351,322 and the cash received of $225,000 for the convertible note issued on February 23, 2021.

Initial derivative expense of $144,401 for the six months ended June 30, 2020 represents the difference between the fair value of the total embedded derivative liability of $309,401 and the cash received of $165,000 for the convertible note issued on February 3, 2020 and April 14, 2020.

During the six months ended June 30, 2021 and 2020, the gain (loss) due to the change in fair value of derivative liabilities was $101,124 and $326,677, respectively.

NET INCOME/LOSS

Our net loss for six months ended June 30, 2021 was $4,878,529, compared to $3,966,057 for the six months ended June 30, 2020, respectively. Our losses during the six months ended June 30, 2021 and 2020 are primarily due to costs associated with professional fees, our transfer agent, investor relations, stock-based compensation paid to officers, directors and consultants, loss on settlement of debt and the issuance of a convertible notes.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2021, we had cash of $119,459 and total liabilities of $1,819,418. We believe our current cash balance is sufficient to fund our operations during the next 12 months (i) as the Company will not be required to outlay cash for advertising in the next year  as there $1,153,571 in advertising credits with SPAX, Inc. included in prepaid expense  (ii) because on June 29, 2021 debt holders with carrying value of $1,190,320 agreed to extend the maturity of debt previously classified as current liabilities to December 31, 2025 and (iii) we expect to reduce the cash expended on contractors in the next year as we plan to pay them in shares of the Company.

The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the six months ended June 30, 2021, the Company incurred a net loss of $4,878,529 and used cash in operating activities of $165,818 and on June 30, 2021, had  stockholders’ deficit of $3,532,739. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The Company’s independent registered public accounting firm, in their report on the Company’s financial statements for the year ending December 31, 2020, expressed substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty should we be unable to continue as a going concern.

Over the next 12 months we expect to expend approximately $50,000 in cash for legal, accounting and related services.. We hope to be able to compensate our independent contractors with stock-based compensation, which will not require us to use our cash, although there can be no assurances that we will be successful in these efforts.

If required, we expect to be able to secure additional capital through advances from our Chief Executive Officer, note holders, shareholders and others in order to pay expenses such as organizational costs, filing fees, accounting fees and legal fees, however, we do not have any written or oral agreements with any third parties which require them to fund our operations. Although there can be no assurances that we will be able to obtain such funds in the future, the Company has been able to secure financing to continue operations since its inception on April 3, 2009. We may be able to use our accounts receivable to secure additional debt and we are currently quoted on OTC Pink. The Company is unable to predict the effect, if any, that the coronavirus COVID-19 global pandemic may have on its access to the financing markets. If we need additional capital in the next twelve months and if we cannot raise such capital on acceptable terms, we may have to curtail our operations or terminate our business entirely.

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

OPERATING CAPITAL AND CAPITAL EXPENDITURE REQUIREMENTS

We are currently funding our operations by way of cash advances from our Chief Executive Officer, note holders, shareholders and others.  We hope to be able to compensate our independent contractors with stock-based compensation, which will not require us to use our cash, although there can be no assurances that we will be successful in these efforts.  We expect that we will be required to raise an additional $500,000 in cash by issuing new debt or equity for operating costs in order to implement our business plan in the next twelve months. The funds are loaned to the Company as required to pay amounts owed by the Company.  As such, our operating capital is currently limited to the personal resources of our Chief Executive Officer, note holders, shareholders and others.  The loans from our Chief Executive Officer, note holders, shareholders and others are unsecured and non-interest bearing and have no set terms of repayment. Our common stock started trading over the counter and has been quoted on the Over-The Counter Bulletin Board since February 17, 2011. The stock currently trades under the symbol “TWOH.OB.”

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended June 30, 2021, the Company elected to convert $102,264 of principal and interest of non-redeemable convertible notes into 639,721,254 shares of common stock of the Company with a fair value of $1,619,612 resulting in a loss of extinguishment of debt of $1,517,348.

During the three months ended March 31, 2021, the Company issued 10,500,000 shares of common stock for stock-based compensation for consulting services with a fair value of $21,000.

During the three months ended March 31, 2021, the Company issued 8,000,000 shares of common stock for stock-based compensation for officer and directors with a fair value of $16,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

During the quarter ended June 30, 2021, we did not have any defaults upon senior securities.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Certificate of Incorporation, dated April 3, 2009		S-1		3.1	6/22/2010
3.2	Bylaws, dated April 3, 2009		S-1		3.2	6/22/2010
3.3	Certificate of Amendment to the Certificate of Incorporation, dated August 8, 2013		10-Q	6/30/2013	3.3	8/14/2013
4.1	Specimen Stock Certificate		S-1		4.1	6/22/2010
4.2	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, dated August 6, 2013		10-Q	6/30/2013	4.2	8/14/2013
4.3	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock, dated December 13, 2019		8-K		3.1	12/19/2019
4.4	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock, dated October 7, 2020		8-K		3.1	10/8/2020
4.5	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock, dated June 24, 2021		8-K		3.1	7/1/2021
10.1	Innovative Product Opportunities Inc. Trust Agreement		S-1		10.1	6/22/2010
10.2	Side Letter Agreement, The Cellular Connection Ltd., dated January 8, 2018		10-K	12/31/2017	10.2	3/29/2018
10.3	Side Letter Agreement, Stuart Turk, dated January 8, 2018		10-K	12/31/2017	10.3	3/29/2018
10.4	Side Letter Agreement, Jordan Turk, dated April 12, 2018		10-Q	3/31/2018	10.4	5/21/2018
10.5	Side Letter Agreement, Jordan Turk, dated May 10, 2018		10-Q	3/31/2018	10.5	5/21/2018
10.6	Side Letter Agreement, Jordan Turk, dated September 13, 2018		10-K	12/31/2018	10.6	4/1/2019
10.7	Side Letter Agreement, Cellular Connection Ltd., dated January 31, 2019		10-K	12/31/2018	10.7	4/1/2019
10.8	Side Letter Agreement, Stuart Turk, dated January 31, 2019		10-K	12/31/2018	10.8	4/1/2019
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	*
101.SCH	XBRL Taxonomy Extension Schema Document	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition	*
104	Cover page formatted as Inline XBRL and contained in Exhibit 101	*

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

TWO HANDS CORPORATION

August 16, 2021	By: /s/ Nadav Elituv Nadav Elituv, President, Chief Executive Officer and Director (Principal Executive Officer)

By: /s/ Steven Gryfe Steven Gryfe, Chief Financial Officer (Principal Financial and Accounting Officer)

