Form 10-Q
period 2021-09-30
Two Hands Corp
filed 2021-11-15
CIK 1494413

  UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission File Number: 333-167667

TWO HANDS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	42-1770123
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1035 Queensway East, Mississauga, ON, Canada	L4Y 4C1
(Address of Principal Executive Offices)	(Zip Code)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of November 11, 2021, the issuer had 5,233,967,834 shares of its common stock issued and outstanding, par value $0.0001 per share.

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

TWO HANDS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2021

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

TWO HANDS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
ASSETS	(Unaudited)

Current assets
Cash	$805,748	$21,843
Accounts receivable	133,770	41,097
Taxes receivable	510	8,824
Prepaid expense	1,086,958	891,889
Total current assets	2,026,986	963,653

Property and equipment, net	4,128	3,444

Total assets	$2,031,114	$967,097

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$256,614	$162,536
Non-redeemable convertible notes, net	-	75,040
Due to related party	14,737	106,928
Notes payable	5,547	83,332
Convertible note, net	4,145	7,833
Derivative liabilities	66,200	172,261
Total current liabilities	347,243	607,930
Long-term liabilities
Promissory notes	232,561	85,796
Promissory notes - related party	227,512	194,485
Non-redeemable convertible notes, net	582,286	766,949
Total long-term liabilities	1,042,359	1,047,230

Total liabilities	1,389,602	1,655,160

Commitments and Contingencies	-	-

Temporary equity
Series A convertible preferred stock; $0.01 par value; 200,000 shares designated, 120,000 and 30,000 shares issued and outstanding, respectively	350,500	33,000
Series B convertible preferred stock; $0.01 par value; 100,000 shares designated, 4,000 shares issued and outstanding, respectively	1,520,000	1,520,000
Series C convertible preferred stock; $0.001 par value; 30,000 shares designated, 10,500 shares and 5,000 shares issued and outstanding, respectively	1,187,500	542,857
Series D convertible preferred stock; $0.001 par value; 200,000 shares designated, 40,000 shares and 0 shares issued and outstanding, respectively	789,006	-
Total temporary equity	3,847,006	2,095,857

Stockholder's deficit
Preferred stock; $0.001 par value; 1,000,000 shares authorized, 0 issued and outstanding	-	-
Common stock; $0.0001 par value; 6,000,000,000 shares authorized, 4,701,967,834 and 695,575,506 shares issued and outstanding, respectively	470,199	69,560
Additional paid-in capital	54,810,901	42,703,888
Common stock to be issued	336,000	336,000
Accumulated deficit	(58,822,594)	(45,893,368)
Total stockholders' deficit	(3,205,494)	(2,783,920)

Total liabilities and stockholders' deficit	$2,031,114	$967,097

The accompanying footnotes are an integral part of these unaudited financial statements.

TWO HANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020

Sales	$241,417	$54,838	$605,498	$62,831
Cost of goods sold	201,609	52,494	527,385	58,531
Gross profit	39,808	2,344	78,113	4,300

Operating expenses
General and administrative	693,259	1,626,144	1,997,004	4,688,678
Total operating expenses	693,259	1,626,144	1,997,004	4,688,678

Loss from operations	(653,451)	(1,623,800)	(1,918,891)	(4,684,378)

Other income (expense)
Amortization of debt discount and interest expense	(130,594)	(106,939)	(261,560)	(185,312)
Loss on settlement of debt	(7,360,278)	(464,351)	(10,817,203)	(1,473,733)
Initial derivative expense	-	(114,462)	(126,322)	(258,863)
Change in fair value of derivative liabilities	93,626	56,542	194,750	383,219
Total other income (expense)	(7,397,246)	(629,210)	(11,010,335)	(1,534,689)

Net loss	$(8,050,697)	$(2,253,010)	$(12,929,226)	$(6,219,067)

Net loss per common share - basic and diluted	$(0.003)	$(0.012)	$(0.007)	$(0.068)

Weighted average number of common shares outstanding - basic and diluted	2,998,954,553	190,493,425	1,854,661,108	91,887,054

The accompanying footnotes are an integral part of these unaudited financial statements.

TWO HANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
For the three and nine months ended September 30, 2021 and 2020
(Unaudited)

	Common Stock		Common Stock to	Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	be Issued	Capital	Deficit	Deficit
Balance, June 30, 2021	1,903,792,512	$190,382	$336,000	$46,712,776	$(50,771,897)	$(3,532,739)

Stock issued for conversion of non-redeemable convertible notes	2,459,980,000	245,997	-	7,320,193	-	7,566,190
Stock issued for conversion of convertible notes	83,195,322	8,320	-	220,004	-	228,324
Stock issued for the conversion of Series C Stock	225,000,000	22,500		486,428	-	508,928
Stock issued for officer and director compensation	30,000,000	3,000	-	71,500	-	74,500
Net loss	-	-	-	-	(8,050,697)	(8,050,697)
Balance, September 30, 2021	4,701,967,834	$470,199	$336,000	$54,810,901	$(58,822,594)	$(3,205,494)

	Common Stock		Common Stock to	Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	be Issued	Capital	Deficit	Deficit
Balance, December 31, 2020	695,575,506	$69,560	$336,000	$42,703,888	$(45,893,368)	$(2,783,920)

Stock issued for conversion of non-redeemable convertible notes	3,552,024,783	355,202	-	10,795,222	-	11,150,424
Stock issued for conversion of convertible notes	146,867,545	14,687	-	431,763	-	446,450
Stock issued for the conversion of Series C Stock	225,000,000	22,500		486,428	-	508,928
Stock issued for consulting	40,500,000	4,050	-	286,950	-	291,000
Stock issued for officer and director compensation	42,000,000	4,200	-	106,650	-	110,850
Net loss	-	-	-	-	(12,929,226)	(12,929,226)
Balance, September 30, 2021	4,701,967,834	$470,199	$336,000	$54,810,901	$(58,822,594)	$(3,205,494)

	Common Stock		Common Stock to	Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	be Issued	Capital	Deficit	Deficit
Balance, June 30, 2020	90,098,315	$9,010	$-	$40,179,020	$(42,193,363)	$(2,005,333)

Stock issued for conversion of non-redeemable convertible notes	90,400,000	9,040	-	446,140	-	455,180
Stock issued for conversion of convertible notes	39,792,037	3,981	-	182,931	-	186,912
Stock issued for prepaid	17,999,999	1,800	336,000	187,200	-	525,000
Stock issued for consulting	74,000,000	7,400	-	426,400	-	433,800
Stock issued for officer and director compensation	70,000,000	7,000	-	416,000	-	423,000
Net loss	-	-	-	-	(2,253,010)	(2,253,010)
Balance, September 30, 2020	382,290,351	$38,231	$336,000	$41,837,691	$(44,446,373)	$(2,234,451)

	Common Stock		Common Stock to	Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	be Issued	Capital	Deficit	Deficit
Balance, December 31, 2019	6,267,340	627	$-	$36,857,580	$(38,227,306)	$(1,369,099)

Stock issued for conversion of non-redeemable convertible notes	112,924,864	11,292	-	1,337,126	-	1,348,418
Stock issued for conversion of convertible notes	42,487,037	4,251	-	390,946	-	395,197
Stock issued for warrant liability settlement	2,000,000	200	-	111,600	-	111,800
Stock issued for prepaid	29,111,110	2,911	336,000	386,089	-	725,000
Stock issued for consulting	93,500,000	9,350	-	1,004,150	-	1,013,500
Stock issued for officer and director compensation	96,000,000	9,600	-	1,750,200	-	1,759,800
Net loss	-	-	-	-	(6,219,067)	(6,219,067)
Balance, September 30, 2020	382,290,351	$38,231	$336,000	$41,837,691	$(44,446,373)	$(2,234,451)

TWO HANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(12,929,226)	$(6,219,067)
Adjustments to reconcile net loss
to cash used in operating activities
Depreciation and amortization	1,281	1,149
Amortization of prepaid expense	974,268	1,602,097
Stock-based compensation	511,850	2,773,300
Amortization of debt discount	261,560	185,312
Loss on settlement of debt	10,817,203	1,473,733
Initial derivative expense	126,322	258,863
Change in fair value of derivative liabilities	(194,750)	(383,219)
Change in operating assets and liabilities
Accounts and taxes receivable	(85,273)	(41,785)
Prepaid expense	(15,986)	-
Accounts payable and accrued liabilities	232,718	72,059
Net cash used in operating activities	(300,033)	(277,558)

Cash flows from investing activities
Purchase of property and equipment	(1,945)	(2,229)
Net cash used in investing activities	(1,945)	(2,229)

Cash flow from financing activities
Advances by related party	90,680	79,412
Repayment of advances to related party	(83,747)	(55,780)
Proceeds from notes payable	14,895	136,853
Repayments of notes payable	-	(117,170)
Proceeds from issuance of shares	789,006	-
Proceeds from promissory notes	19,151	290,000
Proceeds from non-redeemable convertible	15,823	-
Proceeds from convertible notes	225,000	-
Net cash provided by financing activities	1,070,808	333,315

Change in foreign exchange	15,075	-

Net change in cash	783,905	53,528

Cash, beginning of the period	21,843	293

Cash, end of the period	$805,748	$53,821

Cash paid during the year
Interest paid	$-	$-
Income taxes paid	$-	$-

Supplemental disclosure of non-cash investing and financing activities
Stock issued to settle accrued liabilities	$207,500	$-
Stock issued to settle non-redeemable convertible notes	$11,150,424	$1,348,418
Stock issued to settle convertible notes	$446,450	$395,197
Stock issued for prepaids	$1,153,571	$725,000
Stock issued for warrant liability	$-	$111,800
Initial debt discount from derivative	$225,000	$290,000
Transfer of notes payable to promissory notes	$91,192	$-
Transfer of accounts payable and accrued liabilities to promissory notes	$29,450	$-
Transfer of due to related party to promissory notes	$19,572	$-
The accompanying footnotes are an integral part of these unaudited financial statements.

TWO HANDS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Two Hands Corporation (the "Company") was incorporated in the state of Delaware on April 3, 2009 and on July 26, 2016, changed its name from Innovative Product Opportunities Inc. to Two Hands Corporation.

The Two Hands co-parenting application launched on July 2018 and the Two Hands Gone application launched In February 2019. The Company ceased work on these applications in 2021.

The gocart.city online consumer grocery delivery application was released in early June 2020 and Cuore Food Services commenced sale of dry goods and produce to other businesses in July 2020.

In July 2021, the Company made the strategic decision to focus exclusively on the grocery market through three on-demand branches of its grocery businesses: gocart.city, Grocery Originals, and Cuore Food Services.

i)                 gocart.city is the Company’s online delivery marketplace, allowing consumers to shop online and have their groceries delivered.

ii)                Grocery Originals is the Company’s brick-and-mortar grocery store located in Mississauga Ontario at the site of the Company’s warehouse.

iii)              Cuore Food Services is the Company’s wholesale food distribution branch.

The operations of the business are carried on by I8 Interactive Corporation, a wholly-owned subsidiary of the Company, incorporated under the laws of Canada on February 7, 2014.

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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2021 and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature.  Interim results are not necessarily indicative of results of operations for the full year.

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

GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  During the nine months ended September 30, 2021, the Company incurred a net loss of $12,929,226 and used cash in operating activities of $300,033, and on September 30, 2021, had stockholders’ deficit of $3,205,494. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a  period one year from the date that the financial statements are issued.   The Company will be dependent upon the raising of additional capital through placement of its common stock in order to implement its business plan. There can be no assurance that the Company will be successful in this situation. The Company is unable to predict the effect, if any, that the coronavirus COVID-19 global pandemic may have on its access to the financing markets. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might result from this uncertainty. We are currently funding our operations by way of cash advances from our Chief Executive Officer, note holders, shareholders and others; however, we do not have any oral or written agreements with them or others to loan or advance funds to us.  There can be no assurances that we will be able to receive loans or advances from them or other persons in the future.

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

The allowance for doubtful accounts at September 30, 2021 and 2020 is $0 and $0, respectively.

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

During the nine months ended September 30, 2021 and 2020, the Company had revenue of $605,498 and $62,831 respectively. In 2021, the Company recognized revenue of $132,617 from the sale of groceries to consumers via the gocart.city online grocery delivery application and $472,881 from the sale of dry goods and produce to other businesses. In 2020, the Company recognized revenue of $59,150 from the sale of groceries to consumers via the gocart.city online grocery delivery application and $3,681 from the sale of computer equipment.

RESEARCH AND DEVELOPMENT COSTS

Software development costs are included in research and development and are expensed as incurred. FASB ASC Topic 350 Intangibles—Goodwill and Other requires that software development costs incurred subsequent to reaching technological feasibility be capitalized, if material. If the process of developing a new product or major enhancement does not include a detailed program design, technological feasibility is determined only after completion of a working model. To date, the period between achieving technological feasibility and the general availability of such software has been short, and the software development costs qualifying for capitalization have been insignificant. The Company recorded research and development expense of $0 and $0 for the nine months ended September 30, 2021 and 2020, respectively.

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

NET LOSS PER SHARE

Basic net income (loss) per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period increased to include the number of additional common shares that would have been outstanding if potentially dilutive securities had been issued. On September 30, 2021 and 2020, we excluded the common stock issuable upon conversion of non-redeemable convertible notes, convertible notes, Series A Stock, Series B Stock, Series C Stock, common stock to be issued and warrants of 6,906,076,484 shares and 8,432,844,041 shares, respectively, as their effect would have been anti-dilutive. On September 30, 2021, common stock equivalents exceed authorized shares of common stock of the Company.

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

Derivative liabilities are measured at fair value on a recurring basis using Level 3 inputs.

The following tables present assets and liabilities that are measured and recognized at fair value as on a recurring basis:

	September 30, 2021
	Level 1	Level 2	Level 3
Description	$	$	$
Derivative liabilities	-	-	66,200

	December 31, 2020
	Level 1	Level 2	Level 3
Description	$	$	$
Derivative liabilities	-	-	172,261

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

NOTE 3 – NON-REDEEMABLE CONVERTIBLE NOTES

On June 10, 2014, the Company agreed to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable issued to The Cellular Connection Ltd. during the period from February 22, 2013 to June 10, 2014 with a total carrying value $42,189. The issue price of the Note is $42,189 with a face value of $54,193 and the Note has an original maturity date of December 31, 2014 which is subject to automatic renewal. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2015. The outstanding face value of the Note shall increase by another 20% on January 1, 2016 and again on each one-year anniversary of the Note until the Note has been paid in full. The condensed consolidated statement of operations includes interest expense of $0 and $376 for the nine months ended September 30, 2021 and 2020, respectively and $0 and $0 for the three months ended September 30, 2021 and 2020, respectively.  On September 30, 2021 and December 31, 2020, the carrying amount of the Note is $0 and $0, respectively. This Note has been paid in full.

On September 1, 2016, Doug Clark, former Chief Executive Officer and related party, assigned the Side Letter Agreement (“Note”) dated June 10, 2014 with a total carrying value $382,016 to DC Design Inc. (“DC Design”). On September 1, 2016, the Company entered into an amended Side Letter Agreement with DC Design to amend and add certain terms to the Side Letter Agreement and advances from the period from June 25, 2014 to December 24, 2014. Under the terms of the amended Side Letter Agreement, the issue price of the Note is $174,252 with an interest rate 20% per annum and an original maturity date of December 31, 2017 which is subject to automatic renewal. In addition, on September 30, 2019, the Company and DC Design entered into an Agreement to change the original maturity date of the Note to December 31, 2021. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.003 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2022. The outstanding face value of the Note shall increase by another 20% on January 1, 2023 and again on each one-year anniversary of the Note until the Note has been paid in full. During the nine months ended September 30, 2021, the Company elected to convert $39,612 of principal and interest into 13,204,000 shares of common stock of the Company at a fixed conversion price of $0.003 per share. This conversion resulted in a gain on debt settlement of $6,602 due to the requirement to record the share issuance at fair value on the date the shares were issued.  The condensed consolidated statement of operations includes interest expense of $6,602 and $4,119 for the nine months ended September 30, 2021 and 2020, respectively and $0 and $1,383 for the three months ended September 30, 2021 and 2020, respectively. On September 30, 2021 and December 31, 2020, the carrying amount of the Note is $0 and $33,010 (face value of $33,010 less $0 unamortized discount), respectively. This Note has been paid in full.

On January 8, 2018, the Company entered into a Side Letter Agreement (“Note”) with The Cellular Connection Ltd., to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $14,930 issued by the Company during the period of June 2014 and December 2017. The issue price of the Note is $14,930 with a face value of $17,916 and the Note has an original maturity date of December 31, 2018 which is subject to automatic renewal. On September 30, 2019, the Company and The Cellular Connection Ltd. entered into an Agreement to change the original maturity date of the Note to December 31, 2021. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2022. The outstanding face value of the Note shall increase by another 20% on January 1, 2023 and again on each one-year anniversary of the Note until the Note has been paid in full. The condensed consolidated statement of operations includes interest expense of $0 and $3,219 for the nine months ended September 30, 2021 and 2020, respectively and $0 and $1,081 for the three months ended September 30, 2021 and 2020, respectively. On September 30, 2021 and December 31, 2020, the carrying amount of the Note is $0 and $0, respectively. This Note has been paid in full.

On January 8, 2018, the Company entered into a Side Letter Agreement (“Note”) with Stuart Turk, to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $244,065 issued by the Company during the period of July 2014 and December 2017. The issue price of the Note is $244,065with a face value of $292,878 and the Note has an original maturity date of December 31, 2018 which is subject to automatic renewal. On June 29, 2021, the Company and Stuart Turk entered into an Agreement to change the original maturity date of the Note to December 31, 2025. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. The outstanding face value of the Note shall increase by 20% on each one-year anniversary of the Note until the Note has been paid in full. During the nine months ended September 30, 2021, the Company elected to convert $227,000 of principal and interest into 2,270,000,000 shares of common stock of the Company at a fixed conversion price of $0.0001 per share. These conversions resulted in a loss on debt settlement of $6,462,300 due to the requirement to record the share issuance at fair value on the date the shares were issued.  The condensed consolidated statement of operations includes interest expense of $62,879 and $52,622 for the nine months ended September 30, 2021 and 2020, respectively and $21,190 and $17,669 for the three months ended September 30, 2021 and 2020, respectively. On September 30, 2021 and December 31, 2020, the carrying amount of the Note is $256,224 (face value of $277,414 less $21,190 unamortized discount) and $420,344 (face value of $420,344 less $0 unamortized discount), respectively.

On April 12, 2018, the Company entered into a Side Letter Agreement (“Note”) with Jordan Turk to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $45,000 issued by the Company during the period of March 19, 2018 to April 12, 2018. The issue price of the Note is $45,000 with a face value of $54,000 and the Note has an original maturity date of December 31, 2018 which is subject to automatic renewal. On June 29, 2021, the Company and Jordan Turk entered into an Agreement to change the original maturity date of the Note to December 31, 2025. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. The outstanding face value of the Note shall increase by 20% on each one-year anniversary of the Note until the Note has been paid in full. During the nine months ended September 30, 2021, the Company elected to convert $90,048 of principal and interest into 900,480,000 shares of common stock of the Company at a fixed conversion price of $0.0001 per share. These conversions resulted in a loss on debt settlement of $2,918,242 due to the requirement to record the share issuance at fair value on the date the shares were issued.   The condensed consolidated statement of operations includes interest expense of $15,008 and $9,612 for the nine months ended September 30, 2021 and 2020, respectively and $7,566 and $3,228 for the three months ended September 30, 2021 and 2020, respectively. On September 30, 2021 and December 31, 2020, the carrying amount of the Note is $0 and $75,040 (face value of $75,040 less $0 unamortized discount), respectively. This Note has been paid in full.

On May 10, 2018, the Company entered into a Side Letter Agreement (“Note”) with Jordan Turk to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $35,000 issued by the Company on May 9, 2018. The issue price of the Note is $35,000 with a face value of $42,000 and the Note has an original maturity date of December 31, 2018 which is subject to automatic renewal. On June 29, 2021, the Company and Jordan Turk entered into an Agreement to change the original maturity date of the Note to December 31, 2025. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. The outstanding face value of the Note shall increase by 20% on each one-year anniversary of the Note until the Note has been paid in full. The condensed consolidated statement of operations includes interest expense of $9,047 and $7,546 for the nine months ended September 30, 2021 and 2020, respectively and $3,049 and $2,533 for the three months ended September 30, 2021 and 2020, respectively. On September 30, 2021 and December 31, 2020, the carrying amount of the Note is $69,527 (face value of $72,576 less $3,049 unamortized discount) and $60,480 (face value of $60,480 less $0 unamortized discount), respectively.

On September 13, 2018, the Company entered into a Side Letter Agreement (“Note”) with Jordan Turk to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $40,000 issued by the Company during the period of July 10 to September 13, 2018. The issue price of the Note is $40,000 with a face value of $48,000 and the Note has an original maturity date of December 31, 2018 which is subject to automatic renewal. On June 29, 2021, the Company and Jordan Turk entered into an Agreement to change the original maturity date of the Note to December 31, 2025. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. The outstanding face value of the Note shall increase by 20% on each one-year anniversary of the Note until the Note has been paid in full. The condensed consolidated statement of operations includes interest expense of $10,339 and $8,624 for the nine months ended September 30, 2021 and 2020, respectively and $3,485 and $2,896 for the three months ended September 30, 2021 and 2020, respectively.  On September 30, 2021 and December 31, 2020, the carrying amount of the Note is $79,460 (face value of $82,944 less $3,484 unamortized discount) and $69,120 (face value of $69,120 less $0 unamortized discount), respectively.

On January 31, 2019, the Company entered into a Side Letter Agreement (“Note”) with Stuart Turk to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $106,968 issued by the Company during the period of January 3, 2018 to December 28, 2018. The issue price of the Note is $106,968 with a face value of $128,362 and the Note has an original maturity date of December 31, 2019 which is subject to automatic renewal. On June 29, 2021, the Company and Stuart Turk entered into an Agreement to change the original maturity date of the Note to December 31, 2025. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. The outstanding face value of the Note shall increase by 20% on each one-year anniversary of the Note until the Note has been paid in full. The condensed consolidated statement of operations includes interest expense of $23,042 and $19,219 for the nine months ended September 30, 2021 and 2020, respectively and $7,765 and $6,453 for the three months ended September 30, 2021 and 2020, respectively. On September 30, 2021 and December 31, 2020, the carrying amount of the Note is $177,076 (face value of $184,841 less $7,765 unamortized discount) and $154,034 (face value of $154,034 less $0 unamortized discount), respectively.

On January 31, 2019, the Company entered into a Side Letter Agreement (“Note”) with The Cellular Connection Ltd. to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $20,885 issued by the Company during the period of January 23, 2018 to October 16, 2018. The issue price of the Note is $20,885 with a face value of $25,062 and the Note has an original maturity date of December 31, 2019 which is subject to automatic renewal. On September 30, 2019, the Company and The Cellular Connection Ltd. entered into an Agreement to change the original maturity date of the Note to December 31, 2021. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2022. The outstanding face value of the Note shall increase by another 20% on January 1, 2023 and again on each one-year anniversary of the Note until the Note has been paid in full. During the nine months ended September 30, 2021, the Company elected to convert $35,952 of principal and interest into 359,517,254 shares of common stock of the Company at a fixed conversion price of $0.0001 per share. These conversions resulted in a loss on debt settlement of $1,357,400 due to the requirement to record the share issuance at fair value on the date the shares were issued.  The condensed consolidated statement of operations includes interest expense of $5,992 and $3,763 for the nine months ended September 30, 2021 and 2020, respectively and $0 and $1,250 for the three months ended September 30, 2021 and 2020, respectively. On September 30, 2021 and December 31, 2020, the carrying amount of the Note is $0 and $29,960 (face value of $29,960 less $0 unamortized discount), respectively. This Note has been paid in full.

On January 20, 2021, the Company entered into a Side Letter Agreement (“Note”) with Francesco Bisignano for cash proceeds of $15,823. The issue price of the Note is $15,823 with a face value of $23,735. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0034 per share of the Company’s common stock.. During the nine months ended September 30, 2021, the Company elected to convert $23,735 of principal and interest into 8,823,529 shares of common stock of the Company at a fixed conversion price of $0.0034 per share. This conversion resulted in a loss on debt settlement of $2,736 due to the requirement to record the share issuance at fair value on the date the shares were issued.  The condensed consolidated statement of operations includes interest expense of $7,912 and $0 for the nine months ended September 30, 2021 and 2020, respectively. On September 30, 2021 and December 31, 2020, the carrying amount of the Note is $0. This Note has been paid in full.

NOTE 4 – NOTES PAYABLE

As of September 30, 2021 and December 31, 2020, notes payable due to Stuart Turk, Jordan Turk and The Cellular Connection Limited, a corporation controlled by Stuart Turk, totaling $5,547 and $83,332, respectively, were outstanding. The balances are non-interest bearing, unsecured and have no specified terms of repayment.

During the nine months ended September 30, 2021, $14,895 for expenses paid on behalf of the Company and the Company settled notes payable of $91,192 by issuing promissory notes.

During the nine months ended September 30, 2020, notes payable were issued for $122,227 of expenses paid on behalf of the Company and $14,626 of cash was advanced to the Company and notes payable were repaid by the Company with $117,170 of cash.

NOTE 5 – PROMISSORY NOTES

Promissory Notes

As of September 30, 2021 and December 31, 2020, promissory notes of $232,561 (principal $212,722 and interest of $19,839) and $85,796 (principal $76,263 and interest of $9,533), respectively, were outstanding. The promissory notes bears interest of 10% per annum, are unsecured and mature on December 31, 2025.

During the nine months ended September 30, 2021, the Company issued promissory notes of $136,459 for $19,217 of cash advanced to the Company and $91,192 to settle notes payable and $26,050 to settle accounts payable. Promissory notes holders on June 29, 2021 agreed to extend the maturity of notes to December 31, 2025.

Promissory Notes – Related Party

As of September 30, 2021 and December 31, 2020, promissory notes – related party of $227,512 (principal $192,447 and interest of $35,065) and $194,485 (principal $172,876 and interest of $21,609), respectively, were outstanding. The promissory notes – related party bear interest of 10% per annum, are unsecured, mature on December 31, 2025 and are due to Nadav Elituv, the Company's Chief Executive Officer.

During the nine months ended September 30, 2021, the Company issued promissory notes – related party of $19,572 for $3,400 to settle accrued liabilities and $16,172 of expenses paid on behalf of the Company. Promissory notes - related party holder on June 29, 2021 agreed to extend the maturity of notes to December 31, 2025.

NOTE 6 – CONVERTIBLE NOTE

Power Up Lending Group Ltd.

On July 13, 2020 the Company entered into a Securities Purchase Agreement with Power Up Lending Group Ltd. (“Holder”) relating to the issuance and sale of a Senior Convertible Note (the “Note”) with an original principal amount of $53,000 less transaction costs of $3,000 bearing an 8% annual interest rate and maturing July 13, 2021 for $50,000 in cash. After 180 days after the issue date, the Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the lowest three average trading price during the ten trading day period ending on the latest trading day prior to the conversion date. The Company may prepay the Note in cash, if repaid within 90 days of date of issue, at 118% of the original principal amount plus interest, between 91 days and 120 days at 123% of the original principal amount plus interest, between 121 days and 180 days at 129% of the original principal amount plus interest and after 181 days 175% of the original principal amount plus interest. From January 15, 2021 to January 19, 2021, the Holder converted 30,622,223 shares of common stock of the Company with a fair value of $98,262 to settle principal and interest of $55,120. The conversions resulted in the settlement of derivative liabilities of $64,501 and a loss on settlement of debt of $25,604. On September 30, 2021 and December 31, 2020, the Note was recorded at amortized cost of $0 and $5,274 (comprised of principal of $53,000 plus accrued interest of $1,986 less debt discount of $49,712), respectively. This Note has been paid in full.

On September 11, 2020 the Company entered into a Securities Purchase Agreement with Power Up Lending Group Ltd. (“Holder”) relating to the issuance and sale of a Senior Convertible Note (the “Note”) with an original principal amount of $78,000 less transaction costs of $3,000 bearing an 8% annual interest rate and maturing March 11, 2021 for $75,000 in cash. After 180 days after the issue date, the Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the lowest three average trading price during the ten trading day period ending on the latest trading day prior to the conversion date. The Company may prepay the Note in cash, if repaid within 90 days of date of issue, at 118% of the original principal amount plus interest, between 91 days and 120 days at 123% of the original principal amount plus interest, between 121 days and 180 days at 129% of the original principal amount plus interest and after 181 days 175% of the original principal amount plus interest. From March 15, 2021 to March 16, 2021, the Holder converted 33,050,000 shares of common stock of the Company with a fair value of $119,865 to settle principal and interest of $81,120. The conversions resulted in the settlement of derivative liabilities of $89,884 and a loss on settlement of debt of $17,437. On September 30, 2021 and December 31, 2020, the Note was recorded at amortized cost of $0 and $2,559 (comprised of principal of $78,000 plus accrued interest of $1,898 less debt discount of $77,339), respectively. This Note has been paid in full.

Redstart Holdings Corp.

On February 23, 2021,  the Company entered into a Securities Purchase Agreement with Redstart Holdings Corp. (“Holder”) relating to the issuance and sale of a Convertible Note (the “Note”) with an original principal amount of $153,000 less transaction costs of $3,000 bearing an 8% annual interest rate and maturing August 23, 2022 for $150,000 in cash. After 180 days after the issue date, the Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the lowest three average trading price during the ten trading day period ending on the latest trading day prior to the conversion date. The Company may prepay the Note in cash, if repaid within 90 days of date of issue, at 118% of the original principal amount plus interest, between 91 days and 120 days at 123% of the original principal amount plus interest, between 121 days and 180 days at 129% of the original principal amount plus interest and after 181 days 175% of the original principal amount plus interest. From August 25, 2021 to August 30, 2021, the Holder converted 83,195,322 shares of common stock of the Company with a fair value of $228,323 to settle principal and interest of $159,120. The conversions resulted in the settlement of derivative liabilities of $108,249 and a loss on settlement of debt of $40,086. On September 30, 2021 and December 31, 2020, the Note was recorded at amortized cost of $0 and $0, respectively. This Note has been paid in full.

Geneva Roth Remark Holdings Inc.

On May 27, 2021,  the Company entered into a Securities Purchase Agreement with Geneva Roth Remark Holdings Inc. (“Holder”) relating to the issuance and sale of a Convertible Note (the “Note”) with an original principal amount of $78,750 less transaction costs of $3,750 bearing an 8% annual interest rate and maturing May 27, 2022 for $75,000 in cash. After 180 days after the issue date, the Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the lowest three average trading price during the ten trading day period ending on the latest trading day prior to the conversion date. The Company may prepay the Note in cash, if repaid within 90 days of date of issue, at 118% of the original principal amount plus interest, between 91 days and 120 days at 123% of the original principal amount plus interest, between 121 days and 180 days at 129% of the original principal amount plus interest and after 181 days 175% of the original principal amount plus interest. On September 30, 2021 and December 31, 2020, the Note was recorded at amortized cost of $4,145 (comprised of principal of $78,750 plus accrued interest of $2,175 less debt discount of $76,780) and $0, respectively.

NOTE 7 - CONVERTIBLE PROMISSORY NOTE DERIVATIVE LIABILITIES

The Convertible Promissory Notes with Power Up Lending Group Ltd., Redstart Holdings Corp. and Geneva Roth Remark Holdings Inc. with issue dates of July 13, 2020, September 11, 2020, February 23, 2021 and May 27, 2021 are accounted for under ASC 815.  The variable conversion price is not considered predominantly based on a fixed monetary amount settleable with a variable number of shares due to the volatility and trading volume of the Company’s common stock. The Company’s convertible promissory note derivative liabilities have been measured at fair value on December 31, 2020, February 23, 2021, March 31, 2021, June 30, 2021 and September 30, 2021 using the binomial model.

The inputs into the binomial models are as follows:

	December 31, 2020	February 23, 2021	March 31, 2021	June 30, 2021	September 30, 2021
Closing share price	$0.0031	$0.0068	$0.0027	$0.0019	$0.0024
Conversion price	$0.0019	$0.0037	$0.0018	$0.0012	$0.0017
Risk free rate	0.09% to 0.10%	0.13%	0.12%	0.10% to 0.12%	0.07%
Expected volatility	228% to 284%	276%	273%	185% to 196%	160%
Dividend yield	0%	0%	0%	0%	0%
Expected life	0.53 to 1.19 years	1.5 years	1.4 years	0.91 to 1.15 years	0.65 years

The fair value of the convertible promissory note derivative liability relating to the Notes issued to Power Up Lending Group Ltd., Redstart Holdings Corp. and Geneva Roth Remark Holdings Inc on July 13, 2020, September 11, 2020, February 23, 2021 and May 27, 2021 is $66,200 (December 31, 2020 - $172,261), of which $225,000 was recorded as a debt discount and the remainder of $126,322 was recorded as initial derivative expense. During the nine months ended September 30, 2021, the convertible promissory note derivative liability was reduced by $262,633 for settlement of derivative liabilities due to conversion of the Notes into common stock by the Holders. The decrease in the fair value of the conversion option derivative liability of $194,750 is recorded as a gain in the condensed consolidated statements of operations for the nine months ended September 30, 2021.

NOTE 8  – RELATED PARTY TRANSACTIONS

As of September 30, 2021 and December 31, 2020, advances and accrued salary of $14,737 and $106,928, respectively, were due to Nadav Elituv, the Company's Chief Executive Officer. The balance is non-interest bearing, unsecured and have no specified terms of repayment. During the nine months ended September 30, 2021, the Company issued advances due to related party for $90,680 of expenses paid on behalf of the Company and advances due to related party were repaid by the Company with $83,747 in cash. In addition, the Company accrued salary of $129,600 due to Nadav Elituv for the nine months ended September 30, 2021, issued 60,000 shares of Series A Convertible Preferred Stock with a fair value of $207,500 to settled accrued salary due and issued a promissory note for $19,572 to settle due to related party.

During the nine months ended September 30, 2020, the Company issued advances due to related party of $74,219 for expenses paid on behalf of the Company and cash received of $5,195 and the Company repaid advance due to related party with $55,780 in cash.

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

On July 1, 2021, the Company executed an employment agreement for the period from July 1, 2021 to June 30, 2022 with Nadav Elituv, the Chief Executive Officer of the Company whereby the Company shall pay 30,000 shares of Series A Convertible Preferred Stock of the Company, 60,000,000 shares of Common Stock of the Company and an annual salary of $216,000 payable monthly on the first day of each month from available funds. On September  30, 2021, there were 45,000,000 shares of common stock due Nadav Elituv under the employment agreement.

Stock-based compensation – salaries expense related to these employment agreements for the nine months ended September 30, 2021 and 2020 is $186,350 and $439,950, respectively. Stock-based compensation – salaries expense was recognized ratably over the requisite service period.

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

On October 7, 2020, the Company filed a Certificate of Designation with the Delaware Secretary of State thereby designating thirty thousand (30,000) shares as Series C Convertible Preferred Stock, par value $0.001 per share (“Series C Stock”). Each share of Series C Stock (i) has a liquidation value of $100, subject to various anti-dilution protections (ii) is convertible into shares of common stock of the Company nine months after the date of issuance at a price of $0.002 per share, subject to various anti-dilution protections (iii) on conversion will receive an aggregate number of shares of common stock as is determined by dividing the liquidation value by the conversion price. Series C Stock are non-voting. On June 24, 2021, the board of directors approved the increase in the number of designated shares of Series C Convertible Preferred Stock from 5,000 to 30,000 and reduction of the conversion price from $0.0035 per share to $0.002 per share.

On September 1, 2021, the Company filed a Certificate of Designation with the Delaware Secretary of State thereby designating two hundred thousand (200,000) shares as Series D Convertible Preferred Stock, par value $0.001 per share (“Series D Stock”). Each share of Series D Stock is convertible into one-hundred (100) shares of common stock of the Company six months after the date of issuance. Series D Stock are non-voting.

On September 30, 2021, the Company issued 30,000 shares of Series A Convertible Preferred Stock with a fair value of $97,500 ($3.25 per share) to settle accrued liabilities for compensation due to Nadav Elituv, the Chief Executive Officer of the Company.

From September 1, 2021 to September 17, 2021, the Company issued 40,000 shares of Series D Convertible Preferred Stock for $789,006 ($1,000,000 CAD)  in cash.

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

Series A Stock, Series B Stock Series C Stock and Series D Stock has been classified as temporary equity (outside of permanent equity) on the consolidated balance sheet on September 30, 2021 and December 31, 2020 because other tainting contracts such as convertible notes have inadequate available authorized shares of the Company for settlement.

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

During the nine months ended September 30, 2021, the Company elected to convert $416,347 of principal and interest of non-redeemable convertible notes into 3,552,024,783 shares of common stock of the Company with a fair value of $11,150,424 resulting in a loss of extinguishment of debt of $10,734,075.

During the nine months ended September 30, 2021, the Holders of the Senior Convertible Notes issued on July 13, 2020, September 11, 2020  and February 26, 2021 elected to convert $295,360 of principal and interest into 146,867,547 shares of common stock of the Company with a fair value of $446,450 resulting in a loss of extinguishment of debt of $83,127.

During the nine months ended September 30, 2021, the Holders of Series C Stock election to convert 4,500 shares of Series C Stock into 225,000,000 shares of common stock.

During the nine months ended September 30, 2021, the Company issued 40,500,000 shares of common stock for stock-based compensation for consulting services with a fair value of $291,000.

During the nine months ended September 30, 2021, the Company issued 42,000,000 shares of common stock for stock-based compensation for officers and directors with a fair value of $110,850.

Common stock to be issued

On September 30, 2021 and December 31, 2020, the Company had an obligation to issue 32,000,001 shares of common stock valued at $336,000 and 32,000,001 shares of common stock valued at $336,000, respectively, for stock-based compensation – consulting services. These shares relate to an agreement dated August 1, 2020 for services to be provided from August 1, 2020 to July 31, 2022 whereby the Company shall pay 50,000,000 shares of Common Stock of the Company with a fair value of $525,000 for consulting. The shares are expensed the earlier of (i) the date of issue of shares or (ii) on a straight line over the life of the contract.

NOTE 11  - SUBSEQUENT EVENTS

2021 Stock Incentive Plan

On October 1, 2021, the Board of Directors approved the 2021 Stock Incentive Plan (the “2021 Plan”) to attract and retain the best available personnel, to provide additional incentive to employees, directors and consultants, and to promote the success of the Company's business. Pursuant to the 2020 Plan, the Board may grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares and restricted share units. to eligible persons. The maximum aggregate number of shares of common stock with respect to which awards granted under the Plan shall not exceed 200,000,000.

Common Stock

From October 1, 2021 to November 6, 2021, the Company elected to convert $44,700 of principal and interest of non-redeemable convertible notes into 447,000,000 shares of common stock of the Company with a fair value of $1,142,000 resulting in a loss of extinguishment of debt of $1,097,300.

From October 1, 2021 to November 6, 2021, the Company issued 5,000,000 shares of common stock for stock-based compensation for consulting services with a fair value of $12,500.

From October 1, 2021 to November 6, 2021, the Company issued 80,000,000 shares of common stock for stock-based compensation for officers and directors with a fair value of $207,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Two Hands Corporation (the "Company") was incorporated in the state of Delaware on April 3, 2009 and on July 26, 2016, changed its name from Innovative Product Opportunities Inc. to Two Hands Corporation.

The Two Hands co-parenting application launched on July 2018 and the Two Hands Gone application launched In February 2019. The Company ceased work on these applications in 2021.

The gocart.city online consumer grocery delivery application was released in early June 2020 and Cuore Food Services commenced sale of dry goods and produce to other businesses in July 2020.

In July 2021, the Company made the strategic decision to focus exclusively on the grocery market through three on-demand branches of its grocery businesses: gocart.city, Grocery Originals, and Cuore Food Services. All three of such branches of the Company’s business share industry standard warehouse storage space and inventory. The Company’s inventory is updated continuously and generally consists of produce, meats, pantry items, bakery & pastry goods, gluten-free goods, and organic items, acquired from various different suppliers in Canada and internationally, with whom the Company and its principals have cultivated long-term relationships.

gocart.city

gocart.city is the Company’s online delivery marketplace, allowing consumers to shop online and have their groceries delivered. The gocart.city online platform stores all inventory in the Company’s warehouse located at its head office in Mississauga. The aim of gocart.city is to deliver fresh and high-quality food products directly to retail consumers throughout Southern Ontario. The Company recently engaged local renowned chef, Grace DiFede, to curate a new line of meal kits and bundles to sell on the gocart.city platform alongside the Company’s other grocery essentials.

The gocart.city platform is available online and through applications for handheld devices supporting iOS or Android. The features and functions of gocart.city include customers having the ability to search for products by category and name, customers saving items in their cart and being able to share their cart with others, and being able to opt-in to digital weekly alerts that provide information on promotions and discounts on certain products. gocart.city also includes standard payment options for customers, such as PayPal, American Express and Visa.

The Company also employs a social media manager to oversee and increase engagement with customers by using platforms such as Facebook, Twitter, Instagram and Google. The ads that are posted on these platforms are generic branding related to the Company, as well as the promotion of particular sale items. Moreover, the Company has agreements with SRAX, Inc. and Adfuel Media Inc. to boost such engagement.

Grocery Originals

Grocery Originals is the Company’s brick-and-mortar grocery store located in Mississauga Ontario at the site of the Company’s warehouse. Grocery Originals was originally intended for curbside pickup but has expanded into a full service store, that includes a deli, cold storage, a stone pizza oven, and offering a wide variety of fresh and specialty meals curated by Grace Di Fede.

Cuore Food Services

Cuore Food Services is the Company’s wholesale food distribution branch. Cuore Food Services uses inventory from the Company’s warehouse as well as inventory it acquires on an ad hoc basis, and focuses on bulk delivery of goods to food service business such as restaurants, hotels, event planning/hosting businesses. Orders distributed through Cuore Food Services can be made over the phone or online through a different front-end of the gocart.city platform.

The operations of the business are carried on by I8 Interactive Corporation, a wholly-owned subsidiary of the Company, incorporated under the laws of Canada on February 7, 2014.

Management's Plan of Operation

The Company is focused exclusively on the grocery market through three on-demand branches of its grocery businesses: gocart.city, Grocery Originals, and Cuore Food Services.

The performance of the Company’s business during the COVID-19 pandemic illustrates the flexibility of its model as the Company was able to meet heightened demand with an assortment of products that met customer preferences. The Company is still early-on in its development but sees a highly scalable business with lower corporate fixed costs, providing protection in the event of an economic downturn.

Products and Services

The Company plans to continue to expand it reach to additional customers and geographies across Canada and continue to enhance its product offering with fresh, natural and organic foods.

Mobile Application

V2 of the gocart.city mobile application will be a subsequent release. The Company plans to further expand the features of the mobile application and hire an in-house developer. Following the completion of V2 of the mobile application, the Company will consider user behaviour and plans to expand the functionality and features of the mobile application on an on-going basis going forward.

Operations and Logistics

The company plans to expand storage and warehousing, expand warehouse staff, add more delivery trucks and expand the delivery area.

Sales and Marketing

The Company plans on utilizing and leveraging its agreement with SRAX, Inc. and Adfuel Media Inc. to market its grocery delivery application and services and expand its footprint in the Ontario region and beyond as its customer base grows.

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

RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

SALES

Our sales for the three months ended September 30, 2021 was $241,417, compared to $54,838 for the three months ended September 30, 2020. The Company recognized revenue of $28,832 (2020 - $51,157) from the sale of groceries to consumers via the gocart.city online grocery delivery application,  $212,585 (2020 - $0) from the sale of dry goods and produce to other businesses and $0 (2020 - $3,681) from the sale of computer equipment.

Sales have increased from the previous period primarily due to growth in sales to other businesses caused by increased product offerings, more time devoted to sales activity, new customers and repeat orders and reopening of restaurants locked down because of the COVID-19 pandemic.

COST OF GOODS SOLD

Our cost of goods sold for the three months ended September 30, 2021 was $201,609, compared to $52,494 for the three months ended September 30, 2020. Cost of goods sold comprises of purchase of groceries of $201,609 (2020 - $49,025) and computer equipment of $0 (2020 - $3,469).

GROSS PROFIT

Our gross profit for the three months ended September 30, 2021 was $39,808 (16.5% of sales), compared to $2,344 (4.3% of sales) for the three months ended September 30, 2020.

Gross margins have increased due to fewer incentives offered to customers.

OPERATING EXPENSES

Our operating expenses for the three months ended September 30, 2021 were $693,259, compared to $1,626,144 for the three months ended September 30, 2020, respectively. The decrease in general and administrative expense is primarily due to an decrease in stock-based compensation paid to officers, directors and consultants.

General and administrative expense includes stock-based compensation for the three months ended September 30, 2021 and 2020 which comprises of 0 and 74,000,000 shares of common stock issued valued at $0 and $433,800, respectively for consulting services.

General and administrative expense also includes stock-based compensation for the three months ended September 30, 2021 and 2020 which comprises of 30,000,000 and 70,000,000 shares of common stock issued valued at $74,500 and $423,000, respectively, for salaries and compensation for our officers and directors. During the three months ended September 30, 2021, stock-based compensation includes 30,000 shares of Series A Convertible Preferred Stock valued at $110,000 issued to Nadav Elituv, the Company's Chief Executive Officer.

OTHER INCOME (EXPENSE)

Amortization of debt discount and interest expense for the three months ended September 30, 2021 was $130,594, compared to $106,939 for the three months ended September 30, 2020. Amortization of debt discount and interest expense relates to the issuance of non-redeemable convertible notes, convertible notes and promissory notes.

During the three months ended September 30, 2021 and 2020, the Company elected to convert $245,998 and $9,040 of principal and interest of a non-redeemable convertible note into 2,459,980,000 and 90,400,000 shares of common stock of the Company with a fair value of $7,566,190 resulting in a loss on settlement of debt of $7,320,192 and $446,140, respectively.

During the three months ended September 30, 2021 and 2020, the holders of the convertible notes elected to convert principal and interest of $159,120  and $107,120  into 83,195,322 and 39,792,017 shares of the common stock with a fair value of $228,323 and $186,911 resulting in a loss on settlement of debt of $40,086 and $18,211, respectively.

During the three months ended September 30, 2021 and 2020, the gain (loss) due to the change in fair value of derivative liabilities was $93,626 and $56,542, respectively.

NET INCOME/LOSS

Our net loss for three months ended September 30, 2021 was $8,050,697, compared to $2,253,010 for the three months ended September 30, 2020, respectively. Our losses during the three months ended September 30, 2021 and 2020 are primarily due to costs associated with professional fees, our transfer agent, investor relations, stock-based compensation paid to officers, directors and consultants, loss on settlement of debt and the issuance of a convertible notes.

COMPARISON OF RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

SALES

Our sales for the nine months ended September 30, 2021 was $605,498, compared to $62,831 for the nine months ended September 30, 2020. The Company recognized revenue of $132,617 (2020 - $59,150) from the sale of groceries to consumers via the gocart.city online grocery delivery application,  $472,881 (2020 - $0) from the sale of dry goods and produce to other businesses and $0 (2020 - $3,681) from the sale of computer equipment.

Sales have increased from the previous period primarily due to growth in sales to other businesses caused by increased product offerings, more time devoted to sales activity, new customers and repeat orders and reopening of restaurants locked down because of the COVID-19 pandemic.

COST OF GOODS SOLD

Our cost of goods sold for the nine months ended September 30, 2021 was $527,385, compared to $58,531 for the nine months ended September 30, 2020. Cost of goods sold comprises of purchase of groceries of $527,385 (2020 - $55,062) and computer equipment of $0 (2020 - $3,469).

GROSS PROFIT

Our gross profit for the nine months ended September 30, 2021 was $78,113 (12.9% of sales), compared to $4,300 (6.8% of sales) for the three months ended September 30, 2020.

Gross margins have increased due to fewer incentives offered to customers.

OPERATING EXPENSES

Our operating expenses for the nine months ended September 30, 2021 were $1,997,004, compared to $4,688,678 for the nine months ended September 30, 2020, respectively. The decrease in general and administrative expense is primarily due to an decrease in stock-based compensation paid to officers, directors and consultants.

General and administrative expense includes stock-based compensation for the nine months ended September 30, 2021 and 2020 which comprises of 40,500,000 and 93,500,000 shares of common stock issued valued at $291,000 and $1,013,500, respectively for consulting services.

General and administrative expense also includes stock-based compensation for the nine months ended September 30, 2021 and 2020 which comprises of 42,000,000 and 96,000,000 shares of common stock issued valued at $110,850 and $1,759,800, respectively, for salaries and compensation for our officers and directors. During the three months ended September 30, 2021, stock-based compensation includes 30,000 shares of Series A Convertible Preferred Stock valued at $110,000 issued to Nadav Elituv, the Company's Chief Executive Officer.

OTHER INCOME (EXPENSE)

Amortization of debt discount and interest expense for the nine months ended September 30, 2021 was $261,560, compared to $185,312 for the nine months ended September 30, 2020. Amortization of debt discount and interest expense relates to the issuance of non-redeemable convertible notes, convertible notes and promissory notes.

During the nine months ended September 30, 2021 and 2020, the Company elected to convert $416,347 and $11,292 of principal and interest of a non-redeemable convertible note into 3,552,024,783 and 112,924,864 shares of common stock of the Company resulting in a loss on settlement of debt of $10,734,075 and $1,337,127, respectively.

During the nine months ended September 30, 2021 and 2020, the holders of the convertible notes elected to convert principal and interest of $295,360 and $395,197 into 146,867,545 and 42,487,037 shares of the Company with a fair value of $446,450 and $395,197 resulting in a loss on settlement of debt of $83,127 and $66,307, respectively.

On April 14, 2020, the Company issued 2,000,000 shares of common stock with a fair value of $111,800 to fully settle the 1,000,000 warrants issued in conjunction with the issuance of the Senior Convertible Note with Firstfire Global Opportunities Fund, LLC on March 1, 2019. The issue of the shares resulting in a loss on settlement of warrant liability of $70,299.

Initial derivative expense of $126,322 for the nine months ended September 30, 2021 represents the difference between the fair value of the total embedded derivative liability of $351,322 and the cash received of $225,000 for the convertible note issued on February 23, 2021.

Initial derivative expense of $258,863 for the nine months ended September 30, 2020 represents the difference between the fair value of the total embedded derivative liability of $573,863 and the cash received of $290,000 and commitment fee of $25,000 for the convertible note issued on January 20, 2020, February 3, 2020, April 14, 2020 and July 13, 2020.

During the nine months ended September 30, 2021 and 2020, the gain (loss) due to the change in fair value of derivative liabilities was $194,750 and $383,219, respectively.

NET INCOME/LOSS

Our net loss for nine months ended September 30, 2021 was $12,929,226, compared to $6,219,067 for the nine months ended September 30, 2020, respectively. Our losses during the nine months ended September 30, 2021 and 2020 are primarily due to costs associated with professional fees, our transfer agent, investor relations, stock-based compensation paid to officers, directors and consultants, loss on settlement of debt and the issuance of a convertible notes.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2021, we had cash of $805,748 and total liabilities of $1,389,602. We believe our current cash balance is sufficient to fund our operations during the next 12 months (i) as the Company will not be required to outlay cash for advertising in the next year  as there $852,562 in advertising credits with SRAX, Inc. included in prepaid expense  (ii) because on June 29, 2021 debt holders with carrying value of $1,190,320 agreed to extend the maturity of debt previously classified as current liabilities to December 31, 2025 and (iii) we expect to reduce the cash expended on contractors in the next year as we plan to pay them in shares of the Company.

Our working capital as of September 30, 2021 and December 31, 2020 is as follows:

	September 30, 2021	December 31, 2020
Current assets	$2,026,986	$963,653
Current liabilities	347,243	607,930
Working capital	$1,679,743	$355,723

The increase in working capital is primarily due to the (i) the issuance of 40,000 shares of Series D preferred stock for $789,006 in cash during September 2021 and (ii) on June 29, 2021 debt holders with carrying value of $1,190,320 agreed to extend the maturity of debt previously classified as current liabilities to December 31, 2025

The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the nine months ended September 30, 2021, the Company incurred a net loss of $12,929,226 and used cash in operating activities of $300,033 and on September 30, 2021, had  stockholders’ deficit of $3,205,494. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The Company’s independent registered public accounting firm, in their report on the Company’s financial statements for the year ending December 31, 2020, expressed substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty should we be unable to continue as a going concern.

Over the next 12 months we expect to expend approximately $100,000 in cash for legal, accounting and related services. We hope to be able to compensate our independent contractors with stock-based compensation, which will not require us to use our cash, although there can be no assurances that we will be successful in these efforts.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended September 30, 2021, the Company elected to convert $245,998 of principal and interest of a non-redeemable convertible note into 2,459,980,000 shares of common stock of the Company with a fair value of $7,566,190.

During the three months ended September 30, 2021, the holders of the convertible notes elected to convert $159,120 of principal and interest into 83,195,322 shares of the common stock with a fair value of $228,323.

During the three months ended September 30, 2021, the Holders of Series C Stock election to convert 4,500 shares of Series C Stock into 225,000,000 shares of common stock.

During the three months ended September 30, 2021, the Company issued 30,000,000 shares of common stock for stock-based compensation to officer and directors with a fair value of $74,500.

During the three months ended September 30, 2021, the Company issued 30,000 shares of Series A Convertible Preferred Stock with a fair value of $110,000 to Nadav Elituv, the Company's Chief Executive Officer.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

During the quarter ended September 30, 2021, we did not have any defaults upon senior securities.

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

TWO HANDS CORPORATION

November 15, 2021	By: /s/ Nadav Elituv Nadav Elituv, President, Chief Executive Officer and Director (Principal Executive Officer)

By: /s/ Steven Gryfe Steven Gryfe, Chief Financial Officer (Principal Financial and Accounting Officer)

