Form 10-K
period 2021-12-31
Two Hands Corp
filed 2022-03-31
CIK 1494413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒       ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $3,296,106.

As of March 30, 2022, the registrant had 7,010,000,000 outstanding shares of Common Stock.

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

Overview

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

On November 16, 2016, the Company changed the name of its wholly owned subsidiary from I8 Interactive to Two Hands Canada Corporation.

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

Research and Development

We did not incur any research and development costs during the fiscal year ended December 31, 2021 and 2020.

Customers

The Company plans to continue to expand it reach to additional customers and geographies across Canada and continue to enhance its product offering with fresh, natural and organic foods.The Company believes its value proposition has broad appeal with value-minded customers across all income levels, demographics and geographies. The Company believes that its sustained focus on delivering ever-changing value deals will generate strong customer loyalty and brand affinity. The Company believes that its broad customer appeal supports new store growth opportunities, and it plans to continue to expand its reach to additional customers and geographies across Canada.

Competition

The Company operates in a dynamic and competitive market. Other national and regional food distribution companies, along with non-traditional competitors, such as mass merchandisers, warehouse clubs, and online retailers, represent a competitive risk to the Company’s ability to attract customers and operate profitably. The businesses the Company considers to be its main competitors are Loblaw Companies Limited, Sobeys Inc., Metro Inc. and Walmart Inc.

The Company will experience competition from other local grocery businesses and established chains, including well-capitalized chains or franchisors who have liquid capital available for expansion, that can utilize their existing operations as well as their financial, technological, marketing and personnel resources and high brand name recognition and awareness.

The Company’s indirect competition comes from other businesses in the supermarkets and grocery stores industry, and those that specialize in groceries and those that do not. The Company’s direct competitors include other grocery stores, quick service pickup and delivery grocery businesses in the associated area. Additionally, sales of groceries at other Canadian grocery stores may significantly impact the sales from the Company’s business.

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

Mobile Application

V2 of the gocart.city mobile application will be a subsequent release. The Company plans to further expand the features of the mobile application. Following the completion of V2 of the mobile application, the Company will consider user behaviour and plans to expand the functionality and features of the mobile application on an on-going basis going forward.

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

ITEM 1A. RISK FACTORS.

In carrying on its business, the Company is exposed to a variety of risks, including the risks described elsewhere in this Report. The Company can neither predict nor identify all such risks nor can it accurately predict the impact, if any, of such risks on its business, operations or the extent to which one or more risks or events may materially change future results of financial position from those reported or projected in any forward looking statements. Accordingly, the Company cautions the reader not to rely on reported financial information and forward-looking statements to predict actual future results. This Report and the accompanying financial information should be read in conjunction with this statement concerning risks and uncertainties. Some of the risks, uncertainties and events that may affect the Company, its business, operations, and results, are given in this section. However, the list of risk factors below is not exhaustive and the factors and uncertainties that may impact the Company are not limited to those stated below. Those listed and other risks not specifically referred to may in the future materially affect the Company’s financial performance, and accordingly an investment in the Company at this time involves a high degree of risk, should be considered highly speculative in nature, and should be considered only by those who are able to bear the economic risk of their investment for an indefinite period.

The Company’s ability to generate revenue and achieve positive cash flow in the future is dependent upon various factors, including the level of market acceptance of its products, the degree of competition encountered by the Company, technology risks, general economic conditions, and regulatory requirements. Moreover, it is also possible that new competitors will enter the marketplace. The Company's future performance depends in part upon attracting and retaining key technical, sales and management personnel. There can be no assurance that the Company can retain these personnel. As such, these new competitors and the loss of the services of the Company's key employees could potentially have a material adverse effect on the Company's business, operating results and financial condition.

The Company’s business is subject to risk factors that are both specific and general in nature and which individually, or in combination, may affect the future operating performance of the Company’s business and the value of an investment in the Company. The Company will face a number of challenges in the development of building its business. Readers should carefully consider all such risks, including those set out in the discussion below. The following is a description of the principal risk factors affecting the Company that will, in turn, affect the Company.

Description of Risk Factors

Risks Related to the Company’s Business

Competition to the Company

The Company’s business operates in a dynamic and competitive market. Other food distribution companies, along with non-traditional competitors, such as mass merchandisers, warehouse clubs, and online retailers, represent a competitive risk to the Company’s ability to attract customers and operate profitably in its markets.

A significant risk to the Company is the potential for reduced revenues and profit margins as a result of increased competition. A failure to maintain geographic diversification to reduce the effects of localized competition could have an adverse impact on the Company’s operating margins and results of operations. The consolidation of industry competitors may also lead to increased competition and loss of market share.

The Company’s independent auditors have expressed substantial doubt about its ability to continue as a going concern.

As of December 31, 2021, the Company had cash of $533,295 and total liabilities of $1,306,372. During the year ended December 31, 2021, the Company incurred a net loss of $16,336,037 and used cash in operating activities of $555,557, and on December 31, 2021, had a shareholders’ deficit of $3,736,118. The Company is currently funding its initial operations by way of loans from its Chief Executive Officer and others and through the issuance of Common Shares in exchange for services. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The Company’s independent registered public accounting firm, in their report on the Company’s financial statements for the year ending December 31, 2021, expressed substantial doubt about the Company’s ability to continue as a going concern.

If the Company is unable to raise enough capital or obtain additional financing, it may not be able to fulfill its business plan.

On December 31, 2021, the Company had $533,295 cash on hand. To date, the Company has funded its operations by way of cash advances from its Chief Executive Officer, noteholders, shareholders and others on a “as-needed” basis. As such, the Company’s operating capital is currently limited to the personal resources of its Chief Executive Officer, noteholders, shareholders and others. If the Company is unsuccessful at achieving a sufficient amount of net proceeds, it will continue to rely on loans from its Chief Executive Officer, noteholders, shareholders and others although they are under no obligation to loan any money to the Company. the Company may also raise capital in the future by relying on loans from third party lending sources. However, the Company believes it will be difficult to secure capital in the future because it has no assets to secure debt and there is currently no active trading market for its securities. The Company’s inability to obtain financing or generate sufficient cash from operations could require it to reduce or eliminate expenditures for developing products and services, or otherwise curtail or discontinue its operations, which could have a material adverse effect on the Company’s business, financial condition and results of operations. Furthermore, to the extent that the Company raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing shareholders. If the Company raises additional funds through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of its Common Shares and the terms of such debt could impose restrictions on its operations.

Because the Company’s principal executive officer, Nadav Elituv, currently devotes only a limited amount of his time to its operations, the Company’s business could fail if he is unable or unwilling to devote a sufficient amount of time to its business.

The responsibility of developing the Company’s core business, securing the financing necessary to fully execute its business plan and fulfilling the reporting requirements of a public company all fall upon the principal executive officer, Mr. Nadav Elituv. Mr. Elituv presently dedicates approximately seventy five percent (75%) of his professional time to Company, or thirty (30) hours per week. In the event Mr. Elituv is unable or unwilling to fulfill any aspect of his duties, the Company may experience a shortfall or complete lack of revenue resulting in little or no profits and the eventual closure of its business, whereby you may lose your entire investment. The loss of Mr. Elituv would have a material adverse effect on the Company’s business.

The Company may fail to attract, train and retain skilled and qualified employees, which could impair its ability to generate revenue, effectively service its clients and execute its growth strategy.

The Company’s business depends in large part upon its ability to attract and retain sufficient numbers of highly qualified individuals. The Company competes for such qualified personnel with other companies and such competition is intense. Personnel with the requisites skills and qualifications may be in short supply or generally unavailable. If the Company is unable to recruit and retain a sufficient number of qualified employees, the Company’s ability to maintain and grow its business and to effectively service its clients could be limited and the Company’s future revenue and results of operations could be materially and adversely affected. Furthermore, to the extent that the Company is unable to make necessary permanent hires to appropriately service its clients, the Company could be required to engage larger numbers of contracted personnel, which could reduce its profit margins.

If the Company fails to successfully manage its new product development or if the Company fails to anticipate the issues associated with such development or expansion, its business may suffer.

The Company has only developed two applications. The Company’s ability to anticipate and manage a variety of issues associated with any new product development or market expansion, such as market acceptance and effective management of its applications and other products. The Company’s business would suffer if it fails to successfully anticipate and manage these issues associated with product development publishing and you may lose all or part of your investment.

If the Company cannot attract customers, it will not generate revenues and its business will fail.

The Company has not generated any profit. Going forward, the Company intends to generate revenues from its gocart.city application. The Company may not be able to successfully attract or maintain customers, resulting in its business failing. If the Company’s business fails, you will lose all or part of your investment.

The Company may encounter difficulties managing its planned growth, which would adversely affect its business and could result in increasing costs as well as a decrease in the Company’s stock price.

The Company intends to establish a customer base and develop new products for them. To manage the Company’s anticipated growth, the Company must continue to improve its operational and financial systems and expand, train, retain and manage its employee base to meet new opportunities. Because of the registration of the Company’s securities, it is subject to reporting and disclosure obligations, and the Company anticipates that it will hire additional finance and administrative personnel to address these obligations. In addition, the anticipated growth of the Company’s business will place a significant strain on its existing managerial and financial resources. If the Company cannot effectively manage its growth, its business may be harmed.

The recent global coronavirus outbreak could harm the Company’s business and results of operations.

In March 2020, the World Health Organization declared coronavirus COVID-19 a global pandemic. This contagious disease outbreak, which has continued to spread, and any related adverse public health developments, has adversely affected workforces, customers, economies, and financial markets globally, potentially leading to an economic downturn. It has also disrupted the normal operations of many businesses. This outbreak could decrease spending, adversely affect demand for the Company’s product and harm its business and results of operations. The Company’s business and the results of its operations may specifically be impacted by COVID-19 for a variety of reasons which include: (i) the lack of clarity around whether attendance at universities will be online or in-person; (ii) staff of the Company becoming infected with COVID-19, which is particularly acute considering that the Company currently has a small number of staff; and (iii) supply shortages, which are concerning for a smaller enterprise because of the competition for premium products.

It is not possible for the Company to predict the duration or magnitude of the adverse results of the outbreak and its effects on the Company’s business or results of operations at this time. The Company continues to monitor these evolving risks. Global pandemics (like the COVID-19 pandemic) and other public health threats, or a fear thereof, could adversely impact the Company’s operations, sales efforts, lead to labour shortages, cause delayed performance of contractual obligations, impair the Company’s ability to raise funds, adversely affect the Company’s supply partners, contractors, customers and/or transportation carriers, cause fluctuations in the price and demand for the Company’s products, and severely impact supply chain logistics including travel and shipping disruptions and shutdowns (including as a result of government regulation and prevention measures) affecting procurement of foods and food related products and the delivery of such products by the Company to customers. Additionally, in the case of the Company’s Cuore Food service brand, which supplies food products to public restaurants and event planning companies, any closures or restrictions imposed on restaurants or public gatherings may adversely affect the Company as its customers may not require any product during such times. It is unknown whether and how the Company may be affected if such an occurrence persists for an extended period of time, but the Company anticipates that it could have a material adverse effect on its business, operating results and financial performance. In addition, the Company may also be required to incur additional expenses and/or delays relating to such events which could have a further negative impact on its business, operating results and financial performance.

The outbreak of COVID-19 has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. These measures, which include the implementation of travel bans, self-imposed quarantine periods and social distancing, have caused material disruption to businesses globally resulting in an economic slowdown. Global markets have experienced significant volatility and weakness. The duration and impact of the COVID-19 outbreak is unknown at this time. It is not possible to reliably estimate the length and severity of these developments and the impact on the financial results and condition of the Company and its operating subsidiaries in future periods.

The Company’s business and results of operation have been and may continue to be adversely affected by the current outbreak of COVID-19, and by measures taken to prevent its spread, including restrictions on travel, imposition of quarantines, cancellation of events, remote working, and closure of workplaces and other businesses. The Company’s business and results of operations may also be negatively impacted by the adverse effect that COVID-19 has had and may continue to have on global economic activity, which may include a period of prolonged global or regional economic slowdowns or recessions. Specific risks to the Company’s business include:

•	Uncertain consumer demand due to the impacts of the global pandemic on local economies as well as the global economy. While sales are mainly through the Company’s gocart.city platform, the Company may incur significant sales losses as overall customer demand and consumer spending may decline in response to COVID-19 and its related economic impacts.

•	Restrictions to protect the safety of the Company’s customers and employees may limit both the number of customers it can serve and the volume of goods it is able to fulfill through its distribution points. More severe government-imposed restrictions, including restrictions and lockdowns, could further restrict the Company’s ability to service its customers.

•	The Company may also face supply chain challenges if there are disruptions in service at its distribution points, suppliers, or logistics providers. Increased market demand for logistic providers may continue to increase the Company’s operating costs and/or limit its ability to fulfill sales.

•	The Company’s method of delivering grocery items to customers through contactless delivery may continue to face challenges as employees’ comfort and exposure to COVID-19 may be heightened as waves of the virus continue to occur.

•	The Company’s cost of operating its distribution points may continue to increase due to enhanced health and safety measures taken to protect its employees, including the increased costs of personal protective equipment and disinfectants.

•	The competition to the Company from other similar businesses since COVID-19 has increased as more businesses have started to offer delivery of grocery items and meal kits. The Company also competes directly against other meal delivery companies, including both national brands and regional brands.

•	The COVID-19 health crisis may negatively affect demand for the Company’s products from restaurants if there are further government-imposed restrictions on restaurants in response to a new wave of COVID-19 infections.

•	Changes in prices of the Company’s products due to increased cost of sales could negatively affect the Company’s overall sale of product, resulting in decreased revenues in operations and expenses that could be incurred to ensure the protection of staff. In addition, modification of payment terms with key suppliers and the risk of key suppliers shifting focus to higher volume competitors of the Company could result in customers seeking other alternatives.

•	As the COVID-19 pandemic continues for an extended period of time, it may negatively affect the price and availability of the Company’s grocery items and/or packaging materials and impact the Company’s supply chain.

The extent of the impact of COVID-19 is subject to change and is dependent on many factors, including the duration of the pandemic, the success and timing of the vaccination rollout, and the measures that may be implemented by, or that may be imposed upon, the Company, its customers and suppliers in response to the pandemic, and is therefore difficult to predict. COVID-19 could also impact the Company’s ability to attract capital to finance business strategies and also could increase its cost of borrowing.

Material weaknesses in the Company’s internal control over financial reporting may adversely affect its Common Shares.

The Company is subject to the reporting requirements of the Exchange Act and governance requirements of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). The Exchange Act requires that the Company file annual, quarterly and current reports with respect to its business and financial condition, proxy statement, and other information. The Sarbanes-Oxley Act requires, among other things, that the Company establish and maintain effective disclosure controls and procedures and internal controls and procedures for financial reporting. Section 404 of the Sarbanes-Oxley Act requires that the Company include a report of management on its internal control over financial reporting in the Company’s annual report on Form 10-K. That report must contain an assessment by management of the effectiveness of the Company’s internal control over financial reporting and must include disclosure of any material weaknesses in internal control over financial reporting that the Company has identified. Effective internal control is necessary for the Company to provide reliable financial reports and prevent fraud. If the Company cannot provide reliable financial reports or prevent fraud, the Company may not be able to manage its business as effectively as it would if an effective control environment existed, and the Company’s business and reputation with investors may be harmed. As a result, the Company’s small size and any current internal control deficiencies may adversely affect its financial condition, results of operation and access to capital. The Company has not performed an in-depth analysis to determine if historical un-discovered failures of internal controls exist and may in the future discover areas of its internal control that need improvement. Any inability to report and file its financial results accurately and timely could harm the Company’s reputation and adversely impact the trading price of its Common Shares.

Failure to protect the Company’s proprietary technology and intellectual property rights could substantially harm its business and results of operations.

The Company’s success depends to a significant degree on its ability to protect its proprietary technology, methodologies, know-how and brand. The Company will rely on a combination of contractual restrictions, and other intellectual property laws and confidentiality procedures to establish and protect its proprietary rights. However, the steps the Company will take to protect its intellectual property may be inadequate. The Company will not be able to protect its intellectual property if it is unable to enforce its rights or if it does not detect unauthorized use of the Company’s intellectual property. If the Company fails to protect its intellectual property rights adequately, its competitors may gain access to the Company’s technology and its business may be harmed. In addition, defending its intellectual property rights might entail significant expense. The Company may be unable to prevent third parties from acquiring domain names or trademarks that are similar to, infringe upon, or diminish the value of the Company’s trademarks and other proprietary rights.

As the Company grows its business, the Company’s plan is to enter into confidentiality and invention assignment agreements with its employees and consultants and enter into confidentiality agreements with other parties. No assurance can be given that these agreements will be effective in controlling access to and distribution of the Company’s proprietary information. Further, these agreements may not prevent the Company’s competitors from independently developing technologies that are substantially equivalent or superior to it products.

In order to protect the Company’s intellectual property rights, it may be required to spend significant resources to monitor and protect its intellectual property rights. Litigation may be necessary in the future to enforce the Company’s intellectual property rights and to protect its trade secrets. Litigation brought to protect and enforce the Company’s intellectual property rights could be costly, time-consuming, and distracting to management, and could result in the impairment or loss of portions of the Company’s intellectual property. Further, the Company’s efforts to enforce its intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of the Company’s intellectual property rights. The Company’s inability to protect its proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of its management’s attention and resources, could delay further sales or the implementation of the Company’s products, impair the functionality of its products, delay introductions of new products, result in the Company substituting inferior or more costly technologies into its products, or injure the Company’s reputation.

Product Safety and Security

The Company is subject to potential liabilities connected with its business operations, including potential liabilities and expenses associated with product defects, food safety and product handling, and related services. Such liabilities may arise in relation to the storage, distribution, display and dispensing of products. A large majority of the Company’s sales are generated from food products and it could be vulnerable in the event of a significant outbreak of food-borne illness or increased public health concerns in connection with certain food products. Such an event could materially affect the Company’s financial performance.

Supply Chain Disruptions Including Impacts of Climate Change

The Company is exposed to potential supply chain disruptions and errors that could result in obsolete merchandise or an excess or shortage of merchandise in its retail store network. The Company’s distribution and supply chain could be negatively impacted by over reliance on key vendors, consolidation of facilities, disruptions due to severe weather conditions, natural disasters, climate change driven disruptions or other catastrophic events, and failure to manage costs and inventories. A failure to develop competitive new products, deliver high-quality products and implement and maintain effective supplier selection and procurement practices could adversely affect the Company’s ability to deliver desired products to customers and adversely affect the Company’s ability to attract and retain customers, decreasing competitive advantage. A failure to maintain an efficient supply and logistics chain may adversely affect the Company’s ability to sustain and meet growth objectives and maintain margins.

Business Continuity

The Company may be subject to unexpected or critical events and natural hazards, including severe weather events, interruption of utilities and infrastructure or occurrence of pandemics, which could cause sudden or complete cessation of its day-to-day operations. The Company is currently preparing for future waves of COVID-19 along with other pandemics that could occur. However, no such plan can eliminate the risks associated with events of this magnitude. Any failure to respond effectively or appropriately to such events could adversely affect the Company’s operations, reputation and financial results.

Ethical Business Conduct

Any failure of the Company to adhere to its policies, the law or ethical business practices could significantly affect its reputation and brands and could therefore negatively impact the Company’s financial performance. The Company’s framework for managing ethical business conduct includes the adoption of a code of business conduct and ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and are required to acknowledge and agree to on a regular basis. There can be no assurance that these measures will be effective to prevent violations of law or unethical business practices.

The Company could incur substantial costs as a result of any claim of infringement of another party’s intellectual property rights.

In recent years, there has been significant litigation involving patents and other intellectual property rights in the software industry. Companies providing software are increasingly bringing and becoming subject to suits alleging infringement of proprietary rights, particularly patent rights, and the Company faces a higher risk of being the subject of intellectual property infringement claims. The Company does not currently have a patent portfolio, which could prevent it from deterring patent infringement claims through its own patent portfolio, and the Company’s competitors and others may now and in the future have significantly larger and more mature patent portfolios than the Company has. The risk of patent litigation has been amplified by the increase in the number of a type of patent holder, which the Company refers to as a non-practicing entity, whose sole business is to assert such claims and against whom its own intellectual property portfolio may provide little deterrent value. The Company could incur substantial costs in prosecuting or defending any intellectual property litigation. If the Company sues to enforce its rights or is sued by a third party that claims that the Company’s solution infringes its rights, the litigation could be expensive and could divert its management resources. As of the date of this Report, the Company has not received any written notice of an infringement claim, invitation to license, or other intellectual property infringement action.

Any intellectual property litigation to which the Company might become a party, or for which it is required to provide indemnification, may require the Company to do one or more of the following:

●	Cease selling or using products that incorporate the intellectual property that the Company allegedly infringe;
●	Make substantial payments for legal fees, settlement payments or other costs or damages;
●	Obtain a license, which may not be available on reasonable terms or at all, to sell or use the relevant technology; or
●	Redesign the allegedly infringing products to avoid infringement, which could be costly, time-consuming or impossible.

If the Company is required to make substantial payments or undertake any of the other actions noted above as a result of any intellectual property infringement claims against it or any obligation to indemnify its customers for such claims, such payments or actions could harm the Company’s business.

The Company’s failure to protect personal information adequately and breaches in cyber security and data protection could have an adverse effect on its business.

A wide variety of provincial, state, national, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal data. These data protection and privacy-related laws and regulations are evolving and being tested in courts and may result in ever-increasing regulatory and public scrutiny as well as escalating levels of enforcement and sanctions. Any actual or perceived loss, improper retention or misuse of certain information or alleged violations of laws and regulations relating to privacy, data protection and data security, and any relevant claims, could result in enforcement action against the Company, including fines, imprisonment of company officials and public censure, claims for damages by customers and other affected individuals, damage to the Company’s reputation and loss of goodwill (both in relation to existing customers and prospective customers), any of which could have an adverse effect on the Company’s operations, financial performance, and business. Evolving and changing definitions of personal data and personal information, within the European Union, the United States, and elsewhere, especially relating to classification of IP addresses, machine identification, location data, and other information, may limit or inhibit the Company’s ability to operate or expand its business, including limiting strategic partnerships that may involve the sharing of data. Any perception of privacy or security concerns or an inability to comply with applicable laws, regulations, policies, industry standards, contractual obligations or other legal obligations, even if unfounded, may result in additional cost and liability to the Company, harm its reputation and inhibit adoption of its products by current and future customers, and adversely affect the Company’s business, financial condition, and operating results.

The Company has implemented and maintained security measures intended to protect personally identifiable information. However, the Company’s security measures remain vulnerable to various threats posed by hackers and criminals. If the Company’s security measures are overcome and any personally identifiable information that the Company collect or store becomes subject to unauthorized access, it may be required to comply with costly and burdensome breach notification obligations. The Company may also be subject to investigations, enforcement actions and private lawsuits. In addition, any data security incident is likely to generate negative publicity and have a negative effect on the Company’s business.

Limitations of Director Liability and Indemnification of Directors and Officers and Employees.

The Company’s certificate of incorporation limits the liability of directors to the maximum extent permitted by Delaware law. Delaware law provides that directors of a corporation will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except for liability for any:

●	Breach of their duty of loyalty to the Company or its shareholders;
●	Act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;
●	Unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the Delaware General Corporation Law; or
●	Transactions for which the directors derived an improper personal benefit.

These limitations of liability do not apply to liabilities arising under the federal or state securities laws and do not affect the availability of equitable remedies such as injunctive relief or rescission. The Company’s bylaws provide that it will indemnify its directors, officers and employees to the fullest extent permitted by law. The Company’s bylaws also provide that the Company is obligated to advance expenses incurred by a director or officer in advance of the final disposition of any action or proceeding. The Company believes that these bylaw provisions are necessary to attract and retain qualified persons as directors and officers. The limitation of liability in the Company’s certificate of incorporation and bylaws may discourage shareholders from bringing a lawsuit against directors for breach of their fiduciary duties. They may also reduce the likelihood of derivative litigation against directors and officers, even though an action, if successful, might provide a benefit to the Company and its shareholders. The Company’s results of operations and financial condition may be harmed to the extent it pays the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions.

Limitation on remedies and indemnification.

The Company’s certificate of incorporation, as amended from time to time, provides that officers, directors, employees and other agents and their affiliates shall only be liable to the Company and its shareholders for losses, judgments, liabilities and expenses that result from the fraud or other breach of fiduciary obligations. Additionally, the Company intends to enter into corporate indemnification agreements with each of its officers and directors consistent with industry practice. Thus, certain alleged errors or omissions might not be actionable by the Company. The Company’s governing instruments also provide that, under the broadest circumstances allowed under law, the Company must indemnify its officers, directors, employees and other agents and their affiliates for losses, judgments, liabilities, expenses and amounts paid in settlement of any claims sustained by them in connection with the Company, including liabilities under applicable securities laws.

Legal, Taxation and Accounting

Changes to any of the various federal, state and provincial laws, rules and regulations related to the Company’s business could have a material impact on its financial results. Compliance with any proposed changes could also result in significant cost to the Company. Failure to fully comply with various laws and rules and regulations may expose the Company to proceedings which may materially affect its performance.

Similarly, income tax regulations and/or accounting pronouncements may be changed in ways which could negatively affect the Company. The Company mitigates the risk of non-compliance with the various laws and rules and regulations by monitoring for newly adopted activities, improving technology systems and controls, improving internal controls to detect and prevent errors and overall application of more scrutiny to ensure compliance. In the ordinary course of business, the Company is subject to ongoing audits by tax authorities. While the Company believes that its tax filing positions are appropriate and supportable, from time to time certain matters are reviewed and challenged by the tax authorities.

Dependence on key management personnel and outside contractors

As indicated in “Employees and Specialized Skill and Knowledge”, the Company heavily relies on its officers and directors, as well as its professional advisors. The loss of their services may have a material adverse effect on the Company and its future prospects. There can be no assurance that any one or all of the officers and directors of, and contractors engaged by, the Company will continue in the employ of, or in a consulting capacity to, the Company or that they will not set up competing businesses or accept positions with competitors.

The Company is dependent upon the continued support and involvement of a number of key management personnel and outside contractors. Investors must be willing to rely to a significant extent on management’s discretion and judgment, as well as the expertise and competence of outside contractors. The Company does not have in place formal programs for succession and training of management. The loss of one or more of these key employees or contractors, if not replaced, could adversely affect the Company’s business, results of operations and financial condition.

The number of persons skilled in handling food allergies and common food service practices is limited and competition for such persons can be high. As the Company’s business activity grows, the Company will require additional qualified personnel, key financial and administrative personnel as well as additional staff. There is no assurance that the Company will be successful in attracting, training and retaining qualified personnel as competition for persons with these skill sets increases. If the Company is not successful in attracting, training and retaining qualified personnel, the efficiency of its store operations could be impaired, which could have an adverse impact on its results of operations and financial condition.

Risks Related to the Company’s Common Shares

The Company has the ability to issue additional shares of its Common Shares and shares of preferred stock without asking for shareholder approval, which could cause investments to be diluted.

The Company’s certificate of incorporation authorizes the Board of Directors to issue up to twelve billion Common Shares and up to one million shares of “blank check” preferred stock. The power of the Board of Directors to issue Common Shares, preferred stock or warrants or options to purchase Common Shares or preferred stock is generally not subject to shareholder approval. Accordingly, any additional issuance of the Company’s Common Shares, or preferred stock that may be convertible into Common Shares, may have the effect of diluting an investment, and the new securities may have rights, preferences and privileges senior to those of the Company’s Common Shares.

Substantial sales of the Company’s stock may impact the market price of its Common Shares.

Future sales of substantial amounts of the Company’s Common Shares, including shares that it may issue upon exercise of options and warrants, could adversely affect the market price of the Company’s Common Shares. Further, if the Company raises additional funds through the issuance of Common Shares or securities convertible into or exercisable for Common Shares, the percentage ownership of the Company’s shareholders will be reduced, and the price of its Common Shares may fall.

The Company’s Common Shares is thinly traded, and investors may be unable to sell some or all of their shares at the price they would like, or at all, and sales of large blocks of shares may depress the price of the Company’s Common Shares.

The Company’s Common Shares has historically been sporadically or thinly-traded, meaning that the number of persons interested in purchasing shares of the Company’s Common Shares at prevailing prices at any given time may be relatively small or nonexistent. As a consequence, there may be periods of several days or more when trading activity in shares of its Common Shares is minimal or non-existent, as compared to a seasoned issuer that has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price.

This could lead to wide fluctuations in the Company’s share price. Investors may be unable to sell their Common Shares at or above their purchase price, which may result in substantial losses. Also, as a consequence of this lack of liquidity, the trading of relatively small quantities of shares by the Company’s shareholders may disproportionately influence the price of shares of the Company’s Common Shares in either direction. The price of shares of the Company’s Common Shares could, for example, decline precipitously in the event a large number of shares of its Common Shares are sold on the market without commensurate demand, as compared to a seasoned issuer that could better absorb those sales without adverse impact on its share price.

The Company does not intend to pay any cash dividends on its Common Shares in the near future, so its shareholders will not be able to receive a return on their shares unless they sell their shares.

The Company intends to retain any future earnings to finance the development and expansion of its business. The Company does not anticipate paying any cash dividends on its Common Shares in the foreseeable future. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend. Unless the Company pays dividends, the Company’s shareholders will not be able to receive a return on their shares unless they sell such shares.

Penny stock rules may make buying or selling the Company’s securities difficult which may make its stock less liquid and make it harder for investors to buy and sell the Company’s shares.

Trading in the Company’s securities is subject to the SEC’s penny stock rules and it is anticipated that trading in the Company’s securities will continue to be subject to the penny stock rules for the foreseeable future. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends the Company’s securities to persons other than prior customers and accredited investors must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by these requirements may discourage broker-dealers from recommending transactions in the Company’s securities, which could severely limit the liquidity of the Company’s securities and consequently adversely affect the market price for its securities.

The Financial Industry Regulatory Authority (FINRA) sales practice requirements may also limit a shareholder’s ability to buy and sell the Company’s Common Shares.

In addition to the penny stock rules described above, the Financial Industry Regulatory Authority (FINRA) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy the Company’s Common Shares, which may limit your ability to buy and sell the Company’s Common Shares and have an adverse effect on the market for shares of its Common Shares.

Our control stockholders hold a significant percentage of our outstanding voting securities, which could reduce the ability of minority stockholders to effect certain corporate actions.

Our control stockholders currently own or control approximately 73.34% of the voting power of the Company. As a result of this ownership, they possess and can continue to possess significant influence over our Board of Directors and corporate transactions. Their ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer. In the event we do not sell a sufficient number of shares in this Offering, they will continue to own a significant portion of our outstanding common stock and may have significant influence on our Company.

The preparation of the Company’s consolidated financial statements involves the use of estimates, judgments and assumptions, and the Company’s consolidated financial statements may be materially affected if such estimates, judgments or assumptions prove to be inaccurate.

Financial statements prepared in accordance with accounting principles generally accepted in the U.S. GAAP typically require the use of estimates, judgments and assumptions that affect the reported amounts. Often, different estimates, judgments and assumptions could reasonably be used that would have a material effect on such financial statements, and changes in these estimates, judgments and assumptions may occur from period to period over time. Significant areas of accounting requiring the application of management’s judgment include, but are not limited to, determining the fair value of assets and the timing and amount of cash flows from assets. These estimates, judgments and assumptions are inherently uncertain and, if the Company’s estimates were to prove to be wrong, the Company would face the risk that charges to income or other financial statement changes or adjustments would be required. Any such charges or changes could harm the Company’s business, including its financial condition and results of operations and the price of its securities.

If securities industry analysts do not publish research reports on the Company, or publish unfavorable reports on the Company, then the market price and market trading volume of the Company’s Common Shares could be negatively affected.

Any trading market for the Company’s Common Shares will be influenced in part by any research reports that securities industry analysts publish about it. The Company does not currently have and may never obtain research coverage by securities industry analysts. If no securities industry analysts commence coverage of the Company, the market price and market trading volume of its Common Shares could be negatively affected. In the event the Company are covered by analysts, and one or more of such analysts downgrade the Company’s securities, or otherwise reports on it unfavorably, or discontinues coverage or us, the market price and market trading volume of the Company’s Common Shares could be negatively affected.

The Company’s stock price is likely to be highly volatile because of several factors, including a limited public float.

The market price of the Company’s Common Shares has been volatile in the past and the market price of its Common Shares is likely to be highly volatile in the future. You may not be able to resell shares of the Company’s Common Shares following periods of volatility because of the market’s adverse reaction to volatility.

Other factors that could cause such volatility may include, among other things:

●	Actual or anticipated fluctuations in the Company’s operating results;
●	The absence of securities analysts covering the Company and distributing research and recommendations about the Company;
●	The Company may have a low trading volume for a number of reasons, including that a large portion of its stock is closely held;
●	Overall stock market fluctuations;
●	Announcements concerning the Company’s business or those of its competitors;
●	Actual or perceived limitations on the Company’s ability to raise capital when the Company requires it, and to raise such capital on favorable terms;
●	Conditions or trends in the industry;
●	Litigation;
●	Changes in market valuations of other similar companies;
●	Future sales of Common Shares;
●	Departure of key personnel or failure to hire key personnel; and
●	General market conditions.

Any of these factors could have a significant and adverse impact on the market price of the Company’s Common Shares and/or warrants. In addition, the stock market in general has at times experienced extreme volatility and rapid decline that has often been unrelated or disproportionate to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of the Company’s Common Shares and/or warrants, regardless of its actual operating performance.

SRAX, Inc. (SRAX) may sell a large number of shares, resulting in substantial diminution to the value of shares held by existing shareholders.

Pursuant to the non-redeemable convertible notes and Series C Convertible Preferred Stock, the Company is prohibited from delivering a conversion notice to SRAX to the extent that the issuance of shares would cause SRAX to beneficially own more than 4.99% of the Company’s then-outstanding Common Shares. These restrictions; however, do not prevent SRAX from selling Common Shares received in connection with the non-redeemable convertible notes and Series C Convertible Preferred Stock and then receiving additional Common Shares in connection with a subsequent issuance. In this way, SRAX could sell more than 4.99% of the outstanding Common Shares in a relatively short time frame while never holding more than 4.99% at any one time. As a result, existing shareholders and new investors could experience substantial diminution in the value of their Common Shares. Additionally, the Company does not have the right to control the timing and amount of any sales by SRAX of the shares issued under the non-redeemable convertible notes and Series C Convertible Preferred Stock.

Certain provisions of the General Corporation Law of the State of Delaware may have anti-takeover effects, which may make an acquisition of the Company by another company more difficult.

The Company is subject to the provisions of Section 203 of the General Corporation Law of the State of Delaware, which prohibits a Delaware corporation from engaging in any business combination, including mergers and asset sales, with an interested shareholder (generally, a 15% or greater shareholder) for a period of three years after the date of the transaction in which the person became an interested shareholder, unless the business combination is approved in a prescribed manner. The operation of Section 203 may have anti-takeover effects, which could delay, defer or prevent a takeover attempt that a holder of the Company’s Common Shares might consider in its best interest.

Provisions of the Company’s certificate of incorporation and bylaws may delay or prevent a takeover which may not be in the best interests of the Company’s shareholders.

Provisions of the Company’s certificate of incorporation and its bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of the Company’s shareholders may be called, and may delay, defer or prevent a takeover attempt. Further, the Company’s certificate of incorporation, as amended, authorizes the issuance of up to one million (1,000,000) shares of preferred stock with such rights and preferences as may be determined from time to time by the Company’s board of directors in their sole discretion. The Company’s board of directors may, without shareholder approval, issue series of preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of the Company’s Common Shares.

Substantial Number of Authorized but Unissued Shares

The Company has 12,000,000,000 Common Shares that may be issued by the Board without further action or approval of the Company's shareholders. 7,010,000,000 of those Common Shares are currently issued and outstanding. While the Board is required to fulfill its fiduciary obligations in connection with the issuance of such shares, the shares may be issued in transactions with which not all shareholders agree, and the issuance of such shares will cause dilution to the ownership interests of the Company's shareholders.

Dilution

Future sales or issuances of equity securities could decrease the value of the Common Shares, dilute shareholders' voting power and reduce future potential earnings per Common Share. The Company intends to sell additional equity securities in subsequent offerings (including through the sale of securities convertible into Common Shares) and may issue additional equity securities to finance its operations, development, acquisition or other projects. Substantial additional financing may be required by the Company. The Company cannot predict the size of future sales and issuances of equity securities or the effect, if any, that future sales and issuances of equity securities will have on the market price of the Common Shares. Sales or issuances of a substantial number of equity securities, or the perception that such sales could occur, may adversely affect prevailing market prices for the Common Shares. With any additional sale or issuance of equity securities, investors will suffer dilution of their voting power and may experience dilution in the Company’s earnings per Common Share.

As a result of any of these factors, the market price of the Common Shares at any given point in time may not accurately reflect the long-term value of the Company. Securities class-action litigation often has been brought against companies following periods of volatility in the market price of their securities. The Company may in the future be the target of similar litigation. Securities litigation could result in substantial costs and damages and divert management's attention and resources.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES.

Our executive offices are located at 1035 Queensway East, Mississauga, Ontario, Canada L4Y 4C1. We rent month to month. Current rent is $5,205 CAD per month.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AN ISSUER PURCHASES OF EQUITY SECURITIES.

Market

Our common stock currently trades on the OTC Pinks under the symbol “TWOH” and the closing bid price of our common stock on March 30, 2022 was $0.0003. Our common stock currently trades on a sporadic and limited basis.

Record Holders

The number of record holders of our common stock as of March 30, 2022 was approximately 51, not including nominees of beneficial owners.

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

Transfer Agent

The transfer agent and registrar, for our common stock and Series A Convertible Preferred Stock is Transhare Corporation. The transfer agent’s address is 17755 US Highway 19 N Ste 140, Clearwater, FL 33764 and its telephone number is (303) 662-1112.

Options and Warrants

On October 1, 2021, the Board of Directors approved the 2021 Stock Incentive Plan (the “2021 Plan”) to attract and retain the best available personnel, to provide additional incentive to employees, directors and consultants, and to promote the success of the Company's business. Pursuant to the 2020 Plan, the Board may grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares and restricted share units. to eligible persons. The maximum aggregate number of shares of common stock with respect to which awards granted under the Plan shall not exceed 200,000,000. At December 31, 2021, there are 0 shares of common stock available under the 2021 Plan.

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

●

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

●	Cumulative Voting. Our Certificate of Incorporation, as amended, does not provide for cumulative voting in the election of directors which would allow holders of less than a majority of the voting stock to elect some directors.

●	Vacancies. Section 223 of the Delaware General Corporation Law and our bylaws provide that all vacancies, including newly created directorships, may be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum.

●	Special Meeting of Stockholders. A special meeting of stockholders may be called by our Board or the Chairman of our Board and must be called by our Secretary at the request in writing of holders of record of a majority of our outstanding capital stock entitled to vote. The requirement that a majority of our outstanding capital stock is required to call a special meeting means that small stockholders will not have the power to call a special meeting to, for example, elect new directors.

●	Bylaws. Our bylaws authorize the board of directors to adopt, repeal, alter or amend our bylaws without shareholder approval.

●	Removal. Except as otherwise provided, a director may be removed from office with or without cause at any special meeting of stockholders by the affirmative vote of at least a majority of the voting power and outstanding stock entitled to vote.

RECENT SALES OF UNREGISTERED SECURITIES

During the quarter ended December 31, 2021, the Company issued the following unregistered securities.

●	Issued 69,500 shares of Series A Convertible Preferred Stock, with a fair value of $244,622, for settlement of advances and promissory notes.
●	Issued 17,000 shares of Series B Convertible Preferred Stock, with a fair value of $44,100, for settlement of accounts payable and promissory note.
●	Issued 25,000,000 shares of common stock for the conversion of 500 shares of Series C Convertible Preferred Stock.
●	Issued 1,000,570,627 shares of common stock, with a fair value of $2,177,285, for the settlement of non-redeemable convertible notes.
●	Issued 67,461,539 shares of common stock, with a fair value of $105,985, for the settlement of convertible notes.
●	Issued 5,000,000 shares of common stock, with a fair value of $12,500, for stock-based compensation – officers and directors.
●	Issued 200,000,000 shares of common stock, with a fair value of $519,000, for consulting services.

ITEM 6. [RESERVED]

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

Mobile Application

V2 of the gocart.city mobile application will be a subsequent release. The Company plans to further expand the features of the mobile application. Following the completion of V2 of the mobile application, the Company will consider user behaviour and plans to expand the functionality and features of the mobile application on an on-going basis going forward.

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

COMPARISON OF RESULTS FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

Sales, Cost of goods sold, Gross profit:

	Years ended December 31		Change
	2021 $	2020 $	$	%
Sales	930,096	159,025	771,071	485
Cost of goods sold	832,816	138,405	694,411	502
Gross profit	97,280	20,620	76,660	372
Gross profit %	10.5%	13.0%

Breakdown of sales by branch:

	Years ended December 31		Change
	2021 $	2020 $	$	%
gocart.city – online delivery	161,707	42,593	119,114	280
Grocery Originals and Cuore Food Service – retail and wholesale distribution	768,389	112,751	655,638	581
Other	—	3,681	(3,681)	(100)
Total sales	930,096	159,025	771,071	485

The gocart.city grocery delivery application was released in early June 2020 and gocart.city wholesale commenced sale of dry goods and produce to other businesses in July 2020. Our current gross profit is within expectations of the Company as we provide incentives such as coupons to obtain new customers.

Operating expenses:

	Years ended December 31		Change
	2021 $	2020 $	$	%
Salaries and benefits	400,676	1,972,400	(1,571,724)	(80)
Occupancy expense	63,570	26,573	36,997	139
Advertising and travel	108,929	86,976	21,953	25
Auto expenses	52,459	8,717	43,742	502
Consulting	2,354,036	3,095,802	(741,766)	(24)
Depreciation and Amortization	1,898	1,482	416	28
Design	14,708	11,321	3,387	30
Office and general expenses	115,627	105,902	9,725	9
Professional fees	155,376	216,436	(61,060)	(28)
Research and development	—	—	—
Total operating expenses	3,267,279	5,525,609	(2,258,330)	(41)

Our total operating expenses for the year ended December 31, 2021 was $3,267,279, compared to $5,525,609 for the twelve months ended December 31, 2020, respectively. The decrease in total operating expense is primarily due to a decrease in stock-based compensation paid to officers, directors and consultants.

Total operating expense includes stock-based compensation for the year ended December 31, 2021 and 2020 which comprises of 240,500,000 and 97,500,000 shares of common stock issued valued at $810,000 and $1,025,100, respectively for consulting services.

On December 19, 2019, the Company issued 4,000 shares of Series B Convertible Preferred Stock with a fair value of $1,520,000 ($380 per share) for consulting services to be provided from December 19, 2019 to December 19, 2020.

On June 24, 2021, the Company agreed to issue 10,000 shares of Series C Convertible Preferred Stock with a fair value of $1,153,571 ($115.35 per share) for a one-year subscription with SRAX, Inc. to an online marketing platform to support the gocart.city grocery delivery application.

On October 7, 2020, the Company agree to issue 5,000 shares of Series C Convertible Preferred Stock with a fair value of $542,847 ($108.57 per share) for a one-year subscription with SRAX, Inc. to an online marketing platform to support the gocart.city grocery delivery application.

Total operating expense also includes stock-based compensation for the year ended December 31, 2021 and 2020 which comprises of 47,000,000 and 154,000,000 shares of common stock issued valued at $123,350, and $1,896,800, respectively, for salaries and compensation for our officers and directors.

Salaries and benefits for the year ended December 31, 2021, comprise primarily of stock issued to officers and directors with a fair value of $233,350 and salary to Nadav Elituv, our Chief Executive Officer, of $129,600. Salaries and benefits for the year ended December 31, 2020, comprise primarily of stock issued to officers and directors with a fair value of $1,896,800 and accrued but unpaid salary to Nadav Elituv, our Chief Executive Officer, of $75,600.

Advertising and travel includes expenses for online advertising, website, meals and entertainment.

For the year ended December 31, 2021, consulting comprises primarily stock-based compensation expense (i) $1,065,818 for the expenditure of advertising credits with SRAX, Inc. (ii) $532,500 for consulting fees and (iii) $540,000 paid to contractors to manage our grocery business.

For the year ended December 31, 2020, consulting comprises primarily stock-based compensation expense (i) $265,934 for the expenditure of advertising credits with SRAX, Inc. (ii) $1,869,515 for consulting fees and startup costs and (iii) $887,500 paid to contractors to manage our grocery business.

The increase in office and general expense is due to rent and administrative costs at our 1035 Queensway East, Mississauga, Ontario, Canada location. There are no comparable expenses in 2020.

Professional fees comprise of audit, legal, filing fees and contract accountant.

Other income (expense):

	Years ended December 31		Change
	2021 $	2020 $	$	%
Amortization of debt discount and interest expense	(357,213)	(239,312)	(117,901)	49
Loss on settlement of debt	(12,890,764)	(2,053,055)	(10,837,709)	528
Initial derivative expense	(126,322)	(258,863)	132,541	(51)
Change in fair value of derivative liabilities	208,261	390,157	(181,896)	(47)
Total operating expenses	(13,166,038)	(2,161,073)	(11,004,965)	509

Amortization of debt discount and interest expense for the year ended December 31, 2021 was $357,213, compared to $239,312 for the year ended December 31, 2020. Amortization of debt discount and interest expense relates to the issuance of non-redeemable convertible notes, convertible notes and promissory notes.

During the years ended December 31, 2021 and 2020, the Company elected to convert $516,404 and $31,569 of principal and interest of a non-redeemable convertible note into 4,552,595,410 and 315,665,264 shares of common stock of the Company resulting in a loss on settlement of debt of $12,811,303 and $1,907,879, respectively.

During the years ended December 31, 2021 and 2020, the holders of the convertible notes also elected to convert 214,329,084 shares and 91,031,792 shares of the Company with a fair value of $552,435 and $553,097 resulting in a loss on settlement of debt of $79,460 and $74,878, respectively.

On April 14, 2020, the Company issued 2,000,000 shares of common stock with a fair value of $111,800 to fully settle the 1,000,000 warrants issued in conjunction with the issuance of the Senior Convertible Note with Firstfire Global Opportunities Fund, LLC on March 1, 2019. The issue of the shares resulting in a loss on settlement of warrant liability of $70,299.

Initial derivative expense of $126,322 for the year ended December 31, 2021 represents the difference between the fair value of the total embedded derivative liability of $351,322 and the cash received of $225,000 for the convertible note issued on February 23, 2021 and May 27, 2021.

Initial derivative expense of $258,863 for the year ended December 31, 2020 represents the difference between the fair value of the total embedded derivative liability of $573,863 and the cash received of $290,000 and commitment fee of $25,000 for the convertible notes issued on January 20, 2020, February 3, 2020, April 14, 2020, July 13, 2020 and September 11, 2020.

During the year ended December 31, 2021 and 2020, the gain (loss) due to the change in fair value of derivative liabilities was $208,261 and 390,157, respectively.

Net loss for the period:

	Years ended December 31		Change
	2021 $	2020 $	$	%
Net loss for the period	(16,336,037)	(7,666,062)	(8,669,975)	113

Our net loss for year ended December 31, 2021 was $16,336,037, compared to $7,666,062 for the year ended December 31, 2020, respectively. Our losses during the years ended December 31, 2021 and 2020 are primarily due to costs associated with professional fees, our transfer agent, investor relations, stock-based compensation paid to officers, directors and consultants, loss on settlement of debt and the issuance of a convertible notes.

QUARTERLY RESULTS OF OPERATIONS

The following is a summary of selected quarterly information that has been derived from the financial statements of the Company. This summary should be read in conjunction with the consolidated financial statements of the Company.

Quarter Ended	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Sales	$324,748	$241,417	$174,774	$189,157	$96,194	$54,838	$7,993	$0
Gross profit	$19,117	$39,808	$19,808	$18,547	$16,320	$2,344	$1,956	$0
Operating expenses	($1,270,225)	($693,259)	($446,806)	($856,989)	($836,932)	($1,626,144)	($1,195,530)	($1,867,003)
Other income (expense)	($2,155,703)	($7,397,246)	($1,560,110)	($2,052,979)	($626,383)	($629,210)	($320,193)	($585,287)
Net loss for the period	($3,406,811)	($8,050,697)	($1,987,108)	($2,891,421)	($1,446,995)	($2,253,010)	($1,513,767)	($2,452,290)
Basic and diluted net loss per share	($0.001)	($0.003)	($0.00)	($0.00)	($0.003)	($0.012)	($0.02)	($0.16)

LIQUIDITY AND CAPITAL RESOURCES

For the year ended December 31, 2021

Cash flows used in operating activities

	Year ended December 31		Change
	2021 $	2020 $	$	%
Net cash used in operating activities	(555,557)	(314,429)	(241,128)	77

Our net cash used in operating activities for the year ended December 31, 2021 and 2020 is $555,557 and $314,429, respectively. Our net loss for the year ended December 31, 2021 of $16,336,037 was the main contributing factor for our negative cash flow. We were able to mostly offset the cash used in operating activities by using our stock to pay for expenses such as amortization of prepaid expense of $1,328,317, stock-based compensation of $1,043,350, amortization of debt discount of $357,213, loss on debt settlement of $12,890,764 and initial derivative expense of $126,322.

Cash flows used in investing activities

	Year ended December 31		Change
	2021 $	2020 $	$	%
Net cash used in investing activities	(5,425)	(2,229)	(3,196)	143

Our net cash (used in) provided by investing activities for the year ended December 31, 2021 and 2020 is ($5,425) and ($2,229), respectively. Our investing activities are purchases of computer and office equipment.

Cash flows from financing activities

	Year ended December 31		Change
	2021 $	2020 $	$	%
Net cash from financing activities	1,070,092	338,380	731,712	216

Our net cash provided by financing activities for the year ended December 31, 2021 and 2020 is $1,070,092 and $338,380, respectively. The increase in cash from financing activities is due to the issuance of 40,000 shares of Series D Stock for $789,006 in cash.

As of December 31, 2021, we had cash of $533,295, working capital of $1,055,850 and total liabilities of $1,306,372. We believe our current cash balance is sufficient to fund our operations during the next 12 months (i) as the Company does not expect significant cash outlays for advertising in the next year as there are $564,677 in advertising credits with SRAX, Inc. included in prepaid expense (ii) because on June 29, 2021 debt holders with carrying value of $1,190,320 agreed to extend the maturity of debt previously classified as current liabilities to December 31, 2025 and (iii) we expect to reduce the cash expended on contractors in the next year as we plan to pay them in shares of the Company.

Our working capital as of December 31, 2021 and 2020 is as follows:

	December 31, 2021	December 31, 2020
Current assets	$1,608,848	$963,653
Current liabilities	552,998	607,930
Working capital	$1,055,850	$355,723

The Company is continuing to focus improving cash flows from operations by reducing incentives to customers, by making purchases from different suppliers, accelerating the collection of accounts receivable, managing accounts payable balances and by paying our officers, directors, consultants and staff with our stock.

The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the year ended December 31, 2021, the Company incurred a net loss of $16,336,037 and used cash in operating activities of $555,557 and on December 31, 2021, had stockholders’ deficit of $3,736,118. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The Company’s independent registered public accounting firm, in their report on the Company’s financial statements for the year ended December 31, 2021, expressed substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty should we be unable to continue as a going concern.

Over the next 12 months we expect to expend approximately $281,500 in cash to implement our business plan.

Cash Required to Implement of Business Plan
Estimated remaining prospectus costs	$50,000
Mobile application development	5,000
Operations and Logistics	40,000
General and Administration	186,500
Total Estimated Cash Expenditures	$281,500

We hope to be able to compensate our independent contractors with stock-based compensation, which will not require us to use our cash, although there can be no assurances that we will be successful in these efforts.

We believe we have sufficient cash to pay for our business plan and to pay for our other overhead costs for the next twelve months. If required, we expect to be able to secure additional capital through advances from our Chief Executive Officer, note holders, shareholders and others in order to pay expenses such as organizational costs, filing fees, accounting fees and legal fees, however, we do not have any written or oral agreements with any third parties which require them to fund our operations. Although there can be no assurances that we will be able to obtain such funds in the future, the Company has been able to secure financing to continue operations since its inception on April 3, 2009. We may be able to use our accounts receivable to secure additional debt and we are currently quoted on OTC Pink. The Company is unable to predict the effect, if any, that the coronavirus COVID-19 global pandemic may have on its access to the financing markets. If we need additional capital in the next twelve months and if we cannot raise such capital on acceptable terms, we may have to curtail our operations or terminate our business entirely.

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

Commitments for future capital expenditures at December 31, 2021 is as follows:

	Payments Due by Period
Contractual obligations	Total $	Less than 1 year $	1 - 3 years $	4 – 5 years $	After 5 years $
Accounts payable and accrued liabilities	498,428	498,428	—	—	—
Debt	256,615	46,088	45,552	164,975	—
Non-redeemable convertible notes	517,717	—	—	517,717	—
Financial lease Obligations	—	—	—	—	—
Operating leases(1)	33,612	8,482	25,130	—	—
Purchase obligations	—	—	—	—	—
Total contractual obligations	1,306,372	552,998	70,682	682,692	—

Notes:

(1)	Leases for retail space, equipment and warehousing is currently month to month. Deliveries are currently outsourced.

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

RELATED PARTY TRANSACTIONS

Years ended December 31, 2021 and 2020

Due to Related Party

As of December 31, 2021 and 2020, advances and accrued salary of $39,985 and $106,928, respectively, were due to Nadav Elituv, the Company's Chief Executive Officer. The balance is non-interest bearing, unsecured and have no specified terms of repayment. During the year ended December 31, 2021, the Company issued advances due to related party for $135,378 of expenses paid on behalf of the Company and advances due to related party were repaid by the Company with $127,375 in cash. In addition, the Company accrued salary of $165,046 due to Nadav Elituv for the year ended December 31, 2021, issued shares of Series A Convertible Preferred Stock with a fair value of $222,317 to settled accrued salary due and issued a promissory note for $19,572 to settle due to related party.

During the year ended December 31, 2020, the Company issued advances due to related party of $94,944 for expenses paid on behalf of the Company and cash received of $5,215 and the Company repaid advance due to related party with $86,671 in cash.

Promissory Notes – Related Party

As of December 31, 2021 and 2020, promissory notes – related party of $0 and $194,485 (principal $172,876 and interest of $21,609), respectively, were outstanding. The promissory notes – related party bear interest of 10% per annum, are unsecured, mature on December 31, 2025 and are due to Nadav Elituv, the Company's Chief Executive Officer. The Company issued shares of Series A Convertible Preferred Stock with a fair value of $229,885 to settle promissory notes and accrued interest.

During the year ended December 31, 2021, the Company issued promissory notes – related party of $19,572 for $3,400 to settle accrued liabilities and $16,172 of expenses paid on behalf of the Company.

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

PROPOSED TRANSACTIONS

The Company is not anticipating any transactions.

CHANGES IN ACCOUNTING POLICIES INCLUDING INITIAL ADOPTION

Refer to Note 2 in the consolidated financial statements for the year ended December 31, 2021 and Note 2 in the consolidated financial statement for the year ended December 31, 2020 for information on accounting policies.

FINANCIAL INSTRUMENTS

The main risks of the Company’s financial instrument are exposed to are credit risk, market risk, foreign exchange risk, and liquidity risk.

Credit risk

The Company’s credit risk is primarily attributable to trade receivables. Trade receivables comprise of amounts due from other businesses from the sale of groceries and dry goods. The Company mitigates credit risk through approvals, limits and monitoring. The amounts disclosed in the consolidated balance sheet are net of allowances for expected credit losses, estimated by the Company’s management based on past experience and specific circumstances of the customer. The Company manages credit risk for cash by placing deposits at major Canadian financial institutions.

Market risk

Market risk is the risk that changes in market prices and interest rates will affect the Company’s net earnings or the value of financial instruments. These risks are generally outside the control of the Company. The objective of the Company is to mitigate market risk exposures within acceptable limits, while maximizing returns. The Company’s market risk consists of risks from changes in foreign exchange rates, interest rates and market prices that affect its financial liabilities, financial assets and future transactions.

Refer to Note 2 in the consolidated financial statements for the year ended December 31, 2021 and Note 2 in the consolidated financial statements.

Foreign Exchange risk

Our revenue is derived from operations in Canada. Our consolidated financial statements are presented in U.S. dollars and our liabilities other than trade payable are primarily due in U.S. dollars. The revenue we earn in Canadian dollars is adversely impacted by the increase in the value of the U.S. dollar relative to the Canadian dollar. On June 29, 2021 debt holders with carrying value of $1,190,320 agreed to extend the maturity of debt previously classified as current liabilities to December 31, 2025.

Liquidity risk

Liquidity risk relates to the risk the Company will encounter difficulty in meeting its obligations associated with financial liabilities. The financial liabilities on our consolidated balance sheets consist of accounts payable and accrued liabilities, due to related party, notes payable, convertible notes, net, derivative liabilities, promissory notes, promissory notes – related party and non-redeemable convertible notes, Management monitors cash flow requirements and future cash flow forecasts to ensure it has access to funds through its existing cash and from operations to meet operational and financial obligations. On June 29, 2021 debt holders with carrying value of $1,190,320 agreed to extend the maturity of debt previously classified as current liabilities to December 31, 2025. The Company believes it has sufficient liquidity to meet its cash requirements for the next twelve months.

OUTSTANDING SHARE DATA

As of March 25, 2022, the following securities were outstanding:

Common stock: 7,010,000,000 shares

Series A Convertible Preferred Stock: 189,500

Series B Convertible Preferred Stock: 21,000

Series C Convertible Preferred Stock: 10,000

Series D Convertible Preferred Stock: 40,000

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

December 31, 2021 and 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Two Hands Corporation:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Two Hands Corporation (“the Company”) as of December 31, 2021 and 2020, the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2021 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Valuation of Derivative Liabilities

Critical Audit Matter Description

As described further in Notes 2, 7, and 8 to the financial statements, the Company determined that the conversion features of its convertible notes and certain warrants issued in conjunction with financing arrangements required to be accounted for as derivative liabilities. The derivative liabilities are recorded at fair value when issued and subsequently re-measured to fair value each reporting period. The Company utilized a binomial option pricing model to determine the fair value of the derivative liabilities, which uses certain assumptions related to exercise price, term, expected volatility, and risk-free interest rate.

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

Issuance and Valuation of Preferred Stock

Critical Audit Matter Description

As described Note 12 to the financial statements, the Company issue preferred stock for services and to satisfy liabilities.

How the Critical Audit Matter was Addressed in the Audit

We determined the evaluation of the accounting for the issuance Preferred Stock to be a critical audit matter due to the complexity of the instruments themselves and the complexity involved in the Company’s determination of the appropriate accounting for the instrument. Auditing the accounting for the issuance of the Preferred Stock involved a high degree of auditor judgement and specialized skills and knowledge were needed.

Our audit procedures consisted of the following, among others:

•	Inspecting and reviewing the designation document for the establishment of the Preferred Stock and the documents related to the issuance of the instrument to the recipients.
•	Evaluating the reasonableness of the conclusions made by the Company related to the accounting treatment for embedded conversion feature and classification and presentation of the instrument as a whole in the consolidated balance sheet, including the Company’s consideration of relevant accounting standards.
•	Evaluating the reasonableness of the conclusions made by the Company in regard to the timing and recognition of expense related to the issuance Preferred Stock for future services.
•	Evaluating the reasonableness of conclusions made by the Company in regard to the recognition of gain or loss to extinguish liabilities.

Professionals with specialized skill and knowledge were utilized by the Firm to assist in the evaluation of the Company’s accounting for the issuance of the Preferred Stock.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2017.

Draper, UT

March 31, 2022

TWO HANDS CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020

ASSETS
Current assets
Cash	$533,295	$21,843
Accounts receivable, net	163,197	41,097
Taxes receivable	24,563	8,824
Inventory	154,848	—
Prepaid expense	732,945	891,889
Total current assets	1,608,848	963,653

Property and equipment, net	6,974	3,444
Right-of-use asset	33,612	—

Total assets	$1,649,434	$967,097

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$498,428	$162,536
Non-redeemable convertible notes, net	—	75,040
Due to related party	39,985	106,928
Notes payable	6,103	83,332
Convertible note, net	—	7,833
Derivative liabilities	—	172,261
Right-of-use liability	8,482	—
Total current liabilities	552,998	607,930
Long-term liabilities
Promissory note	210,527	85,796
Promissory notes - related party	—	194,485
Non-redeemable convertible notes, net	517,717	766,949
Right-of-use liability	25,130	—
Total long-term liabilities	753,374	1,047,230

Total liabilities	1,306,372	1,655,160

Commitments and Contingencies	—	—

Temporary equity
Series A convertible preferred stock; $0.01 par value; 200,000 shares designated, 189,500 and 30,000 shares issued and outstanding, respectively	595,122	33,000
Series B convertible preferred stock; $0.01 par value; 100,000 shares designated, 21,000 and 4,000 shares issued and outstanding, respectively	1,564,100	1,520,000
Series C convertible preferred stock; $0.001 par value; 30,000 shares designated, 10,000 shares and 5,000 shares issued and outstanding, respectively	1,130,952	542,857
Series D convertible preferred stock; $0.001 par value; 200,000 shares designated, 40,000 shares and 0 shares issued and outstanding, respectively	789,006	—
Total temporary equity	4,079,180	2,095,857

Stockholder's deficit
Preferred stock; $0.001 par value; 1,000,000 shares authorized, 0 issued and outstanding	—	—
Common stock; $0.0001 par value; 12,000,000,000 shares authorized, 6,000,000,000 and 695,575,506 shares issued and outstanding, respectively	600,002	69,560
Additional paid-in capital	57,552,415	42,703,888
Common stock to be issued	336,000	336,000
Accumulated other comprehensive income	4,870	0
Accumulated deficit	(62,229,405)	(45,893,368)
Total stockholders' deficit	(3,736,118)	(2,783,920)

Total liabilities and stockholders' deficit	$1,649,434	$967,097

The accompanying footnotes are an integral part of these financial statements.

TWO HANDS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2021	2020

Sales	$930,096	$159,025
Cost of goods sold	832,816	138,405
Gross profit	97,280	20,620

Operating expenses
General and administrative	3,267,279	5,525,609
Total operating expenses	3,267,279	5,525,609

Loss from operations	(3,169,999)	(5,504,989)

Other income (expense)
Amortization of debt discount and interest expense	(357,213)	(239,312)
Loss on settlement of debt	(12,890,764)	(2,053,055)
Initial derivative expense	(126,322)	(258,863)
Change in fair value of derivative liabilities	208,261	390,157
Total other income (expense)	(13,166,038)	(2,161,073)

Net loss	$(16,336,037)	$(7,666,062)

Net loss per common share - basic and diluted	$(0.01)	$(0.04)

Weighted average number of common shares outstanding - basic and diluted	2,820,093,528	206,466,594

The accompanying footnotes are an integral part of these financial statements.

TWO HANDS CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
For the years ended December 31, 2021 and 2020

	Common Stock		Common Stock to be	Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Issued	Capital	Income	Deficit	Deficit
Balance, December 31, 2020	695,575,506	$69,560	$336,000	$42,703,888	$—	$(45,893,368)	$(2,783,920)

Stock issued for conversion of non-redeemable convertible notes	4,552,595,410	455,260	—	12,872,448	—	—	13,327,708
Stock issued for conversion of convertible notes	214,329,084	21,432	—	531,002	—	—	552,434
Stock issued for the conversion of Series C Stock	250,000,000	25,000	—	540,477	—	—	565,477
Stock issued for consulting	240,500,000	24,050	—	785,950	—	—	810,000
Stock issued for officer and director compensation	47,000,000	4,700	—	118,650	—	—	123,350
Foreign exchange gain	—	—	—	—	4,870	—	4,870
Net loss	—	—	—	—	—	(16,336,037)	(16,336,037)
Balance, December 31, 2021	6,000,000,000	$600,002	$336,000	$57,552,415	$4,870	$(62,229,405)	$(3,736,118)

	Common Stock		Common Stock to be	Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Issued	Capital	Income	Deficit	Deficit
Balance, December 31, 2019	6,267,340	$627	$—	$36,857,580	$—	$(38,227,306)	$(1,369,099)

Stock issued for conversion of non-redeemable convertible notes	315,665,264	31,569	—	1,907,875	—	—	1,939,444
Stock issued for conversion of convertible notes	91,031,792	9,103	—	543,994	—	—	553,097
Stock issued for warrant liability settlement	2,000,000	200	—	111,600	—	—	111,800
Stock issued for prepaid	29,111,110	2,911	336,000	386,089	—	—	725,000
Stock issued for consulting	97,500,000	9,750	—	1,015,350	—	—	1,025,100
Stock issued for officer and director compensation	154,000,000	15,400	—	1,881,400	—	—	1,896,800
Net loss	—	—	—	—	—	(7,666,062)	(7,666,062)
Balance, December 31, 2020	695,575,506	$69,560	$336,000	$42,703,888	$—	$(45,893,368)	$(2,783,920)

The accompanying footnotes are an integral part of these financial statements.

TWO HANDS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2021	2020
Cash flows from operating activities
Net loss	$(16,336,037)	$(7,666,062)
Adjustments to reconcile net loss to cash used in operating activities

Depreciation and amortization	4,215	1,482
Bad debts	20,960	—
Amortization of prepaid expense	1,328,317	2,135,449
Stock-based compensation	1,043,350	2,921,900
Amortization of debt discount	357,213	239,312
Loss on settlement of debt	12,890,764	2,053,055
Initial derivative expense	126,322	258,863
Change in fair value of derivative liabilities	(208,261)	(390,157)
Change in operating assets and liabilities
Accounts and taxes receivable	(159,882)	(38,695)
Prepaid expense	(15,958)	—
Inventory	(156,376)	—
Accounts payable and accrued liabilities	549,816	170,424
Net cash used in operating activities	(555,557)	(314,429)

Cash flows from investing activities
Purchase of property and equipment	(5,425)	(2,229)
Net cash used in investing activities	(5,425)	(2,229)

Cash flow from financing activities
Advances by related party	135,378	100,159
Repayment of advances to related party	(127,375)	(86,649)
Proceeds from notes payable	15,439	152,040
Repayments of notes payable	—	(117,170)
Reduction in ROU liability	(2,316)	—
Proceeds from issuance of shares	789,006	—
Proceeds from promissory notes	19,137	—
Proceeds from non-redeemable convertible	15,823	—
Proceeds from convertible notes	225,000	290,000
Net cash provided by financing activities	1,070,092	338,380

Change in foreign exchange	2,342	(172)

Net change in cash	511,452	21,550

Cash, beginning of the period	21,843	293

Cash, end of the period	$533,295	$21,843

Cash paid during the year
Interest paid	$448	$—
Income taxes paid	$—	$—

Supplemental disclosure of non-cash investing and financing activities
Stock issued to settle accounts payable and accrued liabilities	$496,222	$—
Stock issued to settle non-redeemable convertible notes	$13,327,708	$1,939,444
Stock issued to settle convertible notes	$552,435	$553,097
Stock issued for prepaids	$1,153,571	$1,267,857
Initial debt discount from derivative	$225,000	$290,000
Stock issued for warrant liability	$—	$111,800
Right-of-use asset	$45,444	$—
Transfer of notes payable to promissory notes	$91,192	$—
Transfer of accounts payable and accrued liabilities to promissory notes	$26,050	$—
Transfer of due to related party to promissory notes	$19,572	$—
The accompanying footnotes are an integral part of these financial statements.

Two Hands Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

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

The operations of the business are carried on by Two Hands Canada Corporation (formerly I8 Interactive Corporation), a wholly-owned subsidiary of the Company, incorporated under the laws of Canada on February 7, 2014.

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

GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the year ended December 31, 2021, the Company incurred a net loss of $16,336,037 and used cash in operating activities of $555,557, and on December 31, 2021, had stockholders’ deficit of $3,736,118. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a period one year from the date that the financial statements are issued. The Company will be dependent upon the raising of additional capital through placement of its common stock in order to implement its business plan. There can be no assurance that the Company will be successful in this situation. The Company is unable to predict the effect, if any, that the coronavirus COVID-19 global pandemic may have on its access to the financing markets. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might result from this uncertainty. We are currently funding our operations by way of cash advances from our Chief Executive Officer, note holders, shareholders and others; however, we do not have any oral or written agreements with them or others to loan or advance funds to us. There can be no assurances that we will be able to receive loans or advances from them or other persons in the future.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Two Hands Canada Corporation (formerly I8 Interactive Corporation). All intercompany transactions and balances have been eliminated in consolidation.

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

The allowance for doubtful accounts at December 31, 2021 and 2020 is $68,873 and $0, respectively.

INVENTORY

Inventory consisting of groceries and dry goods are measured at the lower of cost and net realizable value. Cost is determined pursuant to the first-in first out (“FIFO”) method. The cost of inventory includes the purchase price, shipping and handling costs incurred to bring the inventories to their present location and condition. Inventory with a short shelf life that is not utilized within the planned period are immediately expensed in the statement of operations. Estimated gross profit rates are used to determine the cost of goods sold in interim periods. Any significant adjustment that results from the reconciliation with annual physical inventory is disclosed.

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

During the year ended December 31, 2021 and 2020, the Company had revenue of $930,096 and $159,025 respectively. In 2021, the Company recognized revenue of $161,707 from the sale of groceries to consumers via the gocart.city online grocery delivery application and $768,389 from the sale of dry goods and produce to other businesses. In 2020, the Company recognized revenue of $42,593 from the sale of groceries to consumers via the gocart.city online grocery delivery application, $112,751 from the sale of dry goods and produce to other businesses and $3,681 from the sale of computer equipment.

RESEARCH AND DEVELOPMENT COSTS

Software development costs are included in research and development and are expensed as incurred. FASB ASC Topic 350 Intangibles—Goodwill and Other requires that software development costs incurred subsequent to reaching technological feasibility be capitalized, if material. If the process of developing a new product or major enhancement does not include a detailed program design, technological feasibility is determined only after completion of a working model. To date, the period between achieving technological feasibility and the general availability of such software has been short, and the software development costs qualifying for capitalization have been insignificant. The Company recorded research and development expense of $0 and $0 for the years ended December 31, 2021 and 2020, respectively.

LEASES

Under ASC 842, a right-of-use asset and lease liability is recorded for all leases and the statement of operations reflects the lease expense for operating leases and amortization/interest expense for financing leases.

The Company does not apply the recognition requirements in the standard to a lease that at commencement date has a lease term of twelve months or less and does not contain a purchase option that it is reasonably certain to exercise and to not separate lease and related non-lease components. Options to extend the leases are not included in the minimum lease terms unless they are reasonably certain to be exercised.

The Company leases an automobile under non-cancelable operating lease. Right-of-use assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

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

On October 1, 2021, the Company adopted a sequencing policy under Accounting Standards Codification (“ASC”) 815-40-35 Derivatives and Hedging (“ASC 815”) whereby in the event that reclassification of contracts from equity to assets or liabilities is necessary pursuant to ASC 815 due to the Company’s inability to demonstrate it has sufficient authorized shares as a result of certain securities convertible or exchangeable for a potentially indeterminable number of shares, shares will be allocated on the basis of the earliest issuance date of potentially dilutive instruments, with the earliest grants receiving the first allocation of shares. Pursuant to ASC 815, issuances of securities to the Company’s employees or directors are not subject to the sequencing policy.

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

NET LOSS PER SHARE

Basic net income (loss) per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period increased to include the number of additional common shares that would have been outstanding if potentially dilutive securities had been issued. On December 31, 2021 and 2020, we excluded the common stock issuable upon conversion of non-redeemable convertible notes, convertible notes, Series A Stock, Series B Stock, Series C Stock, Series D Stock and common stock to be issued of 5,919,672,901 shares and 8,379,046,549 shares, respectively, as their effect would have been anti-dilutive.

FOREIGN CURRENCY TRANSLATION

The consolidated financial statements are presented in United States dollars. The functional currency of the consolidated entities are determined by evaluating the economic environment each entity. The functional currency of Two Hands Corporation is the United States dollar. Foreign exchange translation adjustments are reported as gains or losses resulting from foreign currency transactions and are included in results of operations.

Effective October 1, 2021, the Company changed the functional currency of its Company’s Canadian subsidiary, Two Hands Canada Corporation (formerly I8 Interactive Corporation), to the Canadian dollar from United States dollar. The change in functional currency is due to the increase of Canadian dollar dominated activities over time including sales, operating costs and share subscriptions. The change in functional currency is accounted for prospectively. Two Hands Canada Corporation maintains its accounts in the Canadian dollar. Assets and liabilities are translated to United States dollars at year-end exchange rates. Income and expenses are transaction at averages exchange rate during the year. Foreign currency transaction adjustments are reported as other comprehensive income, a component of equity in the consolidated balance sheet.

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

Derivative liabilities are measured at fair value on a recurring basis using Level 3 inputs.

The following tables present assets and liabilities that are measured and recognized at fair value as on a recurring basis:

December 31, 2021
	Level 1	Level 2	Level 3
Description	$	$	$
Derivative liabilities	—	—	—

	December 31, 2020
	Level 1	Level 2	Level 3
Description	$	$	$
Derivative liabilities	—	—	172,261

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

NOTE 3 – NON-REDEEMABLE CONVERTIBLE NOTES

On June 10, 2014, the Company agreed to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable issued to The Cellular Connection Ltd. during the period from February 22, 2013 to June 10, 2014 with a total carrying value $42,189. The issue price of the Note is $42,189 with a face value of $54,193 and the Note has an original maturity date of December 31, 2014 which is subject to automatic annual renewal. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2015. The outstanding face value of the Note shall increase by another 20% on January 1, 2016 and again on each one-year anniversary of the Note until the Note has been paid in full. During the year ended December 31, 2020, the Company elected to convert $2,252 of principal and interest into 22,524,864 shares of common stock of the Company at a fixed conversion price of $0.0001 per share. These conversions resulted in a loss on debt settlement of $890,986 due to the requirement to record the share issuance at fair value on the date the shares were issued. The consolidated statement of operations includes interest expense of $0 and $376 for the years ended December 31, 2021 and 2020, respectively. On December 31, 2021 and 2020, the carrying amount of the Note is $0 and $0, respectively. This Note has been paid in full.

On September 1, 2016, Doug Clark, former Chief Executive Officer and related party, assigned the Side Letter Agreement (“Note”) dated June 10, 2014 with a total carrying value $382,016 to DC Design Inc. (“DC Design”). On September 1, 2016, the Company entered into an amended Side Letter Agreement with DC Design to amend and add certain terms to the Side Letter Agreement and advances from the period from June 25, 2014 to December 24, 2014. Under the terms of the amended Side Letter Agreement, the issue price of the Note is $174,252 with an interest rate 20% per annum and an original maturity date of December 31, 2017 which is subject to automatic annual renewal. In addition, on September 30, 2019, the Company and DC Design entered into an Agreement to change the original maturity date of the Note to December 31, 2021. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.003 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the note. During the year ended December 31, 2021, the Company elected to convert $39,612 of principal and interest into 13,204,000 shares of common stock of the Company at a fixed conversion price of $0.003 per share. This conversion resulted in a gain on debt settlement of $6,602 due to the requirement to record the share issuance at fair value on the date the shares were issued. The consolidated statement of operations includes interest expense of $6,602 and $5,502 for the years ended December 31, 2021 and 2020, respectively. On December 31, 2021 and 2020, the carrying amount of the Note is $0 and $33,010 (face value of $33,010 less $0 unamortized discount), respectively. This Note has been paid in full.

On January 8, 2018, the Company entered into a Side Letter Agreement (“Note”) with The Cellular Connection Ltd., to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $14,930 issued by the Company during the period of June 2014 and December 2017. The issue price of the Note is $14,930 with a face value of $17,916 and the Note has an original maturity date of December 31, 2018 which is subject to automatic annual renewal. On September 30, 2019, the Company and The Cellular Connection Ltd. entered into an Agreement to change the original maturity date of the Note to December 31, 2021. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. During the year ended December 31, 2020, the Company elected to convert $25,799 of principal and interest into 257,990,370 shares of common stock of the Company at a fixed conversion price of $0.0001 per share. These conversions resulted in a loss on debt settlement of $892,297 due to the requirement to record the share issuance at fair value on the date the shares were issued. The consolidated statement of operations includes interest expense of $0 and $4,300 for the years ended December 31, 2021 and 2020, respectively. On December 31, 2021 and 2020, the carrying amount of the Note is $0 and $0, respectively. This Note has been paid in full.

On January 8, 2018, the Company entered into a Side Letter Agreement (“Note”) with Stuart Turk, to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $244,065 issued by the Company during the period of July 2014 and December 2017. The issue price of the Note is $244,065 with a face value of $292,878 and the Note has an original maturity date of December 31, 2018 which is subject to automatic annual renewal. On June 29, 2021, the Company and Stuart Turk entered into an Agreement to change the original maturity date of the Note to December 31, 2025. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2022. During the year ended December 31, 2020, the Company elected to convert $1,400 of principal and interest into 14,000,000 shares of common stock of the Company at a fixed conversion price of $0.0001 per share. These conversions resulted in a loss on debt settlement of $58,800 due to the requirement to record the share issuance at fair value on the date the shares were issued. During the year ended December 31, 2021, the Company elected to convert $286,957 of principal and interest into 2,869,570,627 shares of common stock of the Company at a fixed conversion price of $0.0001 per share. These conversions resulted in a loss on debt settlement of $7,693,428 due to the requirement to record the share issuance at fair value on the date the shares were issued. The consolidated statement of operations includes interest expense of $84,069 and $70,291 for the years ended December 31, 2021 and 2020, respectively. On December 31, 2021 and 2020, the carrying amount of the Note is $217,457 (face value of $217,457 less $0 unamortized discount) and $420,344 (face value of $420,344 less $0 unamortized discount), respectively.

On April 12, 2018, the Company entered into a Side Letter Agreement (“Note”) with Jordan Turk to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $45,000 issued by the Company during the period of March 19, 2018 to April 12, 2018. The issue price of the Note is $45,000 with a face value of $54,000 and the Note has an original maturity date of December 31, 2018 which is subject to automatic annual renewal. On June 29, 2021, the Company and Jordan Turk entered into an Agreement to change the original maturity date of the Note to December 31, 2025. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. During the year ended December 31, 2020, the Company elected to convert $2,000 of principal and interest into 20,000,000 shares of common stock of the Company at a fixed conversion price of $0.0001 per share. These conversions resulted in a loss on debt settlement of $62,000 due to the requirement to record the share issuance at fair value on the date the shares were issued. During the year ended December 31, 2021, the Company elected to convert $90,048 of principal and interest into 900,480,000 shares of common stock of the Company at a fixed conversion price of $0.0001 per share. These conversions resulted in a loss on debt settlement of $2,918,242 due to the requirement to record the share issuance at fair value on the date the shares were issued. The consolidated statement of operations includes interest expense of $15,008 and $12,840 for the years ended December 31, 2021 and 2020, respectively. On December 31, 2021 and 2020, the carrying amount of the Note is $0 and $75,040 (face value of $75,040 less $0 unamortized discount), respectively. This Note has been paid in full.

On May 10, 2018, the Company entered into a Side Letter Agreement (“Note”) with Jordan Turk to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $35,000 issued by the Company on May 9, 2018. The issue price of the Note is $35,000 with a face value of $42,000 and the Note has an original maturity date of December 31, 2018 which is subject to automatic annual renewal. On June 29, 2021, the Company and Jordan Turk entered into an Agreement to change the original maturity date of the Note to December 31, 2025. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. During the year ended December 31, 2021, the Company elected to convert $40,100 of principal and interest into 401,000,000 shares of common stock of the Company at a fixed conversion price of $0.0001 per share. These conversions resulted in a loss on debt settlement of $846,100 due to the requirement to record the share issuance at fair value on the date the shares were issued. The consolidated statement of operations includes interest expense of $12,096 and $10,080 for the year ended December 31, 2021 and 2020, respectively. On December 31, 2021 and 2020, the carrying amount of the Note is $32,476 (face value of $32,476 less $0 unamortized discount) and $60,480 (face value of $60,480 less $0 unamortized discount), respectively.

On September 13, 2018, the Company entered into a Side Letter Agreement (“Note”) with Jordan Turk to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $40,000 issued by the Company during the period of July 10 to September 13, 2018. The issue price of the Note is $40,000 with a face value of $48,000 and the Note has an original maturity date of December 31, 2018 which is subject to automatic annual renewal. On June 29, 2021, the Company and Jordan Turk entered into an Agreement to change the original maturity date of the Note to December 31, 2025. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. The consolidated statement of operations includes interest expense of $13,824 and $11,520 for the year ended December 31, 2021 and 2020, respectively. On December 31, 2021 and 2020, the carrying amount of the Note is $82,944 (face value of $82,944 less $0 unamortized discount) and $69,120 (face value of $69,120 less $0 unamortized discount), respectively.

On January 31, 2019, the Company entered into a Side Letter Agreement (“Note”) with Stuart Turk to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $106,968 issued by the Company during the period of January 3, 2018 to December 28, 2018. The issue price of the Note is $106,968 with a face value of $128,362 and the Note has an original maturity date of December 31, 2019 which is subject to automatic annual renewal. On June 29, 2021, the Company and Stuart Turk entered into an Agreement to change the original maturity date of the Note to December 31, 2025. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2022. The consolidated statement of operations includes interest expense of $30,807 and $25,672 for the year ended December 31, 2021 and 2020, respectively. On December 31, 2021 and 2020, the carrying amount of the Note is $184,841 (face value of $184,841 less $0 unamortized discount) and $154,034 (face value of $154,034 less $0 unamortized discount), respectively.

On January 31, 2019, the Company entered into a Side Letter Agreement (“Note”) with The Cellular Connection Ltd. to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $20,885 issued by the Company during the period of January 23, 2018 to October 16, 2018. The issue price of the Note is $20,885 with a face value of $25,062 and the Note has an original maturity date of December 31, 2019 which is subject to automatic annual renewal. On September 30, 2019, the Company and The Cellular Connection Ltd. entered into an Agreement to change the original maturity date of the Note to December 31, 2021. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. During the year ended December 31, 2020, the Company elected to convert $115 of principal and interest into 1,150,030 shares of common stock of the Company at a fixed conversion price of $0.0001 per share. These conversions resulted in a loss on debt settlement of $3,795 due to the requirement to record the share issuance at fair value on the date the shares were issued. During the year ended December 31, 2021, the Company elected to convert $35,952 of principal and interest into 359,517,254 shares of common stock of the Company at a fixed conversion price of $0.0001 per share. These conversions resulted in a loss on debt settlement of $1,357,400 due to the requirement to record the share issuance at fair value on the date the shares were issued. The consolidated statement of operations includes interest expense of $5,992 and $5,012 for the year ended December 31, 2021 and 2020, respectively. On December 31, 2021 and 2020, the carrying amount of the Note is $0 and $29,960 (face value of $29,960 less $0 unamortized discount), respectively. This Note has been paid in full.

On January 20, 2021, the Company entered into a Side Letter Agreement (“Note”) with Francesco Bisignano for cash proceeds of $15,823. The issue price of the Note is $15,823 with a face value of $23,735. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0034 per share of the Company’s common stock.. During the year ended December 31, 2021, the Company elected to convert $23,735 of principal and interest into 8,823,529 shares of common stock of the Company at a fixed conversion price of $0.0034 per share. This conversion resulted in a loss on debt settlement of $2,736 due to the requirement to record the share issuance at fair value on the date the shares were issued. The consolidated statement of operations includes interest expense of $7,912 and $0 for the years ended December 31, 2021 and 2020, respectively. On December 31, 2021, the carrying amount of the Note is $0. This Note has been paid in full.

NOTE 4 – LEASES

The Company entered into an operating lease agreement on October 14, 2021 for an automobile, resulting in the recording of an initial liability and corresponding right-of-use asset of $35,906. The weighted-average remaining non-cancelable lease term for the Company’s operating lease was 3.75 years at December 31, 2021. The weighted-average discount rate was 3.96% at December 31, 2021.

The Company’s operating leases expires in 2025. The following shows the undiscounted cash flows for the remaining years under operating lease at December 31, 2021:

Year ending December 31,	Operating Lease Commitments
2022	$10,950
2023	10,950
2024	10,950
2025	8,212
Total operating lease commitments	41,062
Less: imputed interest	(7,450)
Total right-of-use liability	$33,612

The Company’s discounted current right-of-use lease liability and discounted non-current right-of-use lease liability at December 31, 2021 is $8,482 and $25,130, respectively.

NOTE 5 – NOTES PAYABLE

As of December 31, 2021 and 2020, notes payable due to Stuart Turk, Jordan Turk and The Cellular Connection Limited, a corporation controlled by Stuart Turk, totaling $6,103 and $83,332, respectively, were outstanding. The balances are non-interest bearing, unsecured and have no specified terms of repayment.

During the year ended December 31, 2021, $15,439 for expenses paid on behalf of the Company and the Company settled notes payable of $91,192 by issuing promissory notes.

During the year ended December 31, 2020, notes payable were issued for $137,415 of expenses paid on behalf of the Company and $14,626 of cash was advanced to the Company and notes payable were repaid by the Company with $117,170 of cash.

NOTE 6 – PROMISSORY NOTES

Promissory Notes

As of December 31, 2021 and 2020, promissory notes of $210,527 (principal $186,672 and interest of $23,855) and $85,796 (principal $76,263 and interest of $9,533), respectively, were outstanding. The promissory notes bears interest of 10% per annum, are unsecured and mature on December 31, 2025.

During the year ended December 31, 2021, the Company issued promissory notes of $136,379 for $19,137 of cash advanced to the Company and $91,192 to settle notes payable and $26,050 to settle accounts payable. The Company issued shares of Series B Convertible Preferred Stock with a fair value of $27,022 to settle a promissory note and accrued interest. Promissory note holders on June 29, 2021 agreed to extend the maturity of notes to December 31, 2025.

Promissory Notes – Related Party

As of December 31, 2021 and 2020, promissory notes – related party of $0 and $194,485 (principal $172,876 and interest of $21,609), respectively, were outstanding. The promissory notes – related party bear interest of 10% per annum, are unsecured, mature on December 31, 2025 and are due to Nadav Elituv, the Company's Chief Executive Officer. The Company issued shares of Series A Convertible Preferred Stock with a fair value of $229,885 to settle promissory notes and accrued interest.

During the year ended December 31, 2021, the Company issued promissory notes – related party of $19,572 for $3,400 to settle accrued liabilities and $16,172 of expenses paid on behalf of the Company.

NOTE 7 – CONVERTIBLE NOTE

Firstfire Global Opportunities Fund, LLC

On March 1, 2019, the Company entered into a Securities Purchase Agreement with Firstfire Global Opportunities Fund, LLC, (“Holder”) relating to the issuance and sale of a Senior Convertible Note (the “Note”) with an original principal amount of $200,000 less an original issue discount of $20,000 and transaction costs of $5,000 bearing a 7% annual interest rate and maturing September 1, 2020 for $175,000 in cash. The Note and accrued interest, at the option of the Holder, is convertible into common shares of the Company at $0.10 per share. After 180 days after the issue date, the Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at the lessor of (i) $0.10 per share or (ii) a variable conversion price calculated at 65% of the market price defined as the lowest trading price during the ten trading day period ending on the latest trading day prior to the conversion date. The Company may prepay the Note in cash, if repaid within 90 days of date of issue, at 115% of the original principal amount plus interest, between 90 days and 120 days at 120% of the original principal amount plus interest and between 120 days and 180 days at 130% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. During the year ended December 31, 2020, the Holder converted 2,695,000 shares of common stock of the Company with a fair value of $208,285 to settle principal and interest of $106,232 ($94,232 of principal and $12,000). The conversions resulted in the settlement of derivative liabilities of $153,668 and a loss on settlement of debt of $48,097. On December 31, 2021 and 2020, the Note was recorded at amortized cost of $0 and $0, respectively. This Note has been paid in full.

Power Up Lending Group Ltd.

On February 3, 2020 the Company entered into a Securities Purchase Agreement with Power Up Lending Group Ltd. (“Holder”) relating to the issuance and sale of a Senior Convertible Note (the “Note”) with an original principal amount of $103,000 less transaction costs of $3,000 bearing an 8% annual interest rate and maturing July 31, 2021 for $100,000 in cash. After 180 days after the issue date, the Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the lowest three average trading price during the ten trading day period ending on the latest trading day prior to the conversion date. The Company may prepay the Note in cash, if repaid within 90 days of date of issue, at 118% of the original principal amount plus interest, between 91 days and 120 days at 123% of the original principal amount plus interest, between 121 days and 180 days at 129% of the original principal amount plus interest and after 181 days 175% of the original principal amount plus interest. From August 5, 2020 to August 24, 2020, the Holder converted 29,392,037 shares of common stock of the Company with a fair value of $145,312 to settle principal and interest of $107,120 ($103,000 of principal and $4,120). The conversions resulted in the settlement of derivative liabilities of $131,380 and a loss on settlement of debt of $490. On December 31, 2021 and 2020, the Note was recorded at amortized cost of $0 and $0, respectively. This Note has been paid in full.

On April 14, 2020 the Company entered into a Securities Purchase Agreement with Power Up Lending Group Ltd. (“Holder”) relating to the issuance and sale of a Senior Convertible Note (the “Note”) with an original principal amount of $68,000 less transaction costs of $3,000 bearing an 8% annual interest rate and maturing October 14, 2021 for $65,000 in cash. After 180 days after the issue date, the Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the lowest three average trading price during the ten trading day period ending on the latest trading day prior to the conversion date. The Company may prepay the Note in cash, if repaid within 90 days of date of issue, at 118% of the original principal amount plus interest, between 91 days and 120 days at 123% of the original principal amount plus interest, between 121 days and 180 days at 129% of the original principal amount plus interest and after 181 days 175% of the original principal amount plus interest. During the year ended December 31, 2020, the Holder converted 36,290,909 shares of common stock of the Company with a fair value of $108,885 to settle principal and interest of $70,720 ($68,000 of principal and $2,720). The conversions resulted in the settlement of derivative liabilities of $90,117 and a loss on settlement of debt of $9,486. On December 31, 2021 and 2020, the Note was recorded at amortized cost of $0 and $0, respectively. This Note has been paid in full.

On July 13, 2020 the Company entered into a Securities Purchase Agreement with Power Up Lending Group Ltd. (“Holder”) relating to the issuance and sale of a Senior Convertible Note (the “Note”) with an original principal amount of $53,000 less transaction costs of $3,000 bearing an 8% annual interest rate and maturing July 13, 2021 for $50,000 in cash. After 180 days after the issue date, the Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the lowest three average trading price during the ten trading day period ending on the latest trading day prior to the conversion date. The Company may prepay the Note in cash, if repaid within 90 days of date of issue, at 118% of the original principal amount plus interest, between 91 days and 120 days at 123% of the original principal amount plus interest, between 121 days and 180 days at 129% of the original principal amount plus interest and after 181 days 175% of the original principal amount plus interest. From January 15, 2021 to January 19, 2021, the Holder converted 30,622,223 shares of common stock of the Company with a fair value of $98,262 to settle principal and interest of $55,120. The conversions resulted in the settlement of derivative liabilities of $64,501 and a loss on settlement of debt of $25,604. On December 31, 2021 and 2020, the Note was recorded at amortized cost of $0 and $5,274 (comprised of principal of $53,000 plus accrued interest of $1,986 less debt discount of $49,712), respectively. This Note has been paid in full.

On September 11, 2020 the Company entered into a Securities Purchase Agreement with Power Up Lending Group Ltd. (“Holder”) relating to the issuance and sale of a Senior Convertible Note (the “Note”) with an original principal amount of $78,000 less transaction costs of $3,000 bearing an 8% annual interest rate and maturing March 11, 2022 for $75,000 in cash. After 180 days after the issue date, the Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the lowest three average trading price during the ten trading day period ending on the latest trading day prior to the conversion date. The Company may prepay the Note in cash, if repaid within 90 days of date of issue, at 118% of the original principal amount plus interest, between 91 days and 120 days at 123% of the original principal amount plus interest, between 121 days and 180 days at 129% of the original principal amount plus interest and after 181 days 175% of the original principal amount plus interest. From March 15, 2021 to March 16, 2021, the Holder converted 33,050,000 shares of common stock of the Company with a fair value of $119,865 to settle principal and interest of $81,120. The conversions resulted in the settlement of derivative liabilities of $89,884 and a loss on settlement of debt of $17,437. On December 31, 2021 and 2020, the Note was recorded at amortized cost of $0 and $2,559 (comprised of principal of $78,000 plus accrued interest of $1,898 less debt discount of $77,339), respectively. This Note has been paid in full.

Crown Bridge Partners, LLC

On January 20, 2020, the Company entered into an Equity Purchase Agreement (“Agreement”) with Crown Bridge Partners, LLC, (“Holder”). In conjunction with the Agreement the Company entered into a Convertible Promissory Note (“Note”) for the commitment fee due to the Holder with an original principal amount of $25,000 bearing an 8% annual interest rate and maturing July 20, 2020. The Note and accrued interest, at the option of the Holder, is convertible into common shares of the Company at the Holder’s option at the lessor of (i) at a fixed conversion price of $0.20 per share or (ii) at a variable conversion price, while this Note is outstanding, at the greatest discount to market price of the shares of common stock of the Company in effect for other promissory notes outstanding for the Company. The greatest discount to market price is calculated at 65% of the market price defined as the lowest trading price during the ten trading day period ending on the latest trading day prior to the conversion date. The Company may prepay the Note in cash within 90 days of date of issue, at 118% of the original principal amount plus interest. On July 20, 2020, the Note went into default for non-payment. Due to the default, in accordance with the original terms of the Note, on July 20, 2020 outstanding principal and interest at was increased by 36% to $36,720 resulting in a loss on extinguishment of $21,546 (increase in principal and interest of $10,724 and increase in derivative liability of $10,822) and interest rate on the Note was increased to 12% per annum. On August 31, 2020, the Holder issued 10,400,000 shares of common stock of the Company with a fair value of $41,600 to settle principal of $19,104. The conversions resulted in the settlement of derivative liabilities of $26,332 and a gain on settlement of debt of $3,825. On October 8, 2020, the Holder issued 12,253,846 shares of common stock of the Company with a fair value of $49,015 to settle principal of $18,102. The conversions resulted in the settlement of derivative liabilities of $31,829 and a gain on settlement of debt of $916. On December 31, 2021 and 2020, the Note was recorded at amortized cost of $0 and $0, respectively. This note have been paid in full.

Redstart Holdings Corp.

On February 23, 2021, the Company entered into a Securities Purchase Agreement with Redstart Holdings Corp. (“Holder”) relating to the issuance and sale of a Convertible Note (the “Note”) with an original principal amount of $153,000 less transaction costs of $3,000 bearing an 8% annual interest rate and maturing August 23, 2022 for $150,000 in cash. After 180 days after the issue date, the Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the lowest three average trading price during the ten trading day period ending on the latest trading day prior to the conversion date. The Company may prepay the Note in cash, if repaid within 90 days of date of issue, at 118% of the original principal amount plus interest, between 91 days and 120 days at 123% of the original principal amount plus interest, between 121 days and 180 days at 129% of the original principal amount plus interest and after 181 days 175% of the original principal amount plus interest. From August 25, 2021 to August 30, 2021, the Holder converted 83,195,322 shares of common stock of the Company with a fair value of $228,323 to settle principal and interest of $159,120. The conversions resulted in the settlement of derivative liabilities of $108,249 and a loss on settlement of debt of $40,086. On December 31, 2021, the Note was recorded at amortized cost of $0. This Note has been paid in full.

Geneva Roth Remark Holdings Inc.

On May 27, 2021, the Company entered into a Securities Purchase Agreement with Geneva Roth Remark Holdings Inc. (“Holder”) relating to the issuance and sale of a Convertible Note (the “Note”) with an original principal amount of $78,750 less transaction costs of $3,750 bearing an 8% annual interest rate and maturing May 27, 2022 for $75,000 in cash. After 180 days after the issue date, the Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the lowest three average trading price during the ten trading day period ending on the latest trading day prior to the conversion date. The Company may prepay the Note in cash, if repaid within 90 days of date of issue, at 118% of the original principal amount plus interest, between 91 days and 120 days at 123% of the original principal amount plus interest, between 121 days and 180 days at 129% of the original principal amount plus interest and after 181 days 175% of the original principal amount plus interest. From December 1, 2021 to December 2, 2021, the Holder converted 67,461,539 shares of common stock of the Company with a fair value of $105,985 to settle principal and interest of $81,900. The conversions resulted in the settlement of derivative liabilities of $52,689 and a gain on settlement of debt of $3,667. On December 31, 2021, the Note was recorded at amortized cost of $0. This Note has been paid in full.

NOTE 8 - CONVERTIBLE PROMISSORY NOTE DERIVATIVE LIABILITIES

The Convertible Promissory Notes with Power Up Lending Group Ltd., Redstart Holdings Corp. and Geneva Roth Remark Holdings Inc. with issue dates of July 13, 2020, September 11, 2020, February 23, 2021 and May 27, 2021 are accounted for under ASC 815.  The variable conversion price is not considered predominantly based on a fixed monetary amount settleable with a variable number of shares due to the volatility and trading volume of the Company’s common stock. The Company’s convertible promissory note derivative liabilities have been measured at fair value using the binomial model.

The inputs into the binomial models are as follows:

	December 31, 2019	January 20, 2020	February 3, 2020	April 14, 2020	July 13, 2020	September 11, 2020	December 31, 2020
Closing share price	$0.20	$0.18	$0.115	$0.0559	$0.0105	$0.0037	$0.0031
Conversion price	$0.0683	$0.0488	$0.0587	$0.0338	$0.0068	$0.0024	$0.0019
Risk free rate	1.60%	1.57%	1.60%	2.40%	0.16%	0.13%	0.09% to 0.10%
Expected volatility	294%	351%	434%	330%	294%	270%	228% to 284%
Dividend yield	0%	0%	0%	0%	0%	0%	0%
Expected life	0.67 years	0.5 years	1.49 years	1.5 years	1.0 years	1.5 years	0.53 to 1.19 years

	February 23, 2021	May 27, 2021	December 2, 2021
Closing share price	$0.0068	$0.0026	$0.0014
Conversion price	$0.0037	$0.0017	$0.0011
Risk free rate	0.13%	0.13%	0.08%
Expected volatility	276%	194%	152%
Dividend yield	0%	0%	0%
Expected life	1.5 years	1.0 years	0.48 years

The fair value of the convertible promissory note derivative liability relating to the Notes issued to Power Up Lending Group Ltd., Redstart Holdings Corp. and Geneva Roth Remark Holdings Inc on July 13, 2020, September 11, 2020, February 23, 2021 and May 27, 2021 is $0 (2020 - $172,261, 2019 - $266,989), of which $225,000 (2020 - $315,000) was recorded as a debt discount and the remainder of $126,322 (2020 - $258,863) was recorded as initial derivative expense. During the year ended December 31, 2021, the convertible promissory note derivative liability was reduced by $315,322 (2020 - $422,492) for settlement of derivative liabilities due to conversion of the Notes into common stock by the Holders. The decrease in the fair value of the conversion option derivative liability of $208,261 (2020 - $246,098) is recorded as a loss in the consolidated statements of operations for the year ended December 31, 2021.

NOTE 9 – WARRANT LIABILITY

In conjunction with the issuance of the Senior Convertible Note with Firstfire Global Opportunities Fund, LLC (the “Note”) on March 1, 2019, the Company issued 1,000,000 warrants with an exercise price of $0.20 and a term of two years. The warrants are subject to down round and other anti-dilution protections. The warrant is tainted and classified as a liability as a result of the issuance of the Note since there is a possibility during the life of the warrant the Company would not have enough authorized shares available if the warrant is exercised. The Company’s warrant liability has been measured at fair value using the binomial model.

The inputs into the binomial models are as follows:

	December 31, 2019	April 14, 2020
Closing share price	$0.20	$0.0559
Exercise price	$0.20	$0.20
Risk free rate	1.59%	1.59%
Expected volatility	338%	310%
Dividend yield	0%	0%
Expected life	1.17 years	0.88 years

The fair value of the warrant liability on December 31, 2019 was $185,560. The decrease in the fair value of the warrant liability of $144,059 is recorded as a gain in the consolidated statements of operations for the year ended December 31, 2020. The fair value of the warrant liability is $0 and $0 on December 31, 2021 and 2020, respectively.

On April 14, 2020, the Company issued 2,000,000 shares of common stock with a fair value of $111,800 to fully settle the 1,000,000 warrants issued in conjunction with the issuance of the Senior Convertible Note with Firstfire Global Opportunities Fund, LLC on March 1, 2019. The issue of the shares resulting in a loss on settlement of warrant liability of $70,299.

NOTE 10 – RELATED PARTY TRANSACTIONS

As of December 31, 2021 and 2020, advances and accrued salary of $39,985 and $106,928, respectively, were due to Nadav Elituv, the Company's Chief Executive Officer. The balance is non-interest bearing, unsecured and have no specified terms of repayment. During the year ended December 31, 2021, the Company issued advances due to related party for $135,378 of expenses paid on behalf of the Company and advances due to related party were repaid by the Company with $127,375 in cash. In addition, the Company accrued salary of $165,046 due to Nadav Elituv for the year ended December 31, 2021, issued shares of Series A Convertible Preferred Stock with a fair value of $222,317 to settled accrued salary due and issued a promissory note for $19,572 to settle due to related party.

During the year ended December 31, 2020, the Company issued advances due to related party of $94,944 for expenses paid on behalf of the Company and cash received of $5,215 and the Company repaid advance due to related party with $86,671 in cash.

During the year ended December 31, 2021, the Company paid Linus Creative Services, a business controlled by Bradley Southam, a director of the Company, $10,054 for advertising services.

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

On July 1, 2021, the Company executed an employment agreement for the period from July 1, 2021 to June 30, 2022 with Nadav Elituv, the Chief Executive Officer of the Company whereby the Company shall pay 30,000 shares of Series A Convertible Preferred Stock of the Company, 60,000,000 shares of Common Stock of the Company and an annual salary of $216,000 payable monthly on the first day of each month from available funds, commencing on July 1, 2021. On December 31, 2021, there were 40,000,000 shares of common stock due Nadav Elituv under the employment agreement.

Stock-based compensation – salaries expense related to these employment agreements for the year ended December 31, 2021 and 2020 is $198,850 and $491,950, respectively. Stock-based compensation – salaries expense was recognized ratably over the requisite service period.

NOTE 11 - INCOME TAXES

A reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	2021	2020
Net loss before income taxes per consolidated financial statements	$(16,336,037)	$(7,666,062)
Income tax rate	21%	21%
Income tax recovery	(3,430,600)	(1,610,000)
Non-deductible share-based payments	497,400	1,062,100
Non-deductible interest	75,000	50,300
Loss on settlement of debt	2,707,100	431,200
Initial derivative expense	26,500	54,400
Change in fair value of derivative expense	(43,100)	(82,000)
Valuation allowance change	167,700	94,000
Income tax expense (recovery)	$—	$—

The significant component of deferred income tax assets on December 31, 2021 and 2020 is as follows:

	2021	2020
Net operating loss carry-forward	$1,060,700	$893,000
Valuation allowance	(1,060,700)	(893,000)
Net deferred income tax asset	$—	$—

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

As of December 31, 2021 and 2020 the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the year ended December 31, 2021 and 2020 and no interest or penalties have been accrued as of December 31, 2021 and 2020. As of December 31, 2021 and 2020, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The tax years from 2009 and forward remain open to examination by federal and state authorities due to net operating loss and credit carryforwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

NOTE 12 – PREFERRED STOCK

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

On November 15, 2021, the Company issued 69,500 shares of Series A Convertible Preferred Stock with a fair value of $244,622 ($3.52 per share) to settle accrued liabilities for compensation due to Nadav Elituv, the Chief Executive Officer of the Company.

On November 15, 2021, the Company issued 17,000 shares of Series B Convertible Preferred Stock with a fair value of $44,100 ($2.59 per share) to settle accounts payable and promissory note.

Series A Stock, Series B Stock Series C Stock and Series D Stock has been classified as temporary equity (outside of permanent equity) on the consolidated balance sheet on December 31, 2021 and 2020 because other tainting contracts such as convertible notes have inadequate available authorized shares of the Company for settlement.

NOTE 13 - STOCKHOLDERS' EQUITY

Effective January 3, 2022, pursuant to stockholder consent, the Board of Directors authorized an amendment to the Certificate of Incorporation of the Company, as amended, to increase the authorized shares of common stock from 6,000,000,000 shares to 12,000,000,000 shares. The increase in authorized shares of common stock has been accounted for retrospectively in these consolidated financial statements.

The Company is authorized to issue an aggregate of 12,000,000,000 common shares with a par value of $0.0001 per share and 1,000,000 shares of preferred stock with a par value of $0.0001 per share. On June 11, 2021, the board of directors and the majority shareholder approved the increase in the number of authorized shares of common stock from 3,000,000,000 to 6,000,000,000.

During the year ended December 31, 2021, the Company elected to convert $516,404 of principal and interest of non-redeemable convertible notes into 4,552,595,410 shares of common stock of the Company with a fair value of $13,327,708 resulting in a loss of extinguishment of debt of $12,811,304.

During the year ended December 31, 2021, the Holders of the Senior Convertible Notes issued on July 13, 2020, September 11, 2020, February 26, 2021 and May 27, 2021 elected to convert $377,260 of principal and interest into 214,329,084 shares of common stock of the Company with a fair value of $552,434 resulting in a loss of extinguishment of debt of $79,460.

During the year ended December 31, 2021, the Holders of Series C Stock election to convert 5,000 shares of Series C Stock into 250,000,000 shares of common stock.

During the year ended December 31, 2021, the Company issued 240,500,000 shares of common stock for stock-based compensation for consulting services with a fair value of $810,000.

During the year ended December 31, 2021, the Company issued 47,000,000 shares of common stock for stock-based compensation for officers and directors with a fair value of $123,350.

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

Common stock to be issued

On December 31, 2021 and 2020, the Company had an obligation to issue 32,000,001 shares of common stock valued at $336,000 and 32,000,001 shares of common stock valued at $336,000, respectively, for stock-based compensation – consulting services. These shares relate to an agreement dated August 1, 2020 for services to be provided from August 1, 2020 to July 31, 2022 whereby the Company shall pay 50,000,000 shares of Common Stock of the Company with a fair value of $525,000 for consulting. The shares are expensed the earlier of (i) the date of issue of shares or (ii) on a straight line over the life of the contract.

2021 Stock Incentive Plan

On October 1, 2021, the Board of Directors approved the 2021 Stock Incentive Plan (the “2021 Plan”) to attract and retain the best available personnel, to provide additional incentive to employees, directors and consultants, and to promote the success of the Company's business. Pursuant to the 2020 Plan, the Board may grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares and restricted share units. to eligible persons. The maximum aggregate number of shares of common stock with respect to which awards granted under the Plan shall not exceed 200,000,000. At December 31, 2021, there are 0 shares of common stock available under the 2021 Plan.

NOTE 14 – SUBSEQUENT EVENTS

During the period from January 1, 2022 to March 30, 2022, the Company elected to convert $101,000 of principal and interest of non-redeemable convertible notes into 1,010,000,000 shares of common stock of the Company with a fair value of $685,000 resulting in a loss of extinguishment of debt of $584,000.

On March 26, 2022, the Company agreed to issue 10,500 shares of Series A Convertible Preferred Stock for compensation to Nadav Elituv, the Chief Executive Officer of the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We have had no changes in or disagreements with our accountants. None of our principal independent accountants have resigned or declined to stand for re-election.

ITEM 9A(T). CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2021. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO-2013). As a result of this assessment, management concluded that, as of December 31, 2021, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2022: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, which are included within disclosure controls and procedures, that occurred during our fiscal quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

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

Name	Age	Position(s)
Nadav Elituv	58	CEO, President., Secretary, Treasurer and Director (Principal Executive Officer)
Steven Gryfe	53	Chief Financial Officer (Principal Financial and Accounting Officer)
Ryan Wilson	46	Director
Bradley Southam	50	Director

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

 Independent Directors

Our Board of Directors has determined that Ryan Wilson and Bradley Southam are “independent directors” within the meaning of NASDAQ Marketplace Rule 5605(a)(2). As of March 30, 2022, our common stock is quoted on the OTC Pinks tier of the OTC Markets.

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

ITEM 11. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Nadav Elituv, Principal Executive Officer, President, Chairman and Director (3)	2021	$129,600	$—	$198,850 (3)	$—	$—	$—	$—	$328,450
	2020	$75,600	$—	$491,450 (3)	$—	$—	$—	$—	$567,050
Steven Gryfe, Chief Executive Officer (1)	2021	$—	$—	$ 11,500 (3)	$—	$—	$—	$—	$11,500
	2020	$—	$—	$ 468,450 (3)	$—	$—	$—	$—	$468,450

(1)	Mr. Gryfe was appointed as Chief Financial Officer on June 18, 2019.
(2)	On September 19, 2019, the Company issued 24,387 shares of common stock valued at $151,200 ($6.20 per share), to fully settle salary payable, for the period July 1, 2019 to June 30, 2020, due to Nadav Elituv.
(3)	No shares of common stock of the Company have been sold by the Officers other than reported on Form 4, Statement of Changes of Beneficial Ownership of Securities, filed with the Securities Exchange Commission and remain in book-entry held by the Company’s transfer agent.

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

On July 1, 2021, the Company executed an employment agreement for the period from July 1, 2021 to June 30, 2022 with Nadav Elituv, the Chief Executive Officer of the Company whereby the Company shall pay 30,000 shares of Series A Convertible Preferred Stock of the Company, 60,000,000 shares of Common Stock of the Company and an annual salary of $216,000 payable monthly on the first day of each month from available funds, commencing on July 1, 2021. On December 31, 2021, there were 40,000,000 shares of common stock due Nadav Elituv under the employment agreement.

COMPENSATION OF DIRECTORS

The following table summarizes compensation paid to all of our directors who were not our named executive officers during the fiscal year ended December 31, 2021:

Name	Fees Earned of Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Ryan Wilson, Director	$—	$11,500	$—	$—	$11,500
Bradley Southam, Director	$10,054	$11,500	$—	$—	$2,,554

During the year ended December 31, 2021, the Company issued 5,000,000 shares of common stock valued at $11,500 to the Ryan Wilson, a Director of the Company and 5,000,000 shares of common stock valued at $11,500 to the Bradley Southam, Director of the Company.

During the year ended December 31, 2021, the Company paid Linus Creative Services, a business controlled by Bradley Southam, a director of the Company, $10,054 for advertising services.

DIRECTOR COMPENSATION

We did not provide any cash compensation to directors for their service as directors during the last fiscal year.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During the fiscal year ended December 31, 2021, Nadav Elituv, Ryan Wilson, Bradley Southam and Brandon Milner served as our directors. We do not have a separately standing compensation committee and our board of directors did not perform similar functions as there was no executive compensation paid from our inception on April 3, 2009 through the end of our most recently completed fiscal year ended December 31, 2020. Our board of directors performs the functions of a compensation committee, however as of date of this Report, the board of directors have not have any set compensation.

During the fiscal year ended December 31, 2021, none of our executive officers:

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of March 25, 2022, as to shares of our shares of common stock beneficially owned by: (1) each person who is known by us to own beneficially more than 5% of our shares of common stock, (2) our named executive officer listed in the summary compensation table, (3) each of our directors and (4) all of our directors and executive officers as a group.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

	Common Stock		Series A Convertible Preferred Stock
Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage of Class (2)	Number of Shares Beneficially Owned	Percentage of Class (3)

Nadav Elituv, Chief Executive Officer and Director	307,000,000 (4)	4.24%	189,500 (5)	100%

Ryan Wilson, Director	42,500,000	0.61%	0	-

Bradley Southam, Director	42,500,000	0.61%	0	-

Steven Gryfe, CFO	42,500,000	0.61%	0	-

All directors and executive officers (4 persons)	434,500,000 (4)	6.00%	189,500	100%

Notes:

(1)	Unless otherwise noted, the address of the reporting person is c/o Two Hands Corporation, 1035 Queensway East, Mississauga, Ontario, Canada L4Y 4C1.

(2)	Based on 7,010,000,000 shares of common stock outstanding as of March 25, 2022 and shares of common stock that the reporting person has the right to acquire within 60 days from the date thereof.

(3)	Based on 189,500 shares of Series A Convertible Preferred Stock outstanding as of March 25, 2022.

(4)	Includes 189,500,000 shares of common stock issuable up on the conversion of 189,500 shares of Series A Convertible Preferred Stock. Each share of our Series A Convertible Preferred Stock converts into 1,000 shares of our common stock.

(5)	Holders of our Series A Convertible Preferred Stock have such number of votes as is determined by multiplying: (a) the number of shares of Series A Convertible Preferred Stock held by such holder; (b) 1,000 (number which each share of our Series A Convertible Preferred Stock converts into our common stock); and (c) 100. Accordingly, on any shareholders vote, Nadav Elituv has a total of 19,067,500,000 votes, and greater than 73% of the issued and outstanding voting stock of the Company.

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

Transactions

As of December 31, 2021 and 2020, advances and accrued salary of $39,985 and $106,928, respectively, were due to Nadav Elituv, the Company's Chief Executive Officer. The balance is non-interest bearing, unsecured and have no specified terms of repayment.

During the year ended December 31, 2021, the Company issued advances due to related party for $157,671 expenses paid on behalf of the Company and advances due to related party were repaid by the Company with $139,904 in cash. During the year ended December 31, 2020, the Company issued advances due to related party for $94,944 expenses paid on behalf of the Company and for $5,215 cash advanced to the Company and advances due to related party were repaid by the Company with $86,671 in cash.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fees related to services performed by Sadler, Gibb & Associates, LLC for the years ended December 31, 2021 and 2020 were as follows:

	2021	2020
Audit Fees	$61,450	$50,975
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$61,450	$50,975

Pre-Approval Policies

The Board's policy is to pre-approve all audit services and all non-audit services before they commence, including the fees and terms thereof, to be provided by our independent auditor. All of the services provided during the fiscal year ended December 31, 2020 were pre-approved. No audit, review or attest services were approved in accordance with Section 2-01(c)(7)(i)(C) of Regulation S-X during the fiscal year ended December 31, 2021.

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

a. The following documents are filed as part of this annual report on Form 10-K:

1. FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets on December 31, 2021 and 2020

Consolidated Statements of Operations for the years ended December 31, 2021 and 2020

Consolidated Statement of Stockholders' Deficit for the years ended December 31, 2021 and 2020

Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020

Notes to Consolidated Financial Statements

2. FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

3. EXHIBITS

The exhibits listed below are filed with or incorporated by reference in this annual report on Form 10-K.

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Certificate of Incorporation, dated April 3, 2009		S-1		3.1	6/22/2010
3.2	Bylaws, dated April 3, 2009		S-1		3.2	6/22/2010
3.3	Certificate of Amendment to the Certificate of Incorporation, dated August 8, 2013		10-Q	6/30/2013	3.3	8/14/2013
3.4	Certificate of Amendment to the Certificate of Incorporation, dated July 27, 2016		8-K	9/1/2016	3.1	9/1/2016
3.5	Certificate of Amendment to the Certificate of Incorporation, dated August 27, 2018		8-K	9/10/2018	3.1	9/10/2018
3.6	Certificate of Amendment to the Certificate of Incorporation, dated November 18, 2019		8-K	12/12/2019	3.1	12/12/2019
3.7	Certificate of Amendment to the Certificate of Incorporation, dated July 16, 2021		8-K	7/16/2021	3.1	7/22/2021
3.8	Certificate of Amendment to the Certificate of Incorporation, dated January 3, 2022		8-K	1/3/2022	3.1	1/6/2022
4.1	Specimen Stock Certificate		S-1		4.1	6/22/2010
4.2	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, dated August 6, 2013		10-Q	6/30/2013	4.2	8/14/2013
4.3	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock, dated December 12, 2019		8-K	12/12/2019	3.1	12/19/2019
4.4	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock, dated October 7, 2020		8-K	10/07/2020	3.1	10/08/2020
4.5	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock, dated June 24, 2021		8-K	6/24/2021	3.1	7/1/2021
4.6	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock, dated September 1, 2021		8-K	9/1/2021	3.1	9/1/2021
10.1	Innovative Product Opportunities Inc. Trust Agreement		S-1		10.1	6/22/2010
10.2	Side Letter Agreement, The Cellular Connection Ltd., dated January 8, 2018		10-K	12/31/2017	10.2	3/29/2018
10.3	Side Letter Agreement, Stuart Turk, dated January 8, 2018		10-K	12/31/2017	10.3	3/29/2018
10.4	Side Letter Agreement, Jordan Turk, dated April 12, 2018		10-Q	3/31/2018	10.4	5/21/2018
10.5	Side Letter Agreement, Jordan Turk, dated May 10, 2018		10-Q	3/31/2018	10.5	5/21/2018
10.6	Side Letter Agreement, Jordan Turk, dated September 13, 2018		10-K	12/31/2018	10.6	4/1/2019
10.7	Side Letter Agreement, The Cellular Connection Ltd., dated January 31, 2019		10-K	12/31/2018	10.7	4/1/2019
10.8	Side Letter Agreement, Stuart Turk, dated January 31, 2019		10-K	12/31/2018	10.8	4/1/2019
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data Files as its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition	X
104	Cover page formatted as Inline XBRL and contained in Exhibit 101	X

ITEM 16. FORM 10-K SUMMARY. None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TWO HANDS CORPORATION

Dated: March 31, 2022	By: /s/ Nadav Elituv Name: Nadav Elituv Title: President, Chief Executive Officer and Director (Principal Executive Officer)

By: /s/ Steven Gryfe Name: Steven Gryfe Title: Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

By: /s/ Nadav Elituv Nadav Elituv	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2022

By: /s/ Steven Gryfe Steven Gryfe	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2022

By: /s/ Ryan Wilson Ryan Wilson	Director	March 31, 2022

By: /s/ Bradley Southam Bradley Southam	Director	March 31, 2022

