Form 10-Q
period 2022-03-31
Two Hands Corp
filed 2022-05-18
CIK 1494413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

1

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
N/A	N/A

Securities registered under Section 12(g) of the Act:

Common Stock, $.0001 Par Value

(Title of class)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 13, 2022, the issuer had 105,015,558 shares of its common stock issued and outstanding, par value $0.0001 per share.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains "forward-looking statements" that involve risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in our Form 10-K filed on March 31, 2022, and other filings we make with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

The following discussion and analysis of financial condition and results of operations is based upon and should be read in conjunction with our audited financial statements and related notes thereto included elsewhere in this report, and in our Form 10-K filed on March 31, 2022.

3

 TWO HANDS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2022

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

TWO HANDS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
ASSETS	(Unaudited)

Current assets
Cash	$273,856	$533,295
Accounts receivable, net	179,858	163,197
VAT taxes receivable	15,458	24,563
Inventory	115,567	154,848
Prepaid expense	379,734	732,945
Total current assets	964,473	1,608,848

Property and equipment, net	6,185	6,974
Operating lease right-of-use asset	31,946	33,612

Total assets	$1,002,604	$1,649,434

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$530,286	$498,428
Due to related party	14,054	39,985
Notes payable	6,109	6,103
Current portion of operating lease right-of-use liability	8,681	8,482
Total current liabilities	559,130	552,998
Long-term liabilities
Promissory note	215,194	210,527
Promissory notes - related party	85,285	—
Non-redeemable convertible notes, net	442,249	517,717
Operating lease right-of-use liability, net of current portion	23,264	25,130
Total long-term liabilities	765,992	753,374

Total liabilities	1,325,122	1,306,372

Commitments and Contingencies	—	—

Temporary equity
Series A convertible preferred stock; $0.01 par value; 200,000 shares designated, 200,000 and 189,500 shares issued and outstanding, respectively	599,322	595,122
Series B convertible preferred stock; $0.01 par value; 100,000 shares designated, 21,000 and 21,000 shares issued and outstanding, respectively	1,564,100	1,564,100
Series C convertible preferred stock; $0.001 par value; 30,000 shares designated, 10,000 shares and 10,000 shares issued and outstanding, respectively	1,130,952	1,130,952
Series D convertible preferred stock; $0.001 par value; 200,000 shares designated, 40,000 shares and 40,000 shares issued and outstanding, respectively	789,006	789,006
Total temporary equity	4,083,380	4,079,180

Stockholder's deficit
Preferred stock; $0.001 par value; 1,000,000 shares authorized, 0 issued and outstanding	—	—
Common stock; $0.0001 par value; 12,000,000,000 shares authorized, 7,010,000 and 6,000,000 shares issued and outstanding, respectively	701	602
Additional paid-in capital	58,836,716	58,151,815
Common stock to be issued	336,000	336,000
Accumulated other comprehensive income	3,687	4,870
Accumulated deficit	(63,583,002)	(62,229,405)
Total stockholders' deficit	(4,405,898)	(3,736,118)

Total liabilities and stockholders' deficit	$1,002,604	$1,649,434
The accompanying footnotes are an integral part of these unaudited financial statements.

TWO HANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the three months ended March 31,
	2022	2021

Sales	$199,039	$189,157
Cost of goods sold	178,525	170,610
Gross profit	20,514	18,547

Operating expenses
General and administrative	759,913	856,989
Total operating expenses	759,913	856,989

Loss from operations	(739,399)	(838,442)

Other income (expense)
Amortization of debt discount and interest expense	(30,198)	(69,899)
Loss on settlement of debt	(584,000)	(1,939,577)
Initial derivative expense	—	(112,116)
Change in fair value of derivative liabilities	—	68,613
Total other income (expense)	(614,198)	(2,052,979)

Net loss	$(1,353,597)	$(2,891,421)

Other comprehensive income (loss)
Foreign exchange loss	(1,183)	—
Total other comprehensive loss	(1,183)	—

Comprehensive loss	$(1,354,780)	$(2,891,421)

Net loss per common share - basic and diluted	$(0.20)	$(2.99)

Weighted average number of common shares outstanding - basic and diluted	6,756,889	966,362

The accompanying footnotes are an integral part of these unaudited financial statements.

TWO HANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the three months ended March 31, 2022 and 2021
(Unaudited)

	Common Stock		Common Stock to be	Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Issued	Capital	Income	Deficit	Deficit
Balance, December 31, 2021	6,000,000	$600	$336,000	$58,151,817	$4,870	$(62,229,405)	$(3,736,118)

Stock issued for conversion of non-redeemable convertible notes	1,010,000	101	—	684,899	—	—	685,000
Foreign exchange loss	—	—	—	—	(1,183)	—	(1,183)
Net loss	—	—	—	—	—	(1,353,597)	(1,353,597)
Balance, March 31, 2022	7,010,000	$701	$336,000	$58,836,716	$3,687	$(63,583,002)	$(4,405,898)

	Common Stock		Common Stock to be	Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Issued	Capital	Income	Deficit	Deficit
Balance, December 31, 2020	695,576	$70	$336,000	$42,773,378	$—	$(45,893,368)	$(2,783,920)

Stock issued for conversion of non-redeemable convertible notes	452,324	45	—	1,964,576	—	—	1,964,621
Stock issued for conversion of convertible notes	63,672	6	—	218,121	—	—	218,127
Stock issued for consulting	30,000	3	—	269,997	—	—	270,000
Stock issued for officer and director compensation	4,000	—	—	20,350	—	—	20,350
Net loss	—	—	—	—	—	(2,891,421)	(2,891,421)
Balance, March 31, 2021	1,245,572	$124	$336,000	$45,246,422	$—	$(48,784,789)	$(3,202,243)

The accompanying footnotes are an integral part of these unaudited financial statements.

TWO HANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(1,353,597)	$(2,891,421)
Adjustments to reconcile net loss
to cash used in operating activities
Depreciation and amortization	2,959	431
Stock-based compensation	4,200	290,350
Amortization of debt discount	30,198	69,899
Loss on settlement of debt	584,000	1,939,577
Initial derivative expense	—	112,116
Change in fair value of derivative liabilities	—	(68,613)
Reduction in ROU liability	(2,088)	—
Change in operating assets and liabilities
Accounts and taxes receivable	(4,967)	(39,083)
Prepaid expense	353,201	377,768
Inventory	40,784	—
Accounts payable and accrued liabilities	71,493	108,854
Net cash used in operating activities	(273,817)	(100,122)

Cash flows from investing activities
Net cash used in investing activities	—	—

Cash flow from financing activities
Advances by related party	48,102	18,203
Repayment of advances to related party	(37,182)	(20,505)
Proceeds from notes payable	—	7,860
Proceeds from promissory notes	—	19,217
Proceeds from non-redeemable convertible	—	15,823
Proceeds from convertible notes	—	150,000
Net cash provided by financing activities	10,920	190,598

Change in foreign exchange	3,458	79

Net change in cash	(259,439)	90,555

Cash, beginning of the period	533,295	21,843

Cash, end of the period	$273,856	$112,398

Cash paid during the year
Interest paid	$—	$—
Income taxes paid	$—	$—

Supplemental disclosure of non-cash investing and financing activities
Stock issued to settle accounts payable and accrued liabilities	$—	$110,000
Stock issued to settle non-redeemable convertible notes	$685,000	$1,964,621
Stock issued to settle convertible notes	$—	$218,126
Initial debt discount from derivative	$—	$150,000
Transfer of notes payable to promissory notes	$—	$23,047
Transfer of due to related party to promissory notes - related party	$85,285	$—
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

The operations of the business are carried on by Two Hands Canada Corporation, a wholly-owned subsidiary of the Company, incorporated under the laws of Canada on February 7, 2014.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Two Hands Corporation have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the annual financial statements for the year ended December 31, 2021 of Two Hands Corporation in our Form 10-K filed on March 31, 2022.

The interim financial statements present the balance sheets, statements of operations and comprehensive income (loss), stockholders’ deficit and cash flows of Two Hands Corporation. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2022 and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

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

GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the three months ended March 31, 2022, the Company incurred a net loss of $1,353,597 and used cash in operating activities of $273,817, and on March 31, 2022, had stockholders’ deficit of $4,405,898. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a period one year from the date that the financial statements are issued. The Company will be dependent upon the raising of additional capital through placement of its common stock in order to implement its business plan. There can be no assurance that the Company will be successful in this situation. The Company is unable to predict the effect, if any, that the coronavirus COVID-19 global pandemic may have on its access to the financing markets. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might result from this uncertainty. We are currently funding our operations by way of cash advances from our Chief Executive Officer, note holders, shareholders and others. On April 14, 2022, the Company entered into a binding Grid Promissory Note and Credit Facility Agreement (the “Line of Credit”) with The Cellular Connection Ltd. Pursuant to the Line of Credit, the Company can borrow from the Lender up to CAD$750,000 in principal in increments of at least CAD$50,000 upon five business days’ notice. The funds due for repayment on May 1, 2024, and the principal bears interest at 8% per annum, payable monthly. As at the date of this Form 10-Q, no funds have been borrowed by the Company pursuant to the Line of Credit. There can be no assurances that we will be able to receive further commitments, loans or advances from them or other persons in the future.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Two Hands Canada Corporation. All intercompany transactions and balances have been eliminated in consolidation.

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

The allowance for doubtful accounts at March 31, 2022 and December 31, 2021 is $50,283 and $68,673, respectively.

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

During the three months ended March 31, 2022 and 2021, the Company had revenue of $199,039 and $189,157 respectively. In 2022, the Company recognized revenue of $66,628 from the sale of groceries to consumers via the gocart.city online grocery delivery application and $132,411 from the sale of dry goods and produce to other businesses. In 2021, the Company recognized revenue of $55,042 from the sale of groceries to consumers via the gocart.city online grocery delivery application and $134,115 from the sale of dry goods and produce to other businesses.

RESEARCH AND DEVELOPMENT COSTS

Software development costs are included in research and development and are expensed as incurred. FASB ASC Topic 350 Intangibles—Goodwill and Other requires that software development costs incurred subsequent to reaching technological feasibility be capitalized, if material. If the process of developing a new product or major enhancement does not include a detailed program design, technological feasibility is determined only after completion of a working model. To date, the period between achieving technological feasibility and the general availability of such software has been short, and the software development costs qualifying for capitalization have been insignificant. The Company recorded research and development expense of $0 and $0 for the three months ended March 31, 2022 and 2021, respectively.

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

NET LOSS PER SHARE

Basic net income (loss) per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period increased to include the number of additional common shares that would have been outstanding if potentially dilutive securities had been issued. On March 31, 2022 and 2021, we excluded the common stock issuable upon conversion of non-redeemable convertible notes, convertible notes, Series A Stock, Series B Stock, Series C Stock, Series D Stock and common stock to be issued of 5,518,142,000 shares and 9,602,051,330 shares, respectively, as their effect would have been anti-dilutive.

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

The functional currency of its Company’s Canadian subsidiary, Two Hands Canada Corporation, to the Canadian dollar from United States dollar. The change in functional currency is due to the increase of Canadian dollar dominated activities over time including sales, operating costs and share subscriptions. The change in functional currency is accounted for prospectively. Two Hands Canada Corporation maintains its accounts in the Canadian dollar. Assets and liabilities are translated to United States dollars at year-end exchange rates. Income and expenses are transaction at averages exchange rate during the year. Foreign currency transaction adjustments are reported as other comprehensive income, a component of equity in the consolidated balance sheet.

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

The Company’s financial instruments such as cash, accounts receivable, accounts payable and accrued liabilities, non-redeemable convertible notes, notes payable, due to related parties and promissory notes are reported at cost, which approximates fair value due to the short-term nature of these financial instruments.

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

NOTE 3 – NON-REDEEMABLE CONVERTIBLE NOTES

On September 1, 2016, Doug Clark, former Chief Executive Officer and related party, assigned the Side Letter Agreement (“Note”) dated June 10, 2014 with a total carrying value $382,016 to DC Design Inc. (“DC Design”). On September 1, 2016, the Company entered into an amended Side Letter Agreement with DC Design to amend and add certain terms to the Side Letter Agreement and advances from the period from June 25, 2014 to December 24, 2014. Under the terms of the amended Side Letter Agreement, the issue price of the Note is $174,252 with an interest rate 20% per annum and an original maturity date of December 31, 2017 which is subject to automatic annual renewal. In addition, on September 30, 2019, the Company and DC Design entered into an Agreement to change the original maturity date of the Note to December 31, 2021. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.003 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the note. During the year ended December 31, 2021, the Company elected to convert $39,612 of principal and interest into 13,204 shares of common stock of the Company at a conversion price of $3.00 per share. This conversion resulted in a gain on debt settlement of $6,602 due to the requirement to record the share issuance at fair value on the date the shares were issued. The condensed consolidated statement of operations includes interest expense of $0 and $1,628 for the three months ended March 31, 2022 and 2021, respectively. On March 31, 2022 and 2021, the carrying amount of the Note is $0 and $0, respectively. This Note has been paid in full.

On January 8, 2018, the Company entered into a Side Letter Agreement (“Note”) with Stuart Turk, to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $244,065 issued by the Company during the period of July 2014 and December 2017. The issue price of the Note is $244,065 with a face value of $292,878 and the Note has an original maturity date of December 31, 2018 which is subject to automatic annual renewal. On June 29, 2021, the Company and Stuart Turk entered into an Agreement to change the original maturity date of the Note to December 31, 2025. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2022. During the year ended December 31, 2020, the Company elected to convert $1,400 of principal and interest into 14,000 shares of common stock of the Company at a conversion price of $0.10 per share. These conversions resulted in a loss on debt settlement of $58,800 due to the requirement to record the share issuance at fair value on the date the shares were issued. During the year ended December 31, 2021, the Company elected to convert $286,957 of principal and interest into 2,869,571 shares of common stock of the Company at a conversion price of $0.10 per share. These conversions resulted in a loss on debt settlement of $7,693,428 due to the requirement to record the share issuance at fair value on the date the shares were issued. During the three months ended March 31, 2022, the Company elected to convert $71,000 of principal and interest into 710,000 shares of common stock of the Company at a conversion price of $0.10 per share. These conversions resulted in a loss on debt settlement of $374,000 due to the requirement to record the share issuance at fair value on the date the shares were issued. The condensed consolidated statement of operations includes interest expense of $10,724 and $20,729 for the three months ended March 31, 2022 and 2021, respectively. On March 31, 2022 and December 31, 2021, the carrying amount of the Note is $157,181 (face value of $189,948 less $32,767 unamortized discount) and $217,457 (face value of $217,457 less $0 unamortized discount), respectively.

On April 12, 2018, the Company entered into a Side Letter Agreement (“Note”) with Jordan Turk to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $45,000 issued by the Company during the period of March 19, 2018 to April 12, 2018. The issue price of the Note is $45,000 with a face value of $54,000 and the Note has an original maturity date of December 31, 2018 which is subject to automatic annual renewal. On June 29, 2021, the Company and Jordan Turk entered into an Agreement to change the original maturity date of the Note to December 31, 2025. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. During the year ended December 31, 2020, the Company elected to convert $2,000 of principal and interest into 20,000 shares of common stock of the Company at a conversion price of $0.10 per share. These conversions resulted in a loss on debt settlement of $62,000 due to the requirement to record the share issuance at fair value on the date the shares were issued. During the year ended December 31, 2021, the Company elected to convert $90,048 of principal and interest into 900,480 shares of common stock of the Company at a conversion price of $0.10 per share. These conversions resulted in a loss on debt settlement of $2,918,242 due to the requirement to record the share issuance at fair value on the date the shares were issued. The condensed consolidated statement of operations includes interest expense of $0 and $3,701 for the three months ended March 31, 2022 and 2021, respectively. On March 31, 2022 and December 31, 2021, the carrying amount of the Note is $0 and $0, respectively. This Note has been paid in full.

On May 10, 2018, the Company entered into a Side Letter Agreement (“Note”) with Jordan Turk to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $35,000 issued by the Company on May 9, 2018. The issue price of the Note is $35,000 with a face value of $42,000 and the Note has an original maturity date of December 31, 2018 which is subject to automatic annual renewal. On June 29, 2021, the Company and Jordan Turk entered into an Agreement to change the original maturity date of the Note to December 31, 2025. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. During the year ended December 31, 2021, the Company elected to convert $40,100 of principal and interest into 401,000 shares of common stock of the Company at a conversion price of $0.10 per share. These conversions resulted in a loss on debt settlement of $846,100 due to the requirement to record the share issuance at fair value on the date the shares were issued. During the three months ended March 31, 2022, the Company elected to convert $30,000 of principal and interest into 300,000 shares of common stock of the Company at a conversion price of $0.10 per share. These conversions resulted in a loss on debt settlement of $210,000 due to the requirement to record the share issuance at fair value on the date the shares were issued. The condensed consolidated statement of operations includes interest expense of $1,602 and $2,983 for the three months ended March 31, 2022 and 2021, respectively. On March 31, 2022 and December 31, 2021, the carrying amount of the Note is $4,077 (face value of $8,971 less $4,894 unamortized discount) and $32,476 (face value of $32,476 less $0 unamortized discount), respectively.

On September 13, 2018, the Company entered into a Side Letter Agreement (“Note”) with Jordan Turk to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $40,000 issued by the Company during the period of July 10 to September 13, 2018. The issue price of the Note is $40,000 with a face value of $48,000 and the Note has an original maturity date of December 31, 2018 which is subject to automatic annual renewal. On June 29, 2021, the Company and Jordan Turk entered into an Agreement to change the original maturity date of the Note to December 31, 2025. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. The condensed consolidated statement of operations includes interest expense of $4,090 and $3,409 for the three months ended March 31, 2022 and 2021, respectively. On March 31, 2022 and December 31, 2021, the carrying amount of the Note is $87,035 (face value of $99,533 less $12,498 unamortized discount) and $82,944 (face value of $82,944 less $0 unamortized discount), respectively.

On January 31, 2019, the Company entered into a Side Letter Agreement (“Note”) with Stuart Turk to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $106,968 issued by the Company during the period of January 3, 2018 to December 28, 2018. The issue price of the Note is $106,968 with a face value of $128,362 and the Note has an original maturity date of December 31, 2019 which is subject to automatic annual renewal. On June 29, 2021, the Company and Stuart Turk entered into an Agreement to change the original maturity date of the Note to December 31, 2025. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2022. The condensed consolidated statement of operations includes interest expense of $9,115 and $7,596 for the three months ended March 31, 2022 and 2021, respectively. On March 31, 2022 and December 31, 2021, the carrying amount of the Note is $193,956 (face value of $221,809 less $27,853 unamortized discount) and $184,841 (face value of $184,841 less $0 unamortized discount), respectively.

On January 31, 2019, the Company entered into a Side Letter Agreement (“Note”) with The Cellular Connection Ltd. to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $20,885 issued by the Company during the period of January 23, 2018 to October 16, 2018. The issue price of the Note is $20,885 with a face value of $25,062 and the Note has an original maturity date of December 31, 2019 which is subject to automatic annual renewal. On September 30, 2019, the Company and The Cellular Connection Ltd. entered into an Agreement to change the original maturity date of the Note to December 31, 2021. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. During the year ended December 31, 2020, the Company elected to convert $115 of principal and interest into 1,150 shares of common stock of the Company at a conversion price of $0.10 per share. These conversions resulted in a loss on debt settlement of $3,795 due to the requirement to record the share issuance at fair value on the date the shares were issued. During the year ended December 31, 2021, the Company elected to convert $35,952 of principal and interest into 359,517 shares of common stock of the Company at a conversion price of $0.10 per share. These conversions resulted in a loss on debt settlement of $1,357,400 due to the requirement to record the share issuance at fair value on the date the shares were issued. The condensed consolidated statement of operations includes interest expense of $0 and $1,477 for the three months ended March 31, 2022 and 2021, respectively. On March 31, 2022 and December 31, 2021, the carrying amount of the Note is $0 and $0, respectively. This Note has been paid in full.

On January 20, 2021, the Company entered into a Side Letter Agreement (“Note”) with Francesco Bisignano for cash proceeds of $15,823. The issue price of the Note is $15,823 with a face value of $23,735. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0034 per share of the Company’s common stock. During the year ended December 31, 2021, the Company elected to convert $23,735 of principal and interest into 8,823 shares of common stock of the Company at a conversion price of $3.40 per share. This conversion resulted in a loss on debt settlement of $2,736 due to the requirement to record the share issuance at fair value on the date the shares were issued. The condensed consolidated statement of operations includes interest expense of $0 and $7,912 for the three months ended March 31, 2022 and 2021, respectively. On March 31, 2022 and December 31, 2021, the carrying amount of the Note is $0 and $0, respectively. This Note has been paid in full.

NOTE 4 – LEASES

The Company entered into an operating lease agreement on October 14, 2021 for an automobile, resulting in the recording of an initial liability and corresponding right-of-use asset of $35,906. The weighted-average remaining non-cancelable lease term for the Company’s operating lease was 3.50 years at March 31, 2022. The weighted-average discount rate was 3.96% at March 31, 2022.

The Company’s operating leases expires in 2025. The following shows the undiscounted cash flows for the remaining periods under operating lease at March 31, 2022:

Periods ending December 31,	Operating Lease Commitments
2022	$11,096
2023	11,096
2024	11,096
2025	8,322
Total operating lease commitments	41,610
Less: imputed interest	(9,665)
Total right-of-use liability	$31,945

The Company’s discounted current right-of-use lease liability and discounted non-current right-of-use lease liability at March 31, 2022 is $8,681 and $23,264, respectively.

NOTE 5 – NOTES PAYABLE

As of March 31, 2022 and December 31, 2021, notes payable due to Stuart Turk, Jordan Turk and The Cellular Connection Limited, a corporation controlled by Stuart Turk, totaling $6,109 and $6,103, respectively, were outstanding. The balances are non-interest bearing, unsecured and have no specified terms of repayment.

During the three months ended March 31, 2021, $7,860 of cash was advanced to the Company and the Company settled notes payable of $23,047 by issuing a promissory note.

NOTE 6 – PROMISSORY NOTES

Promissory Notes

As of March 31, 2022 and December 31, 2021, promissory notes of $215,194 (principal $186,672 and interest of $28,522) and $210,527 (principal $186,672 and interest of $23,855), respectively, were outstanding. The promissory notes bears interest of 10% per annum, are unsecured and mature on December 31, 2025.

During the three months ended March 31, 2021, the Company issued promissory notes of $19,217 for cash and $23,047 to settle notes payable.

Promissory Note – Related Party

As of March 31, 2022, promissory note – related party of $85,285 (principal $85,285 and interest of $0) and $0, respectively, were outstanding. The promissory notes – related party bear interest of 10% per annum, are unsecured, mature on December 31, 2025 and are due to 2130555 Ontario Limited, a Company controlled by Nadav Elituv, the Company's Chief Executive Officer.

During the three months ended March 31, 2022, the Company issued promissory notes – related party of $85,285 to settle accrued liabilities for consulting fees due to 2130555 Ontario Limited.

NOTE 7 – CONVERTIBLE NOTES

Power Up Lending Group Ltd.

On July 13, 2020 the Company entered into a Securities Purchase Agreement with Power Up Lending Group Ltd. (“Holder”) relating to the issuance and sale of a Senior Convertible Note (the “Note”) with an original principal amount of $53,000 less transaction costs of $3,000 bearing an 8% annual interest rate and maturing July 13, 2021 for $50,000 in cash. After 180 days after the issue date, the Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the lowest three average trading price during the ten trading day period ending on the latest trading day prior to the conversion date. The Company may prepay the Note in cash, if repaid within 90 days of date of issue, at 118% of the original principal amount plus interest, between 91 days and 120 days at 123% of the original principal amount plus interest, between 121 days and 180 days at 129% of the original principal amount plus interest and after 181 days 175% of the original principal amount plus interest. From January 15, 2021 to January 19, 2021, the Holder converted 30,622 shares of common stock of the Company with a fair value of $98,262 to settle principal and interest of $55,120. The conversions resulted in the settlement of derivative liabilities of $64,501 and a loss on settlement of debt of $25,604. On March 31, 2022 and December 31, 2021, the Note was recorded at amortized cost of $0 and $0, respectively. This Note has been paid in full.

On September 11, 2020 the Company entered into a Securities Purchase Agreement with Power Up Lending Group Ltd. (“Holder”) relating to the issuance and sale of a Senior Convertible Note (the “Note”) with an original principal amount of $78,000 less transaction costs of $3,000 bearing an 8% annual interest rate and maturing March 11, 2022 for $75,000 in cash. After 180 days after the issue date, the Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the lowest three average trading price during the ten trading day period ending on the latest trading day prior to the conversion date. The Company may prepay the Note in cash, if repaid within 90 days of date of issue, at 118% of the original principal amount plus interest, between 91 days and 120 days at 123% of the original principal amount plus interest, between 121 days and 180 days at 129% of the original principal amount plus interest and after 181 days 175% of the original principal amount plus interest. From March 15, 2021 to March 16, 2021, the Holder converted 33,050 shares of common stock of the Company with a fair value of $119,865 to settle principal and interest of $81,120. The conversions resulted in the settlement of derivative liabilities of $89,884 and a loss on settlement of debt of $17,437. On March 31, 2022 and 2021, the Note was recorded at amortized cost of $0 and $0, respectively. This Note has been paid in full.

Redstart Holdings Corp.

On February 23, 2021, the Company entered into a Securities Purchase Agreement with Redstart Holdings Corp. (“Holder”) relating to the issuance and sale of a Convertible Note (the “Note”) with an original principal amount of $153,000 less transaction costs of $3,000 bearing an 8% annual interest rate and maturing August 23, 2022 for $150,000 in cash. After 180 days after the issue date, the Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the lowest three average trading price during the ten trading day period ending on the latest trading day prior to the conversion date. The Company may prepay the Note in cash, if repaid within 90 days of date of issue, at 118% of the original principal amount plus interest, between 91 days and 120 days at 123% of the original principal amount plus interest, between 121 days and 180 days at 129% of the original principal amount plus interest and after 181 days 175% of the original principal amount plus interest. From August 25, 2021 to August 30, 2021, the Holder converted 83,195 shares of common stock of the Company with a fair value of $228,323 to settle principal and interest of $159,120. The conversions resulted in the settlement of derivative liabilities of $108,249 and a loss on settlement of debt of $40,086. On March 31, 2022 and December 31, 2021, the Note was recorded at amortized cost of $0 and $0, respectively. This Note has been paid in full.

Geneva Roth Remark Holdings Inc.

On May 27, 2021, the Company entered into a Securities Purchase Agreement with Geneva Roth Remark Holdings Inc. (“Holder”) relating to the issuance and sale of a Convertible Note (the “Note”) with an original principal amount of $78,750 less transaction costs of $3,750 bearing an 8% annual interest rate and maturing May 27, 2022 for $75,000 in cash. After 180 days after the issue date, the Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the lowest three average trading price during the ten trading day period ending on the latest trading day prior to the conversion date. The Company may prepay the Note in cash, if repaid within 90 days of date of issue, at 118% of the original principal amount plus interest, between 91 days and 120 days at 123% of the original principal amount plus interest, between 121 days and 180 days at 129% of the original principal amount plus interest and after 181 days 175% of the original principal amount plus interest. From December 1, 2021 to December 2, 2021, the Holder converted 67,462 shares of common stock of the Company with a fair value of $105,985 to settle principal and interest of $81,900. The conversions resulted in the settlement of derivative liabilities of $52,689 and a gain on settlement of debt of $3,667. On March 31, 2021 and December 31, 2021, the Note was recorded at amortized cost of $0 and $0, respectively. This Note has been paid in full.

NOTE 8 - CONVERTIBLE PROMISSORY NOTE DERIVATIVE LIABILITIES

The Convertible Promissory Notes with Power Up Lending Group Ltd., Redstart Holdings Corp. and Geneva Roth Remark Holdings Inc. with issue dates of July 13, 2020, September 11, 2020, February 23, 2021 and May 27, 2021 are accounted for under ASC 815.  The variable conversion price is not considered predominantly based on a fixed monetary amount settleable with a variable number of shares due to the volatility and trading volume of the Company’s common stock. The Company’s convertible promissory note derivative liabilities have been measured at fair value on December 31, 2020, February 23, 2021, May 27, 2021 and December 2, 2021 using the binomial model.

The inputs into the binomial models are as follows:

	December 31, 2020	February 23, 2021	May 27, 2021	December 2, 2021
Closing share price	$0.0031	$0.0068	$0.0026	$0.0014
Conversion price	$0.0019	$0.0037	$0.0017	$0.0011
Risk free rate	0.09% to 0.10%	0.13%	0.13%	0.08%
Expected volatility	228% to 284%	276%	194%	152%
Dividend yield	0%	0%	0%	0%
Expected life	0.53 to 1.19 years	1.5 years	1.0 years	0.48 years

The fair value of the convertible promissory note derivative liability relating to the Notes issued to Power Up Lending Group Ltd., Redstart Holdings Corp. and Geneva Roth Remark Holdings Inc on July 13, 2020, September 11, 2020, February 23, 2021 and May 27, 2021 is $0 (December 31, 2021 - $0, December 31, 2020 - $172,261. During the three months ended March 31, 2021, the convertible promissory note derivative liability was reduced by $154,384 for settlement of derivative liabilities due to conversion of the Notes into common stock by the Holders. The decrease in the fair value of the conversion option derivative liability of $68,613 is recorded as a loss in the condensed consolidated statements of operations for the three months ended March 31, 2021.

NOTE 9 – RELATED PARTY TRANSACTIONS

As of March 31, 2022 and December 31, 2021, advances and accrued salary of $14,054 and $39,985, respectively, were due to Nadav Elituv, the Company's Chief Executive Officer. The balance is non-interest bearing, unsecured and have no specified terms of repayment.

During the three months ended March 31, 2022, the Company issued advances due to related party for $48,102 of expenses paid on behalf of the Company and advances due to related party were repaid by the Company with $37,182 in cash. In addition, the Company accrued salary of $47,744 due to Nadav Elituv for the three months ended March 31, 2022 and issued a promissory note for $85,285 to settle due to related party.

During the three months ended March 31, 2021, the Company issued advances due to related party for $18,203 of expenses paid on behalf of the Company and advances due to related party were repaid by the Company with $20,505 in cash. In addition, the Company accrued salary of $37,800 for the three months ended March 31, 2021 and issued 30,000 shares of Series A Convertible Preferred Stock with a fair value of $110,000 to settled compensation due on March 31, 2021.

Employment Agreements

On August 7, 2020, the Company executed an employment agreement for the period from July 1, 2020 to June 30, 2021 with Nadav Elituv, the Chief Executive Officer of the Company whereby the Company shall pay 50,000,000 (pre-split) shares of Common Stock of the Company and an annual salary of $151,200 payable monthly on the first day of each month from available funds. On June 30, 2021, there were no shares of common stock due Nadav Elituv under the employment agreement.

On July 1, 2021, the Company executed an employment agreement for the period from July 1, 2021 to June 30, 2022 with Nadav Elituv, the Chief Executive Officer of the Company whereby the Company shall pay 30,000 shares of Series A Convertible Preferred Stock of the Company, 60,000,000 (pre-split) shares of Common Stock of the Company and an annual salary of $216,000 payable monthly on the first day of each month from available funds, commencing on July 1, 2021. On October 1, 2021, the Company and Nadav Elituv amended the employment agreement to (i) cancel annual salary of $216,000 payable monthly and (ii) enter in to a consulting agreement to pay 2130555 Ontario Limited, a Company controlled by Nadav Elituv, a monthly consulting fee of $17,400 (CAD $22,000 per month) for services for the period from October 1, 2021 to June 30, 2022. On March 26, 2022, the Company and Nadav Elituv further amended the employment agreement to (i) change the termination date from June 30, 2022 to December 31, 2022; (ii) pay an additional 10,500 shares of Series A Convertible Preferred Stock of the Company and (iii) pay an additional 50,000,000 (pre-split) shares of Common Stock of the Company.

On March 31, 2022, there were 90,000,000 (post-split) shares of common stock due Nadav Elituv under the employment agreement.

Stock-based compensation – salaries expense related to these employment agreements for the three months ended March 31, 2022 and 2021 is $4,200 and $20,350, respectively. Stock-based compensation – salaries expense was recognized ratably over the requisite service period.

NOTE 10 – PREFERRED STOCK

On August 6, 2013, the Company filed a Certificate of Designation with the Delaware Secretary of State thereby designating two hundred thousand (200,000) shares as Series A Convertible Preferred Stock (“Series A Stock”). Each share of Series A Stock is convertible into one thousand (1,000) shares of common stock of the Company. On April 21, 2022, the Company amended its articles to amend the terms of its Series A Convertible Preferred Stock to become non-voting shares. Previously Series A Stock were entitled to the number of votes equal to the aggregate number of shares of common stock into which the Holder’s share of Series A Stock is convertible, multiplied by one hundred (100).

On December 12, 2019, the Company filed a Certificate of Designation with the Delaware Secretary of State thereby designating one hundred thousand (100,000) shares as Series B Convertible Preferred Stock (“Series B Stock”). After a one year holding period, each share of Series B Stock is convertible into one thousand (1,000) shares of common stock of the Company. Series B Stock is non-voting.

On October 7, 2020, the Company filed a Certificate of Designation with the Delaware Secretary of State thereby designating thirty thousand (30,000) shares as Series C Convertible Preferred Stock, par value $0.001 per share (“Series C Stock”). Each share of Series C Stock (i) has a liquidation value of $100, subject to various anti-dilution protections (ii) is convertible into shares of common stock of the Company six months after the date of issuance at a price of $2.00 per share, subject to various anti-dilution protections (iii) on conversion will receive an aggregate number of shares of common stock as is determined by dividing the liquidation value by the conversion price. Series C Stock are non-voting. On June 24, 2021, the board of directors approved the increase in the number of designated shares of Series C Convertible Preferred Stock from 5,000 to 30,000 and reduction of the conversion price from $0.0035 per share to $0.002 per share.

On September 1, 2021, the Company filed a Certificate of Designation with the Delaware Secretary of State thereby designating two hundred thousand (200,000) shares as Series D Convertible Preferred Stock, par value $0.001 per share (“Series D Stock”). Each share of Series D Stock is convertible into one hundred (100) shares of common stock of the Company six months after the date of issuance. Series D Stock are non-voting.

On March 26, 2022, the Company issued 10,500 shares of Series A Convertible Preferred Stock with a fair value of $4,200 ($2.50 per share) for compensation due to Nadav Elituv, the Chief Executive Officer of the Company.

NOTE 11 - STOCKHOLDERS' EQUITY

The Company is authorized to issue an aggregate of 12,000,000,000 common shares with a par value of $0.0001 per share and 1,000,000 shares of preferred stock with a par value of $0.0001 per share.

On March 21, 2022, pursuant to stockholder consent, our Board of Directors authorized an amendment (the "Amendment") to our Certificate of Incorporation, as amended, to affect a reverse stock split of the issued and outstanding shares of our common stock, par value $0.0001, on a 1 for 1,000 basis. We filed the Amendment with the Delaware Secretary of State on March 21, 2022. On April 25, 2022 the Financial Industry Regulatory Authority, Inc. notified us that the reverse stock split would take effect on April 27, 2022. All common stock share and per-share amounts for all periods presented in these consolidated financial statements have been adjusted retroactively to reflect the reverse stock split.

During the three months ended March 31, 2022, the Company elected to convert $101,000 of principal and interest of non-redeemable convertible notes into 1,010,000 shares of common stock of the Company with a fair value of $685,000 resulting in a loss of extinguishment of debt of $584,000.

Common stock to be issued

On March 31, 2022 and December 31, 2021, the Company had an obligation to issue 32,000 shares of common stock valued at $336,000 and 32,000 shares of common stock valued at $336,000, respectively, for stock-based compensation – consulting services. These shares relate to an agreement dated August 1, 2020 for services to be provided from August 1, 2020 to July 31, 2022 whereby the Company shall pay 50,000 shares of Common Stock of the Company with a fair value of $525,000 for consulting. The shares are expensed the earlier of (i) the date of issue of shares or (ii) on a straight line over the life of the contract.

On March 31, 2022, there were 90,000,000 (post-split) shares of common stock due to Nadav Elituv under his employment agreement.

NOTE 12 - SUBSEQUENT EVENTS

On April 14, 2022, the Company entered into a binding Grid Promissory Note and Credit Facility Agreement (the “Line of Credit”) with The Cellular Connection Ltd. (the “Lender”) Pursuant to the Line of Credit, the Company can borrow from the Lender up to CAD$750,000 in principal in increments of at least CAD$50,000 upon five business days’ notice. The funds due for repayment on May 1, 2024, and the principal bears interest at 8% per annum, payable monthly. Any indebtedness under the Line of Credit are secured against accounts receivable and inventory of the Company, and is convertible into equity of the Company at the Company’s option any time after twelve months from the first advance, subject to a restriction on the Lender holding more than 4.99% of the Company’s Common Shares. As at the date of this Form 10-Q, no funds have been borrowed by the Company pursuant to the Line of Credit.

On April 27, 2022, the Company issued 90,000,000 (post-split) shares of common stock with a fair value of $13,500,000 to Nadav Elituv, the Company's Chief Executive Officer, due under his employment agreement dated July 1, 2021, amended on October 1, 2021 and March 26, 2022.

On April 28, 2022, the Holders of Series B Stock elected to convert 4,000 shares of Series B Stock into 4,000,000 (post-split) shares of common stock.

On May 4, 2022, the Holders of Series D Stock elected to convert 40,000 shares of Series D Stock into 4,000,000 (post-split) shares of common stock.

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

We believe the following critical accounting policies, among others, may be impacted significantly by judgment, assumptions and estimates used in the preparation of the Financial Statements:

GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the three months ended March 31, 2022, the Company incurred a net loss of $1,353,597 and used cash in operating activities of $273,817, and on March 31, 2022, had stockholders’ deficit of $4,405,898. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a period one year from the date that the financial statements are issued. The Company will be dependent upon the raising of additional capital through placement of its common stock in order to implement its business plan. There can be no assurance that the Company will be successful in this situation. The Company is unable to predict the effect, if any, that the coronavirus COVID-19 global pandemic may have on its access to the financing markets. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might result from this uncertainty. We are currently funding our operations by way of cash advances from our Chief Executive Officer, note holders, shareholders and others. On April 14, 2022, the Company entered into a binding Grid Promissory Note and Credit Facility Agreement (the “Line of Credit”) with The Cellular Connection Ltd. Pursuant to the Line of Credit, the Company can borrow from the Lender up to CAD$750,000 in principal in increments of at least CAD$50,000 upon five business days’ notice. The funds due for repayment on May 1, 2024, and the principal bears interest at 8% per annum, payable monthly. As at the date of this Form 10-Q, no funds have been borrowed by the Company pursuant to the Line of Credit. There can be no assurances that we will be able to receive further commitments, loans or advances from them or other persons in the future.

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

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

Sales, Cost of goods sold, Gross profit:

	Three months ended March 31,		Change
	2022 $	2021 $	$	%
Sales	199,039	189,157	9,882	5
Cost of goods sold	178,525	170,610	7,915	5
Gross profit	20,514	18,547	1,967	11
Gross profit %	10.3%	9.8%

Breakdown of sales by branch:

	Three months ended March 31,		Change
	2022 $	2021 $	$	%
gocart.city – online delivery	66,628	55,042	11,586	21
Grocery Originals and Cuore Food Service – retail and wholesale distribution	132,411	134,115	(1,704)	(1)
Total sales	199,039	189,157	9,882	5

The gocart.city grocery delivery application was released in early June 2020 and gocart.city wholesale commenced sale of dry goods and produce to other businesses in July 2020. Our current gross profit is within expectations of the Company as we provide incentives such as coupons to obtain new customers.

Operating expenses:

	Three months ended March 31,		Change
	2022 $	2021 $	$	%
Salaries and benefits	62,806	82,268	(19,462)	(24)
Occupancy expense	28,645	15,097	13,548	90
Advertising and travel	47,118	11,237	35,881	319
Auto expenses	12,017	3,073	8,944	291
Consulting	424,144	680,011	(255,867)	(38)
Depreciation and Amortization	2,959	430	2,529	588
Design	0	5,317	(5,317)	(100)
Office and general expenses	74,733	18,413	56,320	306
Professional fees	82,321	41,143	41,178	100
Freight and delivery	25,170	—	25,170	—
Total operating expenses	759,913	856,989	(97,076)	(11)

Our total operating expenses for the three months ended March 31, 2022 was $759,913, compared to $856,989 for the three months ended March 31, 2021, respectively. The decrease in total operating expense is primarily due to a decrease in stock-based compensation paid to officers, directors and consultants.

Total operating expense includes stock-based compensation for the three months ended March 31, 2022 and 2021 which comprises of 0 and 30,000 shares of common stock issued valued at $0 and $270,000, respectively for consulting services.

Total operating expense also includes stock-based compensation for the three months ended March 31, 2022 and 2021 which comprises of 0 and 4,000 shares of common stock issued valued at $0, and $112,500, respectively, for salaries and compensation for our officers and directors.

Salaries and benefits for the three months ended March 31, 2022, comprise primarily of stock issued to Nadav Elituv, our Chief Executive Officer with a fair value of $4,200.

Salaries and benefits for the three months ended March 31, 2021, include stock issued to officers and directors with a fair value of $20,350 and accrued but unpaid salary to Nadav Elituv, our Chief Executive Officer, of $37,600.

Advertising and travel includes expenses for online advertising, website, meals and entertainment.

For the three months ended March 31, 2022, consulting comprises primarily stock-based compensation expense (i) $272,682 for the expenditure of advertising credits with SRAX, Inc. (ii) $64,727 for consulting fees and (iii) $82,535 paid to contractors to manage our grocery business.

For the three months ended March 31, 2021, consulting comprises primarily stock-based compensation expense (i) $313,042 for the expenditure of advertising credits with SRAX, Inc. and (ii) $334,726 for consulting fees and startup costs.

The increase in office and general expense is due to rent and administrative costs at our 1035 Queensway East, Mississauga, Ontario, Canada location and fees and penalties paid to the Ontario Securities Commission. There are no comparable expenses in 2021.

Professional fees comprise of audit, legal, filing fees and contract accountant. The increase in professional fees is primarily due to legal fees related to the prospectus dated April 21, 2022 filed with Ontario Securities Commission and British Columbia Securities Commission.

Other income (expense):

	Three months ended March 31,		Change
	2022 $	2021 $	$	%
Amortization of debt discount and interest expense	(30,198)	(69,899)	39,701	(57)
Loss on settlement of debt	(584,000)	(1,939,577)	1,355,577	(70)
Initial derivative expense	—	(112,116)	112,116	(100)
Change in fair value of derivative liabilities	—	68,613	(68,613)	(100)
Total operating expenses	(614,198)	(2,052,979)	1,438,781	(70)

Amortization of debt discount and interest expense for the three months ended March 31, 2022 was $30,198, compared to $68,899 for the three months ended March 31, 2021. Amortization of debt discount and interest expense relates to the issuance of non-redeemable convertible notes, convertible notes and promissory notes.

During the three months ended March 31, 2022 and 2021, the Company elected to convert $101,000 and $68,085 of principal and interest of a non-redeemable convertible note into 1,010,000 and 452,324 shares of common stock of the Company resulting in a loss on settlement of debt of $584,000 and $1,896,536, respectively.

During the three months ended March 31, 2022 and 2021, the holders of the convertible notes also elected to convert 0 shares and 63,672 shares of the Company with a fair value of $0 and $218,127 resulting in a loss on settlement of debt of $0 and $43,041, respectively.

Initial derivative expense of $112,116 for the three months ended March 31, 2021 represents the difference between the fair value of the total embedded derivative liability of $262,116 and the cash received of $150,000 for the convertible note issued on February 23, 2021.

During the three months ended March 31, 2022 and 2021, the gain (loss) due to the change in fair value of derivative liabilities was $0 and $68,613, respectively.

Net loss for the period:

	Three months ended March 31,		Change
	2022 $	2021 $	$	%
Net loss for the period	(1,353,597)	(2,891,421)	1,537,824	(53)

Our net loss for three months ended March 31, 2022 was $1,353,597, compared to $2,891,421 for the three months ended March 31, 2021, respectively. Our losses during the three months ended March 31, 2022 and 2021 are primarily due to costs associated with professional fees, our transfer agent, investor relations, stock-based compensation paid to officers, directors and consultants, loss on settlement of debt and the issuance of a convertible notes.

QUARTERLY RESULTS OF OPERATIONS

The following is a summary of selected quarterly information that has been derived from the financial statements of the Company. This summary should be read in conjunction with the consolidated financial statements of the Company.

Quarter Ended	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
Sales	$199,039	$324,748	$241,417	$174,774	$189,157	$96,194	$54,838	$7,993
Gross profit	$20,514	$19,117	$39,808	$19,808	$18,547	$16,320	$2,344	$1,956
Operating expenses	$(759,913)	$(1,270,225)	$(693,259)	$(446,806)	$(856,989)	$(836,932)	$(1,626,144)	$(1,195,530)
Other income (expense)	$(614,198)	$(2,155,703)	$(7,397,246)	$(1,560,110)	$(2,052,979)	$(626,383)	$(629,210)	$(320,193)
Net loss for the period	$(1,353,597)	$(3,406,811)	$(8,050,697)	$(1,987,108)	$(2,891,421)	$(1,446,995)	$(2,253,010)	$(1,513,767)
Basic and diluted net loss per share	$(0.20)	$(0.63)	$(2.68)	$(1.26)	$(2.99)	$(2.64)	$(11.83)	$(22.15)

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2022

Cash flows used in operating activities

	Three months ended March 31,		Change
	2022 $	2021 $	$	%
Net cash used in operating activities	(273,817)	(100,122)	(173,695)	171

Our net cash used in operating activities for the three months ended March 31, 2022 and 2021 is $273,817 and $100,122, respectively. Our net loss for the three months ended March 31, 2022 of $1,353,597 was the main contributing factor for our negative cash flow. We were able to mostly offset the cash used in operating activities by using our stock to pay for expenses such as amortization of prepaid expense of $337,409, stock-based compensation of $4,200, amortization of debt discount of $30,198 and loss on debt settlement of $584,000.

Cash flows used in investing activities

	Three months ended March 31,		Change
	2022 $	2021 $	$	%
Net cash used in investing activities	—	—	—	—

Our net cash (used in) provided by investing activities for the three months ended March 31, 2022 and 2021 is $0 and $0, respectively.

Cash flows from financing activities

	Three months ended March 31,		Change
	2022 $	2021 $	$	%
Net cash from financing activities	10,920	190,598	(179,678)	(95)

Our net cash provided by financing activities for the three months ended March 31, 2022 is $10,920 and $190,598, respectively. Cash from financing activities in 2022 is primarily due to net advances from related party. Cash from financing activities in 2021 is primarily due to the issuance of convertible notes, non-redeemable notes and promissory notes.

As of March 31, 2022, we had cash of $273,856, working capital of $405,343 and total liabilities of $1,325,122. We believe our current cash balance is sufficient to fund our operations during the next 12 months because (i) on April 14, 2022, the Company entered into a binding Grid Promissory Note and Credit Facility Agreement (the “Line of Credit”) with The Cellular Connection Ltd. Pursuant to the Line of Credit, the Company can borrow from the Lender up to CAD$750,000 in principal in increments of at least CAD$50,000 upon five business days’ notice. The funds due for repayment on May 1, 2024, and the principal bears interest at 8% per annum, payable monthly. As at the date of this Form 10-Q, no funds have been borrowed by the Company pursuant to the Line of Credit (ii) the Company does not expect significant cash outlays for advertising in the next year as there are $291,995 in advertising credits with SRAX, Inc. included in prepaid expense (iii) certain debt holders agreed to extend the maturity of certain debt previously classified as current liabilities to December 31, 2025 and (iv) we expect to reduce the cash expended on contractors in the next year as we plan to pay them in shares of the Company.

Our working capital as of March 31, 2022 and December 31, 2021 is as follows:

	March 31, 2022	December 31, 2021
Current assets	$964,473	$1,608,848
Current liabilities	559,130	552,998
Working capital	$405,343	$1,055,850

The Company is continuing to focus improving cash flows from operations by reducing incentives to customers, by making purchases from different suppliers, accelerating the collection of accounts receivable, managing accounts payable balances and by paying our officers, directors, consultants and staff with our stock.

The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the three months ended March 31, 2022, the Company incurred a net loss of $1,353,597 and used cash in operating activities of $273,817 and on December 31, 2021, had stockholders’ deficit of $4,083,380. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The Company’s independent registered public accounting firm, in their report on the Company’s financial statements for the year ended December 31, 2021, expressed substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty should we be unable to continue as a going concern.

Over the next 12 months we expect to expend approximately $384,000 in cash to implement our business plan.

Cash Required to Implement of Business Plan
Estimated remaining prospectus costs	$50,000
Mobile application development	2,000
Operations and Logistics	40,000
General and Administration	289,000
Total Estimated Cash Expenditures	$381,000

We hope to be able to compensate our independent contractors with stock-based compensation, which will not require us to use our cash, although there can be no assurances that we will be successful in these efforts.

We believe we have sufficient cash to pay for our business plan and to pay for our other overhead costs for the next twelve months because on April 14, 2022, the Company entered into a binding Line of Credit with The Cellular Connection Ltd. Pursuant to the Line of Credit, the Company can borrow from the Lender up to CAD$750,000 in principal. If required, we expect to be able to secure additional capital through advances from our Chief Executive Officer, note holders, shareholders and others in order to pay expenses such as organizational costs, filing fees, accounting fees and legal fees, however, we do not have any written or oral agreements with any other third parties which require them to fund our operations. Although there can be no assurances that we will be able to obtain such funds in the future, the Company has been able to secure financing to continue operations since its inception on April 3, 2009. We are currently quoted on OTC Pink. The Company is unable to predict the effect, if any, that the coronavirus COVID-19 global pandemic may have on its access to the financing markets. If we need additional capital in the next twelve months and if we cannot raise such capital on acceptable terms, we may have to curtail our operations or terminate our business entirely.

The inability to obtain financing or generate sufficient cash from operations could require us to reduce or eliminate expenditures for developing products and services, or otherwise curtail or discontinue our operations, which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, to the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders. If we raise additional funds through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of our common stock and the terms of such debt could impose restrictions on our operations. Regardless of whether our cash assets prove to be inadequate to meet our operational needs, we will seek to compensate providers of services by issuing stock in lieu of cash, which may also result in dilution to existing stockholders.

We are currently funding our operations by way of cash advances from our Chief Executive Officer, note holders, shareholders and others. We hope to be able to compensate our independent contractors with stock-based compensation, which will not require us to use our cash, although there can be no assurances that we will be successful in these efforts. On April 14, 2022, the Company entered into a binding Line of Credit with The Cellular Connection Ltd. Pursuant to the Line of Credit, the Company can borrow from the Lender up to CAD$750,000 in principal. We believe our current cash balance and the Line of Credit is sufficient to fund our operations during the next 12 months The loans from our Chief Executive Officer, note holders, shareholders and others are unsecured and non-interest bearing and have no set terms of repayment. Our common stock started trading over the counter and has been quoted on the Over-The Counter Bulletin Board since February 17, 2011. The stock currently trades under the symbol “TWOH.OB.”

Commitments for future capital expenditures at March 31, 2022 is as follows:

	Payments Due by Period
Contractual obligations	Total $	Less than 1 year $	1 - 3 years $	4 – 5 years $	After 5 years $
Accounts payable and accrued liabilities	530,286	530,286	—	—	—
Debt	320,642	20,163	—	300,479	—
Non-redeemable convertible notes	442,249	—	—	442,249	—
Financial lease Obligations	—	—	—	—	—
Operating leases(1)	31,945	8,681	23,264	—	—
Purchase obligations	—	—	—	—	—
Total contractual obligations	1,325,122	559,130	23,264	742,728	—

Notes:

(1)	Leases for retail space, equipment and warehousing is currently month to month. Deliveries are currently outsourced.

OPERATING CAPITAL AND CAPITAL EXPENDITURE REQUIREMENTS

We are currently funding our operations by way of cash advances from our Chief Executive Officer, note holders, shareholders and others. We hope to be able to compensate our independent contractors with stock-based compensation, which will not require us to use our cash, although there can be no assurances that we will be successful in these efforts. On April 14, 2022, the Company entered into a binding Line of Credit with The Cellular Connection Ltd. Pursuant to the Line of Credit, the Company can borrow from the Lender up to CAD$750,000 in principal. We believe our current cash balance and the Line of Credit is sufficient to fund our operations during the next 12 months The loans from our Chief Executive Officer, note holders, shareholders and others are unsecured and non-interest bearing and have no set terms of repayment. Our common stock started trading over the counter and has been quoted on the Over-The Counter Bulletin Board since February 17, 2011. The stock currently trades under the symbol “TWOH.OB.”

RELATED PARTY TRANSACTIONS

Three months ended March 31, 2022 and 2021

Due to Related Party

As of March 31, 2022 and December 31, 2021, advances and accrued salary of $14,054 and $39,985, respectively, were due to Nadav Elituv, the Company's Chief Executive Officer. The balance is non-interest bearing, unsecured and have no specified terms of repayment.

During the three months ended March 31, 2022, the Company issued advances due to related party for $48,102 of expenses paid on behalf of the Company and advances due to related party were repaid by the Company with $37,182 in cash. In addition, the Company accrued salary of $47,744 due to Nadav Elituv for the three months ended March 31, 2022 and issued a promissory note for $85,285 to settle due to related party.

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

Promissory Notes – Related Party

As of March 31, 2022, promissory note – related party of $85,285 (principal $85,285 and interest of $0) and $0, respectively, were outstanding. The promissory notes – related party bear interest of 10% per annum, are unsecured, mature on December 31, 2025 and are due to 2130555 Ontario Limited, a Company controlled by Nadav Elituv, the Company's Chief Executive Officer.

During the three months ended March 31, 2022, the Company issued promissory notes – related party of $85,285 to settle accrued liabilities for consulting fees due to 2130555 Ontario Limited.

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

CHANGES IN ACCOUNTING POLICIES INCLUDING INITIAL ADOPTION

Refer to Note 2 in the condensed consolidated financial statements for the three months ended March 31, 2022 and Note 2 in the condensed consolidated financial statement for the three months ended March 31, 2022 for information on accounting policies.

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

Refer to Note 2 in the condensed consolidated financial statements for the three months March 31, 2022 and Note 2 in the condensed consolidated financial statements.

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

OUTSTANDING SHARE DATA

As of May 13, 2022, the following securities were outstanding:

Common stock: 105,015,558 shares

Series A Convertible Preferred Stock: 200,000

Series B Convertible Preferred Stock: 17,000

Series C Convertible Preferred Stock: 10,000

Series D Convertible Preferred Stock: 0

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

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2022, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2022, the Company elected to convert $101,000 of principal and interest of a non-redeemable convertible note into 1,010,000 shares of common stock of the Company with a fair value of $685,000.

During the three months ended March 31, 2022, the Company issued 10,500 shares of Series A Convertible Preferred Stock with a fair value of $4,200 to Nadav Elituv, the Company's Chief Executive Officer.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

During the quarter ended March 31, 2022, we did not have any defaults upon senior securities.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Certificate of Incorporation, dated April 3, 2009		S-1		3.1	6/22/2010
3.2	Bylaws, dated April 3, 2009		S-1		3.2	6/22/2010
3.3	Certificate of Amendment to the Certificate of Incorporation, dated August 8, 2013		10-Q	6/30/2013	3.3	8/14/2013
3.4	Certificate of Amendment to the Certificate of Incorporation, dated July 27, 2016		8-K	9/1/2016	3.1	9/1/2016
3.5	Certificate of Amendment to the Certificate of Incorporation, dated August 27, 2018		8-K	9/10/2018	3.1	9/10/2018
3.6	Certificate of Amendment to the Certificate of Incorporation, dated November 18, 2019		8-K	12/12/2019	3.1	12/12/2019
3.7	Certificate of Amendment to the Certificate of Incorporation, dated July 16, 2021		8-K	7/16/2021	3.1	7/22/2021
3.8	Certificate of Amendment to the Certificate of Incorporation, dated January 3, 2022		8-K	1/3/2022	3.1	1/6/2022
3.9	Certificate of Amendment to the Certificate of Incorporation, As Amended, dated March 21, 2022		8-K	4/25/2022	3.1	4/26/2022
4.1	Specimen Stock Certificate		S-1		4.1	6/22/2010
4.2	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, dated August 6, 2013		10-Q	6/30/2013	4.2	8/14/2013
4.3	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock, dated December 12, 2019		8-K	12/12/2019	3.1	12/19/2019
4.4	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock, dated October 7, 2020		8-K	10/07/2020	3.1	10/08/2020
4.5	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock, dated June 24, 2021		8-K	6/24/2021	3.1	7/1/2021
4.6	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock, dated September 1, 2021		8-K	9/1/2021	3.1	9/1/2021
4.7	Amended and Restated Designation of Series A Convertible Preferred Stock of Two Hands Corporation, dated April 21, 2022		8-K	4/21/2022	3.1	4/26/2022
10.1	Innovative Product Opportunities Inc. Trust Agreement		S-1		10.1	6/22/2010
10.2	Side Letter Agreement, The Cellular Connection Ltd., dated January 8, 2018		10-K	12/31/2017	10.2	3/29/2018
10.3	Side Letter Agreement, Stuart Turk, dated January 8, 2018		10-K	12/31/2017	10.3	3/29/2018
10.4	Side Letter Agreement, Jordan Turk, dated April 12, 2018		10-Q	3/31/2018	10.4	5/21/2018
10.5	Side Letter Agreement, Jordan Turk, dated May 10, 2018		10-Q	3/31/2018	10.5	5/21/2018
10.6	Side Letter Agreement, Jordan Turk, dated September 13, 2018		10-K	12/31/2018	10.6	4/1/2019
10.7	Side Letter Agreement, The Cellular Connection Ltd., dated January 31, 2019		10-K	12/31/2018	10.7	4/1/2019
10.8	Side Letter Agreement, Stuart Turk, dated January 31, 2019		10-K	12/31/2018	10.8	4/1/2019
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data Files as its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition	X
104	Cover page formatted as Inline XBRL and contained in Exhibit 101	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TWO HANDS CORPORATION

May 18, 2022	By: /s/ Nadav Elituv Nadav Elituv, President, Chief Executive Officer and Director (Principal Executive Officer)

By: /s/ Steven Gryfe Steven Gryfe, Chief Financial Officer (Principal Financial and Accounting Officer)

