Form 10-Q
period 2022-06-30
Two Hands Corp
filed 2022-08-15
CIK 1494413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Common Stock, $.0001 Par Value

(Title of class)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 12, 2022, the issuer had 123,415,558 shares of its common stock issued and outstanding, par value $0.0001 per share.

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

3

TWO HANDS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2022

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

TWO HANDS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
ASSETS	(Unaudited)

Current assets
Cash	$49,131	$533,295
Accounts receivable, net	198,059	163,197
VAT taxes receivable	12,260	24,563
Inventory	70,981	154,848
Prepaid expense	2,459,105	732,945
Total current assets	2,789,536	1,608,848

Property and equipment, net	5,250	6,974
Operating lease right-of-use asset	28,917	33,612

Total assets	$2,823,703	$1,649,434

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$579,288	$498,428
Due to related party	28,420	39,985
Notes payable	6,096	6,103
Current portion of operating lease right-of-use liability	8,506	8,482
Total current liabilities	622,310	552,998
Long-term liabilities
Promissory notes	219,854	210,527
Promissory note - related party	84,808	0
Non-redeemable convertible notes, net	466,223	517,717
Operating lease right-of-use liability, net of current portion	20,412	25,130
Total long-term liabilities	791,297	753,374

Total liabilities	1,413,607	1,306,372

Commitments and Contingencies	—	—

Temporary equity
Series A convertible preferred stock; $0.01 par value; 200,000 shares designated, 200,000 and 189,500 shares issued and outstanding, respectively	1,996,043	595,122
Series B convertible preferred stock; $0.01 par value; 100,000 shares designated, 17,000 and 21,000 shares issued and outstanding, respectively	169,664	1,564,100
Series C convertible preferred stock; $0.001 par value; 150,000 shares designated, 90,000 shares and 10,000 shares issued and outstanding, respectively	2,584,951	1,130,952
Series D convertible preferred stock; $0.001 par value; 200,000 shares designated, 0 shares and 40,000 shares issued and outstanding, respectively	—	789,006
Total temporary equity	4,750,658	4,079,180

Stockholder's deficit
Preferred stock; $0.001 par value; 1,000,000 shares authorized, 0 issued and outstanding	—	—
Common stock; $0.0001 par value; 12,000,000,000 shares authorized, 123,415,558 and 6,000,000 shares issued and outstanding, respectively	12,342	602
Additional paid-in capital	76,235,088	58,151,815
Common stock to be issued	336,000	336,000
Accumulated other comprehensive income	6,571	4,870
Accumulated deficit	(79,930,563)	(62,229,405)
Total stockholders' deficit	(3,340,562)	(3,736,118)

Total liabilities and stockholders' deficit	$2,823,703	$1,649,434

The accompanying footnotes are an integral part of these unaudited financial statements.

TWO HANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021

Sales	$190,691	$174,774	$389,730	$364,081
Cost of goods sold	196,969	154,966	375,494	325,776
Gross profit (loss)	(6,278)	19,808	14,236	38,305

Operating expenses
General and administrative	14,021,263	446,806	14,781,176	1,303,745
Total operating expenses	14,021,263	446,806	14,781,176	1,303,745

Loss from operations	(14,027,541)	(426,998)	(14,766,940)	(1,265,440)

Other income (expense)
Amortization of debt discount and interest expense	(32,570)	(61,067)	(62,768)	(130,966)
Loss on settlement of debt	(2,287,450)	(1,517,348)	(2,871,450)	(3,456,925)
Initial derivative expense	—	(14,206)	—	(126,322)
Change in fair value of derivative liabilities	—	32,511	—	101,124
Total other income (expense)	(2,320,020)	(1,560,110)	(2,934,218)	(3,613,089)

Net loss attributable to Two Hands Corporation	(16,347,561)	(1,987,108)	(17,701,158)	(4,878,529)

Less: deemed dividend - Series A Stock modification	(1,396,721)	—	(1,396,721)	—
Add: deemed contribution - Series B Stock modification	1,354,515	—	1,354,515	—
Add: deemed contribution - Series C Stock modification	834,001	—	834,001	—
Add: deemed contribution - Series D Stock modification	749,085	—	749,085	—

Net loss attributable to Two Hands Corporation common shareholders	$(14,806,681)	$(1,987,108)	$(16,160,278)	$(4,878,529)

Other comprehensive income (loss)
Foreign exchange loss	2,884	—	1,701	—
Total other comprehensive loss	2,884	—	1,701	—

Comprehensive loss	$(14,803,797)	$(1,987,108)	$(16,158,577)	$(4,878,529)

Net loss per common share - basic and diluted	$(0.18)	$(1.26)	$(0.36)	$(3.83)

Weighted average number of common shares outstanding - basic and diluted	82,169,404	1,576,311	44,674,229	1,273,031

The accompanying footnotes are an integral part of these unaudited financial statements.

TWO HANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the three and six months ended June 30, 2022
(Unaudited)

	Common Stock		Common Stock to be	Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Issued	Capital	Income	Deficit	Deficit
Balance, March 31, 2022	7,015,558	$702	$336,000	$58,836,716	$3,687	$(63,583,002)	$(4,405,897)

Stock issued for conversion of non-redeemable convertible notes	18,400,000	1,840	—	2,287,450	—	—	2,289,290
Stock issued for officer and director compensation	90,000,000	9,000	—	13,491,000	—	—	13,500,000
Stock issued for the conversion of Series B Stock	4,000,000	400	—	39,521	—	—	39,921
Stock issued for the conversion of Series D Stock	4,000,000	400	—	39,521	—	—	39,921
Deemed dividend - Series A Stock modification	—	—	—	(1,396,721)	—	—	(1,396,721)
Deemed contribution - Series B Stock modification	—	—	—	1,354,515	—	—	1,354,515
Deemed contribution - Series C Stock modification	—	—	—	834,001	—	—	834,001
Deemed contribution - Series D Stock modification	—	—	—	749,085	—	—	749,085
Foreign exchange loss	—	—	—	—	2,884	—	2,884
Net loss	—	—	—	—	—	(16,347,561)	(16,347,561)
Balance, June 30, 2022	123,415,558	$12,342	$336,000	$76,235,088	$6,571	$(79,930,563)	$(3,340,562)

	Common Stock		Common Stock to be	Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Issued	Capital	Income	Deficit	Deficit
Balance, December 31, 2021	6,000,000	$600	$336,000	$58,151,817	$4,870	$(62,229,405)	$(3,736,118)

Rounding on reverse split	5,558	1	—	—	—	—	1
Stock issued for conversion of non-redeemable convertible notes	19,410,000	1,941	—	2,972,349	—	—	2,974,290
Stock issued for officer and director compensation	90,000,000	9,000	—	13,491,000	—	—	13,500,000
Stock issued for the conversion of Series B Stock	4,000,000	400	—	39,521	—	—	39,921
Stock issued for the conversion of Series D Stock	4,000,000	400	—	39,521	—	—	39,921
Deemed dividend - Series A Stock modification	—	—	—	(1,396,721)	—	—	(1,396,721)
Deemed contribution - Series B Stock modification	—	—	—	1,354,515	—	—	1,354,515
Deemed contribution - Series C Stock modification	—	—	—	834,001	—	—	834,001
Deemed contribution - Series D Stock modification	—	—	—	749,085	—	—	749,085
Foreign exchange loss	—	—	—	—	1,701	—	1,701
Net loss	—	—	—	—	—	(17,701,158)	(17,701,158)
Balance, June 30, 2022	123,415,558	$12,342	$336,000	$76,235,088	$6,571	$(79,930,563)	$(3,340,562)

The accompanying footnotes are an integral part of these unaudited financial statements.

TWO HANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the three and six months ended June 30, 2021
(Unaudited)

	Common Stock		Common Stock to be	Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Issued	Capital	Income	Deficit	Deficit
Balance, March 31, 2021	1,245,571	$125	$336,000	$45,246,421	$—	$(48,784,789)	$(3,202,243)

Stock issued for conversion of non-redeemable convertible notes	639,722	64	—	1,619,548	—	—	1,619,612
Stock issued for consulting	10,500	1	—	20,999	—	—	21,000
Stock issued for officer and director compensation	8,000	1	—	15,999	—	—	16,000
Net loss	—	—	—	—	—	(1,987,108)	(1,987,108)
Balance, June 30, 2021	1,903,793	$191	$336,000	$46,902,967	$—	$(50,771,897)	$(3,532,739)

	Common Stock		Common Stock to be	Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Issued	Capital	Income	Deficit	Deficit
Balance, December 31, 2020	695,576	$70	$336,000	$42,773,378	$—	$(45,893,368)	$(2,783,920)

Stock issued for conversion of non-redeemable convertible notes	1,092,045	110	—	3,584,123	—	—	3,584,233
Stock issued for conversion of convertible notes	63,672	6	—	218,121	—	—	218,127
Stock issued for consulting	40,500	4	—	290,996	—	—	291,000
Stock issued for officer and director compensation	12,000	1	—	36,349	—	—	36,350
Net loss	—	—	—	—	—	(4,878,529)	(4,878,529)
Balance, June 30, 2021	1,903,793	$191	$336,000	$46,902,967	$—	$(50,771,897)	$(3,532,739)

The accompanying footnotes are an integral part of these unaudited financial statements.

TWO HANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(17,701,158)	$(4,878,529)
Adjustments to reconcile net loss
to cash used in operating activities
Depreciation and amortization	5,806	870
Bad debt	9,328	—
Stock-based compensation	13,504,200	327,350
Amortization of debt discount	62,768	130,967
Loss on settlement of debt	2,871,450	3,456,925
Initial derivative expense	—	126,322
Change in fair value of derivative liabilities	—	(101,124)
Reduction in ROU liability	(4,179)	—
Change in operating assets and liabilities
Accounts and taxes receivable	(35,362)	(33,226)
Prepaid expense	561,764	607,094
Inventory	82,254	—
Accounts payable and accrued liabilities	136,291	197,533
Net cash used in operating activities	(506,838)	(165,818)

Cash flows from investing activities
Purchase of property and equipment	—	(1,200)
Net cash used in investing activities	—	(1,200)

Cash flow from financing activities
Advances by related party	97,079	43,454
Repayment of advances to related party	(71,239)	(50,705)
Proceeds from notes payable	—	11,496
Proceeds from promissory notes	—	19,217
Proceeds from non-redeemable convertible	—	15,823
Proceeds from convertible notes	—	225,000
Net cash provided by financing activities	25,840	264,285

Change in foreign exchange	(3,166)	349

Net change in cash	(484,164)	97,616

Cash, beginning of the period	533,295	21,843

Cash, end of the period	$49,131	$119,459

Cash paid during the year
Interest paid	$—	$—
Income taxes paid	$—	$—

TWO HANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Supplemental disclosure of non-cash investing and financing activities
Stock issued to settle accounts payable and accrued liabilities	$—	$110,000
Stock issued to settle non-redeemable convertible notes	$2,974,290	$3,584,233
Stock issued to settle convertible notes	$—	$218,126
Stock issued for prepaid expense	$2,288,000	$1,153,571
Initial debt discount from derivative	$—	$225,000
Transfer of notes payable to promissory notes	$—	$91,192
Transfer of accounts payable and accrued liabilities to promissory notes	$85,285	$29,450
Transfer of due to related party to promissory notes - related party	$—	$19,571
Deemed dividend - Series A Stock modification	$1,396,721	$—
Deemed contribution - Series B Stock modification	$1,354,515	$—
Deemed contribution - Series C Stock modification	$834,001	$—
Deemed contribution - Series D Stock modification	$749,085	$—
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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2022 and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

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

GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the six months ended June 30, 2022, the Company incurred a net loss of $17,701,158 and used cash in operating activities of $506,838, and on June 30, 2022, had stockholders’ deficit of $3,340,562. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a period one year from the date that the financial statements are issued. The Company will be dependent upon the raising of additional capital through placement of its common stock in order to implement its business plan. There can be no assurance that the Company will be successful in this situation. The Company is unable to predict the effect, if any, that the coronavirus COVID-19 global pandemic may have on its access to the financing markets. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might result from this uncertainty. We are currently funding our operations by way of cash advances from our Chief Executive Officer, note holders, shareholders and others. On April 14, 2022, the Company entered into a binding Grid Promissory Note and Credit Facility Agreement (the “Line of Credit”) with The Cellular Connection Ltd. Pursuant to the Line of Credit, the Company can borrow from the Lender up to CAD$750,000 in principal in increments of at least CAD$50,000 upon five business days’ notice. The funds due for repayment on May 1, 2024, and the principal bears interest at 8% per annum, payable monthly. As at the date of this Form 10-Q, no funds have been borrowed by the Company pursuant to the Line of Credit. There can be no assurances that we will be able to receive further commitments, loans or advances from them or other persons in the future.

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

The allowance for doubtful accounts at June 30, 2022 and December 31, 2021 is $58,870 and $68,673, respectively.

INVENTORY

Inventory consisting of groceries and dry goods are measured at the lower of cost and net realizable value. Cost is determined pursuant to the first-in first out (“FIFO”) method. The cost of inventory includes the purchase price, shipping and handling costs incurred to bring the inventories to their present location and condition. Inventory with a short shelf life that is not utilized within the planned period are immediately expensed in the statement of operations. Estimated gross profit rates are used to determine the cost of goods sold in interim periods. Any significant adjustment that results from the reconciliation with annual physical inventory is disclosed. At June 30, 2022, no valuation allowance was required for spoiled inventory.

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

During the six months ended June 30, 2022 and 2021, the Company had revenue of $389,730 and $364,081 respectively. In 2022, the Company recognized revenue of $121,305 from the sale of groceries to consumers via the gocart.city online grocery delivery application and $268,425 from the sale of dry goods and produce to other businesses. In 2021, the Company recognized revenue of $103,627 from the sale of groceries to consumers via the gocart.city online grocery delivery application and $260,454 from the sale of dry goods and produce to other businesses.

RESEARCH AND DEVELOPMENT COSTS

Software development costs are included in research and development and are expensed as incurred. FASB ASC Topic 350 Intangibles—Goodwill and Other requires that software development costs incurred subsequent to reaching technological feasibility be capitalized, if material. If the process of developing a new product or major enhancement does not include a detailed program design, technological feasibility is determined only after completion of a working model. To date, the period between achieving technological feasibility and the general availability of such software has been short, and the software development costs qualifying for capitalization have been insignificant. The Company recorded research and development expense of $0 and $0 for the six months ended June 30, 2022 and 2021, respectively.

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

NET LOSS PER SHARE

Basic net income (loss) per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period increased to include the number of additional common shares that would have been outstanding if potentially dilutive securities had been issued. On June 30, 2022 and 2021, we excluded the common stock issuable upon conversion of non-redeemable convertible notes, convertible notes, Series A Stock, Series B Stock, Series C Stock, Series D Stock and common stock to be issued of 5,437,246,650 shares and 9,675,298,366 shares, respectively, as their effect would have been anti-dilutive.

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

NOTE 3 – NON-REDEEMABLE CONVERTIBLE NOTES

On September 1, 2016, Doug Clark, former Chief Executive Officer and related party, assigned the Side Letter Agreement (“Note”) dated June 10, 2014 with a total carrying value $382,016 to DC Design Inc. (“DC Design”). On September 1, 2016, the Company entered into an amended Side Letter Agreement with DC Design to amend and add certain terms to the Side Letter Agreement and advances from the period from June 25, 2014 to December 24, 2014. Under the terms of the amended Side Letter Agreement, the issue price of the Note is $174,252 with an interest rate 20% per annum and an original maturity date of December 31, 2017 which is subject to automatic annual renewal. In addition, on September 30, 2019, the Company and DC Design entered into an Agreement to change the original maturity date of the Note to December 31, 2021. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.003 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the note. During the year ended December 31, 2021, the Company elected to convert $39,612 of principal and interest into 13,204 shares of common stock of the Company at a conversion price of $3.00 per share. This conversion resulted in a gain on debt settlement of $6,602 due to the requirement to record the share issuance at fair value on the date the shares were issued. The condensed consolidated statement of operations includes interest expense of $0 and $6,602 for the six months ended June 30, 2022 and 2021, respectively, and $0 and $4,974 for the three months ended June 30, 2022 and 2021, respectively. On June 30, 2022 and December 31, 2021, the carrying amount of the Note is $0 and $0, respectively. This Note has been paid in full.

On January 8, 2018, the Company entered into a Side Letter Agreement (“Note”) with Stuart Turk, to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $244,065 issued by the Company during the period of July 2014 and December 2017. The issue price of the Note is $244,065 with a face value of $292,878 and the Note has an original maturity date of December 31, 2018 which is subject to automatic annual renewal. On June 29, 2021, the Company and Stuart Turk entered into an Agreement to change the original maturity date of the Note to December 31, 2025. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2022. During the year ended December 31, 2020, the Company elected to convert $1,400 of principal and interest into 14,000 shares of common stock of the Company at a conversion price of $0.10 per share. These conversions resulted in a loss on debt settlement of $58,800 due to the requirement to record the share issuance at fair value on the date the shares were issued. During the year ended December 31, 2021, the Company elected to convert $286,957 of principal and interest into 2,869,571 shares of common stock of the Company at a conversion price of $0.10 per share. These conversions resulted in a loss on debt settlement of $7,693,428 due to the requirement to record the share issuance at fair value on the date the shares were issued. During the six months ended June 30, 2022 (prior to the reverse stock split on April 27, 2022), the Company elected to convert $71,000 of principal and interest into 710,000 shares of common stock of the Company at a conversion price of $0.10 per share. These conversions resulted in a loss on debt settlement of $374,000 due to the requirement to record the share issuance at fair value on the date the shares were issued. During the six months ended June 30, 2022 (after the reverse stock split on April 27, 2022), the Company elected to convert $1,340 of principal and interest into 13,400,000 shares of common stock of the Company at a conversion price of $0.0001 per share. These conversions resulted in a loss on debt settlement of $1,639,450 due to the requirement to record the share issuance at fair value on the date the shares were issued. The condensed consolidated statement of operations includes interest expense of $21,567 and $41,689 for the six months ended June 30, 2022 and 2021, respectively, and $10,843 and $20,960 for the three months ended June 30, 2022 and 2021, respectively. On June 30, 2022 and December 31, 2021, the carrying amount of the Note is $166,684 (face value of $188,608 less $21,924 unamortized discount) and $217,457 (face value of $217,457 less $0 unamortized discount), respectively.

On April 12, 2018, the Company entered into a Side Letter Agreement (“Note”) with Jordan Turk to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $45,000 issued by the Company during the period of March 19, 2018 to April 12, 2018. The issue price of the Note is $45,000 with a face value of $54,000 and the Note has an original maturity date of December 31, 2018 which is subject to automatic annual renewal. On June 29, 2021, the Company and Jordan Turk entered into an Agreement to change the original maturity date of the Note to December 31, 2025. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. During the year ended December 31, 2020, the Company elected to convert $2,000 of principal and interest into 20,000 shares of common stock of the Company at a conversion price of $0.10 per share. These conversions resulted in a loss on debt settlement of $62,000 due to the requirement to record the share issuance at fair value on the date the shares were issued. During the year ended December 31, 2021, the Company elected to convert $90,048 of principal and interest into 900,480 shares of common stock of the Company at a conversion price of $0.10 per share. These conversions resulted in a loss on debt settlement of $2,918,242 due to the requirement to record the share issuance at fair value on the date the shares were issued. The condensed consolidated statement of operations includes interest expense of $0 and $7,442 for the six months ended June 30, 2022 and 2021, respectively, and $0 and $3,742 for the three months ended June 30, 2022 and 2021, respectively. On June 30, 2022 and December 31, 2021, the carrying amount of the Note is $0 and $0, respectively. This Note has been paid in full.

On May 10, 2018, the Company entered into a Side Letter Agreement (“Note”) with Jordan Turk to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $35,000 issued by the Company on May 9, 2018. The issue price of the Note is $35,000 with a face value of $42,000 and the Note has an original maturity date of December 31, 2018 which is subject to automatic annual renewal. On June 29, 2021, the Company and Jordan Turk entered into an Agreement to change the original maturity date of the Note to December 31, 2025. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. During the year ended December 31, 2021, the Company elected to convert $40,100 of principal and interest into 401,000 shares of common stock of the Company at a conversion price of $0.10 per share. These conversions resulted in a loss on debt settlement of $846,100 due to the requirement to record the share issuance at fair value on the date the shares were issued. During the six months ended June 30, 2022 (prior to the reverse stock split on April 27, 2022), the Company elected to convert $30,000 of principal and interest into 300,000 shares of common stock of the Company at a conversion price of $0.10 per share. These conversions resulted in a loss on debt settlement of $210,000 due to the requirement to record the share issuance at fair value on the date the shares were issued. During the six months ended June 30, 2022 (after the reverse stock split on April 27, 2022), the Company elected to convert $500 of principal and interest into 5,000,000 shares of common stock of the Company at a conversion price of $0.0001 per share. These conversions resulted in a loss on debt settlement of $648,000 due to the requirement to record the share issuance at fair value on the date the shares were issued. The condensed consolidated statement of operations includes interest expense of $3,221 and $5,998 for the six months ended June 30, 2022 and 2021, respectively, and $1,619 and $3,016 for the three months ended June 30, 2022 and 2021, respectively. On June 30, 2022 and December 31, 2021, the carrying amount of the Note is $5,197 (face value of $8,471 less $3,274 unamortized discount) and $32,476 (face value of $32,476 less $0 unamortized discount), respectively.

On September 13, 2018, the Company entered into a Side Letter Agreement (“Note”) with Jordan Turk to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $40,000 issued by the Company during the period of July 10 to September 13, 2018. The issue price of the Note is $40,000 with a face value of $48,000 and the Note has an original maturity date of December 31, 2018 which is subject to automatic annual renewal. On June 29, 2021, the Company and Jordan Turk entered into an Agreement to change the original maturity date of the Note to December 31, 2025. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. The condensed consolidated statement of operations includes interest expense of $8,226 and $6,855 for the six months ended June 30, 2022 and 2021, respectively, and $4,136 and $3,446 for the three months ended June 30, 2022 and 2021, respectively. On June 30, 2022 and December 31, 2021, the carrying amount of the Note is $91,170 (face value of $99,533 less $8,363 unamortized discount) and $82,944 (face value of $82,944 less $0 unamortized discount), respectively.

On January 31, 2019, the Company entered into a Side Letter Agreement (“Note”) with Stuart Turk to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $106,968 issued by the Company during the period of January 3, 2018 to December 28, 2018. The issue price of the Note is $106,968 with a face value of $128,362 and the Note has an original maturity date of December 31, 2019 which is subject to automatic annual renewal. On June 29, 2021, the Company and Stuart Turk entered into an Agreement to change the original maturity date of the Note to December 31, 2025. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2022. The condensed consolidated statement of operations includes interest expense of $18,332 and $15,277 for the six months ended June 30, 2022 and 2021, respectively, and $9,217 and $7,681 for the three months ended June 30, 2022 and 2021, respectively. On June 30, 2022 and December 31, 2021, the carrying amount of the Note is $203,173 (face value of $221,809 less $18,636 unamortized discount) and $184,841 (face value of $184,841 less $0 unamortized discount), respectively.

On January 31, 2019, the Company entered into a Side Letter Agreement (“Note”) with The Cellular Connection Ltd. to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $20,885 issued by the Company during the period of January 23, 2018 to October 16, 2018. The issue price of the Note is $20,885 with a face value of $25,062 and the Note has an original maturity date of December 31, 2019 which is subject to automatic annual renewal. On September 30, 2019, the Company and The Cellular Connection Ltd. entered into an Agreement to change the original maturity date of the Note to December 31, 2021. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. During the year ended December 31, 2020, the Company elected to convert $115 of principal and interest into 1,150 shares of common stock of the Company at a conversion price of $0.10 per share. These conversions resulted in a loss on debt settlement of $3,795 due to the requirement to record the share issuance at fair value on the date the shares were issued. During the year ended December 31, 2021, the Company elected to convert $35,952 of principal and interest into 359,517 shares of common stock of the Company at a conversion price of $0.10 per share. These conversions resulted in a loss on debt settlement of $1,357,400 due to the requirement to record the share issuance at fair value on the date the shares were issued. The condensed consolidated statement of operations includes interest expense of $0 and $5,992 for the six months ended June 30, 2022 and 2021, respectively, and $0 and $4,514 for the three months ended June 30, 2022 and 2021, respectively. On June 30, 2022 and December 31, 2021, the carrying amount of the Note is $0 and $0, respectively. This Note has been paid in full.

On January 20, 2021, the Company entered into a Side Letter Agreement (“Note”) with Francesco Bisignano for cash proceeds of $15,823. The issue price of the Note is $15,823 with a face value of $23,735. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0034 per share of the Company’s common stock.. During the year ended December 31, 2021, the Company elected to convert $23,735 of principal and interest into 8,823 shares of common stock of the Company at a conversion price of $3.40 per share. This conversion resulted in a loss on debt settlement of $2,736 due to the requirement to record the share issuance at fair value on the date the shares were issued. The condensed consolidated statement of operations includes interest expense of $0 and $7,912 for the six months ended June 30, 2022 and 2021, respectively. On June 30, 2022 and December 31, 2021, the carrying amount of the Note is $0 and $0, respectively. This Note has been paid in full.

NOTE 4 – LEASES

The Company entered into an operating lease agreement on October 14, 2021 for an automobile, resulting in the recording of an initial liability and corresponding right-of-use asset of $35,906. The weighted-average remaining non-cancelable lease term for the Company’s operating lease was 3.25 years at June 30, 2022. The weighted-average discount rate was 3.96% at June 30, 2022.

The Company’s operating leases expires in 2025. The following shows the undiscounted cash flows for the remaining periods under operating lease at June 30, 2022:

Periods ending December 31,	Operating Lease Commitments
2022	$5,384
2023	10,765
2024	10,765
2025	8,074
Total operating lease commitments	34,988
Less: imputed interest	(6,070)
Total right-of-use liability	$28,918

The Company’s discounted current right-of-use lease liability and discounted non-current right-of-use lease liability at June 30, 2022 is $8,506 and $20,412, respectively.

NOTE 5 – LINE OF CREDIT

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

NOTE 6 – NOTES PAYABLE

As of June 30, 2022 and December 31, 2021, notes payable due to Stuart Turk, Jordan Turk and The Cellular Connection Limited, a corporation controlled by Stuart Turk, totaling $6,096 and $6,103, respectively, were outstanding. The balances are non-interest bearing, unsecured and have no specified terms of repayment.

During the six months ended June 30, 2021, $11,496 for expenses paid on behalf of the Company and the Company settled notes payable of $91,192 by issuing promissory notes.

NOTE 7 – PROMISSORY NOTES

Promissory Notes

As of June 30, 2022 and December 31, 2021, promissory notes of $219,854 (principal $186,672 and interest of $33,182) and $210,527 (principal $186,672 and interest of $23,855), respectively, were outstanding. The promissory notes bears interest of 10% per annum, are unsecured and mature on December 31, 2025.

During the six months ended June 30, 2021, the Company issued promissory notes of $136,459 for $19,217 of cash advanced to the Company and $91,192 to settle notes payable and $26,050 to settle accounts payable.

Promissory Note – Related Party

As of June 30, 2022, promissory note – related party of $84,808 (principal $82,740 and interest of $2,068) and $0, respectively, were outstanding. The promissory notes – related party bear interest of 10% per annum, are unsecured, mature on December 31, 2025 and are due to 2130555 Ontario Limited, a Company controlled by Nadav Elituv, the Company's Chief Executive Officer.

During the six months ended June 30, 2021, the Company issued promissory notes – related party of $19,571 for $3,400 to settle accrued liabilities and $16,171 of expenses paid on behalf of the Company.

NOTE 8 – RELATED PARTY TRANSACTIONS

As of June 30, 2022 and December 31, 2021, advances and accrued salary of $28,420 and $39,985, respectively, were due to Nadav Elituv, the Company's Chief Executive Officer. The balance is non-interest bearing, unsecured and have no specified terms of repayment.

During the six months ended June 30, 2022, the Company issued advances due to related party for $97,079 of expenses paid on behalf of the Company and advances due to related party were repaid by the Company with $71,239 in cash. In addition, the Company accrued salary of $99,013 due to Nadav Elituv for the six months ended June 30, 2022 and issued a promissory note for $82,740 to settle due to related party.

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

During the six months ended June 30, 2022, the Company paid Linus Creative Services, a business owned by Bradley Southam, a director or the Company, $16,984 for advertising services.

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

On July 1, 2021, the Company executed an employment agreement for the period from July 1, 2021 to June 30, 2022 with Nadav Elituv, the Chief Executive Officer of the Company whereby the Company shall pay 30,000 shares of Series A Convertible Preferred Stock of the Company, 60,000,000 shares of Common Stock of the Company and an annual salary of $216,000 payable monthly on the first day of each month from available funds, commencing on July 1, 2021. On October 1, 2021, the Company and Nadav Elituv amended the employment agreement to (i) cancel annual salary of $216,000 payable monthly and (ii) enter in to a consulting agreement to pay 2130555 Ontario Limited, a Company controlled by Nadav Elituv, a monthly consulting fee of $17,400 (CAD $22,000 per month) for services for the period from October 1, 2021 to June 30, 2022. On March 26, 2022, the Company and Nadav Elituv further amended the employment agreement to (i) change the termination date from June 30, 2022 to December 31, 2022; (ii) pay an additional 10,500 shares of Series A Convertible Preferred Stock of the Company and (iii) pay an additional 50,000,000 shares of Common Stock of the Company.

Stock-based compensation – salaries expense related to these employment agreements for the six months ended June 30, 2022 and 2021 is $13,504,200 and $36,350, respectively. Stock-based compensation – salaries expense was recognized ratably over the requisite service period. (See Note 10).

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

On October 7, 2020, the Company filed a Certificate of Designation with the Delaware Secretary of State thereby designating thirty thousand (30,000) shares as Series C Convertible Preferred Stock, par value $0.001 per share (“Series C Stock”). Each share of Series C Stock (i) has a liquidation value of $100, subject to various anti-dilution protections (ii) is convertible into shares of common stock of the Company six months after the date of issuance at a price of $0.25 per share effective June 30, 2022, subject to various anti-dilution protections (iii) on conversion will receive an aggregate number of shares of common stock as is determined by dividing the liquidation value by the conversion price. Series C Stock are non-voting. On June 24, 2021, the board of directors approved the increase in the number of designated shares of Series C Convertible Preferred Stock from 5,000 to 30,000 and reduction of the conversion price from $0.0035 per share to $0.002 per share. On April 27, 2022, a 1 for 1,000 reverse stock split of the Company’s common stock took effect which increased the conversion rate of from $0.002 per share to $2.00 per share. On June 30, 2022, the Company made an amendment to the Certificate of Designation of its Series C Stock which lowered the fixed conversion price from $2.00 per share to $0.25 per share.

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

On April 27, 2022, a 1 for 1,000 reverse stock split of the Company’s common stock took effect which increased the conversion rate of

(i) Series A Stock from 1 (one) share of Series A Stock for 1 (one) share of common stock (pre-reverse stock-split) to 1 (one) share of Series A Stock for 1,000 (one thousand) shares of common stock (post-reverse stock-split) (ii) Series B Stock from 1 (one) share of Series B Stock for 1 (one) share of common stock (pre-reverse stock-split) to 1 (one) share of Series B Stock for 1,000 (one thousand) shares of common stock (post-reverse stock-split) and (iii) Series D Stock from 1 (one) share of Series D Stock for 1 (one) share of common stock (pre-reverse stock-split) to 1 (one) share of Series D Stock for 100 (one hundred) shares of common stock (post-reverse stock-split). The Company accounted for the increase in the conversion rates as an extinguishment and recorded a deemed dividend (contribution) in accordance with ASC 260-10-599-2. As such, on April 27, 2022, the shares of Series A Stock, Series B Stock and Series D Stock were recorded at fair value of $1,966,043, $209,585 and $39,921, respectively, and resulting in a deemed dividend (contribution) of $1,396,721, ($1,354,515) and ($749,085), respectively.

On June 30, 2022, the Company made an amendment to the Certificate of Designation of its Series C Stock which lowered the fixed conversion price from $2.00 per share to $0.25 per share. The Company accounted for the amendment as an extinguishment and recorded a deemed dividend in accordance with ASC 260-10-599-2. As such, on June 30, 2022, the shares of Series C Stock recorded at fair value of 296,951 resulting in a deemed contribution of $834,001.

On June 30, 2022 the Company issued 80,000 of Series C Convertible Preferred Stock with a fair value of $2,288,000 for prepaid advertising expense.

Series A Stock, Series B Stock Series C Stock and Series D Stock has been classified as temporary equity (outside of permanent equity) on the consolidated balance sheet on June 30, 2022 and December 31, 2022 because other tainting contracts such as convertible notes have inadequate available authorized shares of the Company for settlement.

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

During the six months ended June 30, 2022, the Company elected to convert $102,840 of principal and interest of non-redeemable convertible notes into 19,410,000 shares of common stock of the Company with a fair value of $2,974,290 resulting in a loss of extinguishment of debt of $2,871,450.

On April 27, 2022, the Company issued 90,000,000 shares of common stock with a fair value of $13,500,000 to Nadav Elituv, the Company's Chief Executive Officer, due under his employment agreement dated July 1, 2021, amended on October 1, 2021 and March 26, 2022.

On April 28, 2022, the Holders of Series B Stock elected to convert 4,000 shares of Series B Stock into 4,000,000 shares of common stock resulting in a $39,521 reduction in the carrying value of Series B Stock..

On May 4, 2022, the Holders of Series D Stock elected to convert 40,000 shares of Series D Stock into 4,000,000 shares of common stock resulting in a $39,521 reduction in the carrying value of Series D Stock..

Common stock to be issued

On June 30, 2022 and December 31, 2021, the Company had an obligation to issue 32,000 shares of common stock valued at $336,000 and 32,000 shares of common stock valued at $336,000, respectively, for stock-based compensation – consulting services. These shares relate to an agreement dated August 1, 2020 for services to be provided from August 1, 2020 to July 31, 2022 whereby the Company shall pay 50,000 shares of Common Stock of the Company with a fair value of $525,000 for consulting. The shares are expensed the earlier of (i) the date of issue of shares or (ii) on a straight line over the life of the contract.

NOTE 11 - SUBSEQUENT EVENTS

Cancellation of Stock

On July 26, 2022, Nadav Elituv, our Chief Executive Officer, agreed to return 175,000 shares of Series A Stock to treasury for cancellation for no consideration.

Canadian Securities Exchange Trading Date

The Company received approval from the Canadian Securities Exchange (the "CSE") to list its common shares (the "Common Shares") on the CSE. Trading of the Common Shares in the capital of the Company commenced on August 5, 2022, under the symbol "TWOH".

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

In July 2021, the Company made the strategic decision to focus exclusively on the grocery market through three on-demand branches of its grocery businesses: gocart.city, Grocery Originals, and Cuore Food Services. All three of such branches of the Company’s business share industry standard warehouse storage space and inventory. The Company’s inventory is updated continuously and consists of produce, meats, pantry items, bakery & pastry goods, gluten-free goods, and organic items, acquired from various different suppliers in Canada and internationally, with whom the Company and its principals have cultivated long-term relationships.

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

The Company also employs a social media manager to oversee and increase engagement with customers by using platforms such as Facebook, Twitter, Instagram and Google. The ads that are posted on these platforms are generic branding related to the Company, as well as the promotion of particular sale items. Moreover, the Company has an agreement with SRAX, Inc. to boost such engagement.

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

We believe the following critical accounting policies, among others, may be impacted significantly by judgment, assumptions and estimates used in the preparation of the Financial Statements:

GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the six months ended June 30, 2022, the Company incurred a net loss of $17,701,158 and used cash in operating activities of $506,838, and on June 30, 2022, had stockholders’ deficit of $3,340,562. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a period one year from the date that the financial statements are issued. The Company will be dependent upon the raising of additional capital through placement of its common stock in order to implement its business plan. There can be no assurance that the Company will be successful in this situation. The Company is unable to predict the effect, if any, that the coronavirus COVID-19 global pandemic may have on its access to the financing markets. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might result from this uncertainty. We are currently funding our operations by way of cash advances from our Chief Executive Officer, note holders, shareholders and others. On April 14, 2022, the Company entered into a binding Grid Promissory Note and Credit Facility Agreement (the “Line of Credit”) with The Cellular Connection Ltd. Pursuant to the Line of Credit, the Company can borrow from the Lender up to CAD$750,000 in principal in increments of at least CAD$50,000 upon five business days’ notice. The funds due for repayment on May 1, 2024, and the principal bears interest at 8% per annum, payable monthly. As at the date of this Form 10-Q, no funds have been borrowed by the Company pursuant to the Line of Credit. There can be no assurances that we will be able to receive further commitments, loans or advances from them or other persons in the future.

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

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2022 AND 2021

Sales, Cost of goods sold, Gross profit:

	Three months ended June 30,		Change
	2022 $	2021 $	$	%
Sales	190,691	174,774	15,917	9
Cost of goods sold	196,969	154,966	42,003	27
Gross profit (loss)	(6,278)	19,808	(26,086)	(132)
Gross profit %	(3.3)%	11.3%

Breakdown of sales by branch:

	Three months ended June 30,		Change
	2022 $	2021 $	$	%
gocart.city – online delivery	54,677	48,585	6,092	13
Grocery Originals and Cuore Food Service – retail and wholesale distribution	136,014	126,189	9,825	8
Total sales	190,691	174,774	15,917	9

The gocart.city grocery delivery application was released in early June 2020 and gocart.city wholesale commenced sale of dry goods and produce to other businesses in July 2020. Our gross profit is less than expected due to the expiry and write-off of inventory during the three months ended June 30, 2022. We have carefully reviewed our inventory and do not expect further significant write-offs for expired inventory during 2022. We expect our gross profit to increase to 15% by December 31, 2022 as we reduce coupons to obtain new customers.

Operating expenses:

	Three months ended June 30,		Change
	2022 $	2021$	$	%
Salaries and benefits	13,571,665	53,800	13,517,865	25,126
Occupancy expense	25,309	7,224	18,085	250
Advertising and travel	19,169	9,670	9,499	98
Auto expenses	11,739	5,778	5,961	103
Consulting	282,145	260,231	21,914	8
Depreciation and Amortization	747	439	308	70
Design	0	9,713	(9,713)	(100)
Bad debt	9,328	0	9,328	—
Office and general expenses	21,478	81,560	(60,082)	(74)
Professional fees	58,199	18,391	39,808	216
Freight and delivery	21,484	—	21,484	—
Total operating expenses	14,021,263	446,806	13,574,457	3,038

Our total operating expenses for the three months ended June 30, 2022 was $14,021,263, compared to $446,806 for the three months ended June 30, 2021, respectively. The increase in total operating expense is primarily due to an increase in stock-based compensation paid to officers, directors and consultants.

Total operating expense includes stock-based compensation for the three months ended June 30, 2022 and 2021 which comprises of 0 and 10,500 shares of common stock issued valued at $0 and $21,000, respectively for consulting services.

Total operating expense also includes stock-based compensation for the three months ended June 30, 2022 and 2021 which comprises of 90,000,000 and 8,000 shares of common stock issued valued at $13,500,000, and $16,000, respectively, for salaries and compensation for our officers and directors.

Salaries and benefits for the three months ended June 30, 2022, comprise primarily of stock issued to Nadav Elituv, our Chief Executive Officer with a fair value of $13,500,000.

Salaries and benefits for the three months ended June 30, 2021, also includes stock issued to officers and directors with a fair value of $16,000 and accrued but unpaid salary to Nadav Elituv, our Chief Executive Officer, of $37,800.

Advertising and travel includes expenses for online advertising, website, meals and entertainment.

For the three months ended June 30, 2022, consulting comprises primarily stock-based compensation expense (i) $143,184 for the expenditure of advertising credits with SRAX, Inc. (ii) $65,445 for consulting fees and (iii) $73,473 paid to contractors to manage our grocery business.

Professional fees comprise of audit, legal, filing fees and contract accountant. The increase in professional fees is primarily due to legal fees related to the prospectus dated April 21, 2022 filed with Ontario Securities Commission and British Columbia Securities Commission and our listing application with the Canadian Securities Exchange.

Other income (expense):

	Three months ended June 30,		Change
	2022 $	2021 $	$	%
Amortization of debt discount and interest expense	(32,570)	(61,068)	28,498	(47)
Loss on settlement of debt	(2,287,450)	(1,517,348)	(770,102)	51
Initial derivative expense	—	(14,206)	14,206	(100)
Change in fair value of derivative liabilities	—	32,511	32,511	(100)
Total operating expenses	(2,320,020)	(1,560,111)	(759,909)	49

Amortization of debt discount and interest expense for the three months ended June 30, 2022 was $32,570, compared to $61,067 for the three months ended June 30, 2021. Amortization of debt discount and interest expense relates to the issuance of non-redeemable convertible notes, convertible notes and promissory notes.

During the three months ended June 30, 2022 and 2021, the Company elected to convert $1,840 and $102,264 of principal and interest of a non-redeemable convertible note into 18,400,000 and 639,721 shares of common stock of the Company resulting in a loss on settlement of debt of $2,287,450 and $1,517,348, respectively.

Initial derivative expense of $14,206 for the three months ended June 30, 2021 represents the difference between the fair value of the total embedded derivative liability of $89,206 and the cash received of $75,000 for the convertible note issued on May 27, 2021.

During the three months ended June 30, 2022 and 2021, the gain (loss) due to the change in fair value of derivative liabilities was $0 and $32,511, respectively.

Net loss for the period:

	Three months ended June 30,		Change
	2022 $	2021 $	$	%
Net loss attributed to Two Hands Corporation	(16,347,561)	(1,987,108)	(14,360,453)	723

Our net loss for three months ended June 30, 2022 was $16,347,561, compared to $1,987,108 for the three months ended June 30, 2021, respectively. Our losses during the three months ended June 30, 2022 and 2021 are primarily due to costs associated with professional fees, our transfer agent, investor relations, stock-based compensation paid to officers, directors and consultants and loss on settlement of debt.

COMPARISON OF RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

Sales, Cost of goods sold, Gross profit:

	Six months ended June 30,		Change
	2022 $	2021 $	$	%
Sales	389,730	364,081	25,649	7
Cost of goods sold	375,494	325,776	49,718	15
Gross profit	14,236	38,305	(24,069)	(63)
Gross profit %	3.7%	10.5%

Breakdown of sales by branch:

	Six months ended June 30,		Change
	2022 $	2021 $	$	%
gocart.city – online delivery	121,305	103,627	17,678	17
Grocery Originals and Cuore Food Service – retail and wholesale distribution	268,425	260,454	7,971	3
Total sales	389,730	364,081	25,649	7

The gocart.city grocery delivery application was released in early June 2020 and gocart.city wholesale commenced sale of dry goods and produce to other businesses in July 2020. Our gross profit is less than expected due to the expiry and write-off of inventory during the six months ended June 30, 2022. We have carefully reviewed our inventory and do not expect further significant write-offs for expired inventory during 2022. We expect our gross profit to increase to 15% by December 31, 2022 as we reduce coupons to obtain new customers.

Operating expenses:

	Six months ended June 30,		Change
	2022 $	2021 $	$	%
Salaries and benefits	13,634,471	111,950	13,522,521	12,079
Occupancy expense	53,955	14,193	39,762	280
Advertising and travel	66,286	20,906	45,380	217
Auto expenses	23,757	8,853	14,904	168
Consulting	706,289	918,337	(212,048)	(23)
Depreciation and Amortization	3,706	870	2,836	326
Design	0	15,029	(15,029)	(100)
Bad debt	9,328	—	9,328	—
Office and general expenses	96,208	156,905	(60,697)	(39)
Professional fees	140,521	56,702	83,819	148
Freight and delivery	46,655	—	46,655	—
Total operating expenses	14,781,176	1,303,745	13,477,431	1,034

Our total operating expenses for the six months ended June 30, 2022 was $14,781,176, compared to $1,303,745 for the six months ended June 30, 2021, respectively. The increase in total operating expense is primarily due to an increase in stock-based compensation paid to officers, directors and consultants.

Total operating expense includes stock-based compensation for the six months ended June 30, 2022 and 2021 which comprises of 0 and 40,500 shares of common stock issued valued at $0 and $291,000, respectively for consulting services.

Total operating expense also includes stock-based compensation for the six months ended June 30, 2022 and 2021 which comprises of 90,000,000 and 12,000 shares of common stock issued valued at $13,500,000, and $36,350, respectively, for salaries and compensation for our officers and directors.

Salaries and benefits for the six months ended June 30, 2022, comprise primarily of stock issued to Nadav Elituv, our Chief Executive Officer with a fair value of $13,504,200.

Salaries and benefits for the six months ended June 30, 2021, include stock issued to officers and directors with a fair value of $36,350 and accrued but unpaid salary to Nadav Elituv, our Chief Executive Officer, of $75,600.

Advertising and travel includes expenses for online advertising, website, meals and entertainment.

For the six months ended June 30, 2022, consulting comprises primarily stock-based compensation expense (i) $415,866 for the expenditure of advertising credits with SRAX, Inc. (ii) $130,171 for consulting fees and (iii) $156,051 paid to contractors to manage our grocery business.

Professional fees comprise of audit, legal, filing fees and contract accountant. The increase in professional fees is primarily due to legal fees related to the prospectus dated April 21, 2022 filed with Ontario Securities Commission and British Columbia Securities Commission and our listing application with the Canadian Securities Exchange.

Other income (expense):

	Six months ended June 30,		Change
	2022 $	2021 $	$	%
Amortization of debt discount and interest expense	(62,768)	(130,966)	68,198	(52)
Loss on settlement of debt	(2,871,450)	(3,456,925)	585,475	(17)
Initial derivative expense	—	(126,322)	126,322	(100)
Change in fair value of derivative liabilities	—	101,124	(101,124)	(100)
Total operating expenses	(2,934,218)	(3,613,089)	678,871	(19)

Amortization of debt discount and interest expense for the six months ended June 30, 2022 was $62,768, compared to $130,966 for the six months ended June 30, 2021. Amortization of debt discount and interest expense relates to the issuance of non-redeemable convertible notes, convertible notes and promissory notes.

During the six months ended June 30, 2022 and 2021, the Company elected to convert $102,840 and $170,349 of principal and interest of a non-redeemable convertible note into 19,410,000 and 1,092,045 shares of common stock of the Company resulting in a loss on settlement of debt of $2,871,450 and $3,413,884, respectively.

During the six months ended June 30, 2022 and 2021, the holders of the convertible notes also elected to convert 0 shares and 63,672 shares of the Company with a fair value of $0 and $218,127 resulting in a loss on settlement of debt of $0 and $43,041, respectively.

Initial derivative expense of $126,322 for the six months ended June 30, 2021 represents the difference between the fair value of the total embedded derivative liability of 351,322 and the cash received of $225,000 for the convertible note issued on February 23, 2021.

During the six months ended June 30, 2022 and 2021, the gain (loss) due to the change in fair value of derivative liabilities was $0 and $101,124, respectively.

Net loss for the period:

	Six months ended June 30,		Change
	2022 $	2021 $	$	%
Net loss attributed to Two Hands Corporation	(17,701,158)	(4,878,529)	12,822,629	263

Our net loss for six months ended June 30, 2022 was $17,701,158, compared to $4,878,529 for the six months ended June 30, 2021, respectively. Our losses during the six months ended June 30, 2022 and 2021 are primarily due to costs associated with professional fees, our transfer agent, investor relations, stock-based compensation paid to officers, directors and consultants and loss on settlement of debt.

QUARTERLY RESULTS OF OPERATIONS

The following is a summary of selected quarterly information that has been derived from the financial statements of the Company. This summary should be read in conjunction with the consolidated financial statements of the Company.

Quarter Ended	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
Sales	$190,691	$199,039	$324,748	$241,417	$174,774	$189,157	$96,194	$54,838
Gross profit (loss)	$(6,278)	$20,514	$19,117	$39,808	$19,808	$18,547	$16,320	$2,344
Operating expenses	$(14,021,263)	$(759,913)	$(1,270,225)	$(693,259)	$(446,806)	$(856,989)	$(836,932)	$(1,626,144)
Other income (expense)	$(2,320,020)	$(614,198)	$(2,155,703)	$(7,397,246)	$(1,560,110)	$(2,052,979)	$(626,383)	$(629,210)
Net loss for the period	$(16,347,561)	$(1,353,597)	$(3,406,811)	$(8,050,697)	$(1,987,108)	$(2,891,421)	$(1,446,995)	$(2,253,010)
Basic and diluted net loss per share	$(0.18)	$(0.20)	$(0.63)	$(2.68)	$(1.26)	$(2.99)	$(2.64)	$(11.83)

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2022

Cash flows used in operating activities

	Six months ended June 30,		Change
	2022 $	2021 $	$	%
Net cash used in operating activities	(506,838)	(165,818)	(341,020)	206

Our net cash used in operating activities for the six months ended June 30, 2022 and 2021 is $506,838 and $165,818, respectively. Our net loss for the six months ended June 30, 2022 of $17,701,158 was the main contributing factor for our negative cash flow. We were able to mostly offset the cash used in operating activities by using our stock to pay for expenses such as amortization of prepaid expense of $546,038, stock-based compensation of $13,504,200, amortization of debt discount of $62,768 and loss on debt settlement of $2,871,450.

Cash flows used in investing activities

	Six months ended June 30,		Change
	2022 $	2021 $	$	%
Net cash used in investing activities	—	(1,200)	—	—

Our net cash (used in) provided by investing activities for the six months ended June 30, 2022 and 2021 is $0 and $1,200, respectively.

Cash flows from financing activities

	Six months ended June 30,		Change
	2022 $	2021 $	$	%
Net cash from financing activities	25,840	264,285	(238,445)	(90)

Our net cash provided by financing activities for the six months ended June 30, 2022 is $25,840 and $264,285, respectively. Cash from financing activities in 2022 is primarily due to net advances from related party. Cash from financing activities in 2021 is primarily due to the issuance of convertible notes, non-redeemable notes and promissory notes.

As of June 30, 2022, we had cash of $49,131, working capital of $2,167,226 and total liabilities of $1,413,607. We believe our current cash balance is sufficient to fund our operations during the next 12 months because on April 14, 2022, the Company entered into a binding Grid Promissory Note and Credit Facility Agreement (the “Line of Credit”) with The Cellular Connection Ltd. Pursuant to the Line of Credit, the Company can borrow from the Lender up to CAD$750,000 in principal in increments of at least CAD$50,000 upon five business days’ notice. The funds due for repayment on May 1, 2024, and the principal bears interest at 8% per annum, payable monthly. As at the date of this Form 10-Q, no funds have been borrowed by the Company pursuant to the Line of Credit the Company does not expect significant cash outlays for advertising in the next year as there are $2,436,811 in advertising credits with SRAX, Inc. included in prepaid expense and we expect to reduce the cash expended on contractors in the next year as we plan to pay them in shares of the Company.

Our working capital as of June 30, 2022 and December 31, 2021 is as follows:

	June 30, 2022	December 31, 2021
Current assets	$2,789,536	$1,608,848
Current liabilities	622,310	552,998
Working capital	$2,167,226	$1,055,850

The Company is continuing to focus improving cash flows from operations by reducing incentives to customers, by making purchases from different suppliers, accelerating the collection of accounts receivable, managing accounts payable balances and by paying our officers, directors, consultants and staff with our stock.

The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the six months ended June 30, 2022, the Company incurred a net loss of $17,701,158 and used cash in operating activities of $506,838 and on June 30, 2022, had stockholders’ deficit of $3,340,562. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The Company’s independent registered public accounting firm, in their report on the Company’s financial statements for the year ended December 31, 2021, expressed substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty should we be unable to continue as a going concern.

Over the next 12 months we expect to expend approximately $384,000 in cash to implement our business plan.

Cash Required to Implement of Business Plan
Estimated remaining Canadian Securities Exchange listing costs	$25,000
Operations and Logistics	30,000
General and Administration	248,000
Total Estimated Cash Expenditures	$303,000

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

Commitments for future capital expenditures at June 30, 2022 is as follows:

	Payments Due by Period
Contractual obligations	Total $	Less than 1 year $	1 - 3 years $	4 – 5 years $	After 5 years $
Accounts payable and accrued liabilities	579,288	579,288	—	—	—
Debt	339,178	34,516	—	304,662	—
Non-redeemable convertible notes	466,223	—	—	466,223	—
Financial lease Obligations	—	—	—	—	—
Operating leases(1)	28,918	8,506	20,412	—	—
Purchase obligations	—	—	—	—	—
Total contractual obligations	1,413,607	622,310	20,412	770,885	—

 Notes:

(1)	Leases for retail space, equipment and warehousing is currently month to month. Deliveries are currently outsourced.

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

RELATED PARTY TRANSACTIONS

Six months ended June 30, 2022 and 2021

Due to Related Party

As of June 30, 2022 and December 31, 2021, advances and accrued salary of $28,420 and $39,985, respectively, were due to Nadav Elituv, the Company's Chief Executive Officer. The balance is non-interest bearing, unsecured and have no specified terms of repayment.

During the six months ended June 30, 2022, the Company issued advances due to related party for $97,079 of expenses paid on behalf of the Company and advances due to related party were repaid by the Company with $71,239 in cash. In addition, the Company accrued salary of $99,013 due to Nadav Elituv for the six months ended June 30, 2022 and issued a promissory note for $82,740 to settle due to related party.

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

During the six months ended June 30, 2022, the Company paid Linus Creative Services, a business owned by Bradley Southam, a director of the Company, $16,984 for advertising services.

Promissory Notes – Related Party

As of June 30, 2022, promissory note – related party of $84,808 (principal $82,740 and interest of $2,068) and $0, respectively, were outstanding. The promissory notes – related party bear interest of 10% per annum, are unsecured, mature on December 31, 2025 and are due to 2130555 Ontario Limited, a Company controlled by Nadav Elituv, the Company's Chief Executive Officer.

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

CHANGES IN ACCOUNTING POLICIES INCLUDING INITIAL ADOPTION

Refer to Note 2 in the condensed consolidated financial statements for the six months ended June 30, 2022 and Note 2 in the condensed consolidated financial statement for the six months ended June 30, 2022 for information on accounting policies.

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

Refer to Note 2 in the condensed consolidated financial statements for the six months June 30, 2022 and Note 2 in the condensed consolidated financial statements.

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

OUTSTANDING SHARE DATA

As of August 12, 2022, the following securities were outstanding:

Common stock: 123,415,558 shares

Series A Convertible Preferred Stock: 25,000

Series B Convertible Preferred Stock: 17,000

Series C Convertible Preferred Stock: 90,000

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended June 30, 2022, the Company elected to convert $1,840 of principal and interest of a non-redeemable convertible note into 18,400,000 shares of common stock of the Company resulting in a loss on settlement of debt of $2,287,450.

On April 27, 2022, the Company issued 90,000,000 shares of common stock with a fair value of $13,500,000 to Nadav Elituv, the Company's Chief Executive Officer, due under his employment agreement dated July 1, 2021, amended on October 1, 2021 and March 26, 2022.

On April 28, 2022, the Holders of Series B Stock elected to convert 4,000 shares of Series B Stock into 4,000,000 shares of common stock.

On May 4, 2022, the Holders of Series D Stock elected to convert 40,000 shares of Series D Stock into 4,000,000 shares of common stock.

On June 30, 2022 the Company issued 80,000 of Series C Convertible Preferred Stock with a fair value of $2,288,000 for prepaid advertising expense.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

During the quarter ended June 30, 2022, we did not have any defaults upon senior securities.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Certificate of Incorporation, dated April 3, 2009		S-1		3.1	6/22/2010
3.2	Bylaws, dated April 3, 2009		S-1		3.2	6/22/2010
3.3	Certificate of Amendment to the Certificate of Incorporation, dated August 8, 2013		10-Q	6/30/2013	3.3	8/14/2013
3.4	Certificate of Amendment to the Certificate of Incorporation, dated July 27, 2016		8-K	9/1/2016	3.1	9/1/2016
3.5	Certificate of Amendment to the Certificate of Incorporation, dated August 27, 2018		8-K	9/10/2018	3.1	9/10/2018
3.6	Certificate of Amendment to the Certificate of Incorporation, dated November 18, 2019		8-K	12/12/2019	3.1	12/12/2019
3.7	Certificate of Amendment to the Certificate of Incorporation, dated July 16, 2021		8-K	7/16/2021	3.1	7/22/2021
3.8	Certificate of Amendment to the Certificate of Incorporation, dated January 3, 2022		8-K	1/3/2022	3.1	1/6/2022
3.9	Certificate of Amendment to the Certificate of Incorporation, As Amended, dated March 21, 2022		8-K	4/25/2022	3.1	4/26/2022
4.1	Specimen Stock Certificate		S-1		4.1	6/22/2010
4.2	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, dated August 6, 2013		10-Q	6/30/2013	4.2	8/14/2013
4.3	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock, dated December 12, 2019		8-K	12/12/2019	3.1	12/19/2019
4.4	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock, dated October 7, 2020		8-K	10/07/2020	3.1	10/08/2020
4.5	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock, dated June 24, 2021		8-K	6/24/2021	3.1	7/1/2021
4.6	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock, dated September 1, 2021		8-K	9/1/2021	3.1	9/1/2021
4.7	Amended and Restated Designation of Series A Convertible Preferred Stock of Two Hands Corporation, dated April 21, 2022		8-K	4/21/2022	3.1	4/26/2022
4.8	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock, dated July 5, 2022	X
10.1	Innovative Product Opportunities Inc. Trust Agreement		S-1		10.1	6/22/2010
10.2	Side Letter Agreement, The Cellular Connection Ltd., dated January 8, 2018		10-K	12/31/2017	10.2	3/29/2018
10.3	Side Letter Agreement, Stuart Turk, dated January 8, 2018		10-K	12/31/2017	10.3	3/29/2018
10.4	Side Letter Agreement, Jordan Turk, dated April 12, 2018		10-Q	3/31/2018	10.4	5/21/2018
10.5	Side Letter Agreement, Jordan Turk, dated May 10, 2018		10-Q	3/31/2018	10.5	5/21/2018
10.6	Side Letter Agreement, Jordan Turk, dated September 13, 2018		10-K	12/31/2018	10.6	4/1/2019
10.7	Side Letter Agreement, The Cellular Connection Ltd., dated January 31, 2019		10-K	12/31/2018	10.7	4/1/2019
10.8	Side Letter Agreement, Stuart Turk, dated January 31, 2019		10-K	12/31/2018	10.8	4/1/2019
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data Files as its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition	X
104	Cover page formatted as Inline XBRL and contained in Exhibit 101	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TWO HANDS CORPORATION

August 15, 2022	By: /s/ Nadav Elituv Nadav Elituv, President, Chief Executive Officer and Director (Principal Executive Officer)

By: /s/ Steven Gryfe Steven Gryfe, Chief Financial Officer (Principal Financial and Accounting Officer)

