Form 10-Q
period 2022-09-30
Two Hands Corp
filed 2022-11-14
CIK 1494413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Common Stock, $.0001 Par Value

(Title of class)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 14, 2022, the issuer had 132,402,624 shares of its common stock issued and outstanding, par value $0.0001 per share.

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

3

TWO HANDS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2022

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

TWO HANDS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
ASSETS	(Unaudited)

Current assets
Cash	$20,846	$533,295
Accounts receivable, net	178,027	163,197
VAT taxes receivable	13,369	24,563
Inventory	78,716	154,848
Prepaid expense	2,443,495	732,945
Total current assets	2,734,453	1,608,848

Property and equipment, net	13,321	6,974
Operating lease right-of-use asset	25,061	33,612

Total assets	$2,772,835	$1,649,434

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$685,944	$498,428
Due to related party	40,715	39,985
Notes payable	6,068	6,103
Deferred revenue	21,774	—
Current portion of operating lease right-of-use liability	8,026	8,482
Total current liabilities	762,527	552,998
Long-term liabilities
Line of credit	73,006	—
Promissory notes	224,528	210,527
Promissory note - related party	81,173	—
Non-redeemable convertible notes, net	492,023	517,717
Operating lease right-of-use liability, net of current portion	17,035	25,130
Total long-term liabilities	887,765	753,374

Total liabilities	1,650,292	1,306,372

Commitments and Contingencies	—	—

Temporary equity
Series A convertible preferred stock; $0.01 par value; 200,000 shares designated, 25,000 and 189,500 shares issued and outstanding, respectively	249,505	595,122
Series B convertible preferred stock; $0.01 par value; 100,000 shares designated, 11,000 and 21,000 shares issued and outstanding, respectively	109,783	1,564,100
Series C convertible preferred stock; $0.001 par value; 150,000 shares designated, 90,000 shares and 10,000 shares issued and outstanding, respectively	2,584,951	1,130,952
Series D convertible preferred stock; $0.001 par value; 200,000 shares designated, 0 shares and 40,000 shares issued and outstanding, respectively	—	789,006
Total temporary equity	2,944,239	4,079,180

Stockholder's deficit
Preferred stock; $0.001 par value; 1,000,000 shares authorized, 0 issued and outstanding	—	—
Common stock; $0.0001 par value; 12,000,000,000 shares authorized, 132,402,624 and 6,000,000 shares issued and outstanding, respectively	13,242	600
Additional paid-in capital	78,776,207	58,151,817
Common stock to be issued	336,000	336,000
Accumulated other comprehensive income	42,798	4,870
Accumulated deficit	(80,989,943)	(62,229,405)
Total stockholders' deficit	(1,821,696)	(3,736,118)

Total liabilities and stockholders' deficit	$2,772,835	$1,649,434

The accompanying footnotes are an integral part of these unaudited financial statements.

TWO HANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021

Sales	$172,783	$241,417	$562,513	$605,498
Cost of goods sold	159,124	201,609	534,618	527,385
Gross profit	13,659	39,808	27,895	78,113

Operating expenses
General and administrative	304,452	693,259	15,085,628	1,997,004
Total operating expenses	304,452	693,259	15,085,628	1,997,004

Loss from operations	(290,793)	(653,451)	(15,057,733)	(1,918,891)

Other income (expense)
Amortization of debt discount and interest expense	(33,287)	(130,594)	(96,055)	(261,560)
Loss on settlement of debt	(735,300)	(7,360,278)	(3,606,750)	(10,817,203)
Initial derivative expense	—	—	—	(126,322)
Change in fair value of derivative liabilities	—	93,626	—	194,750
Total other income (expense)	(768,587)	(7,397,246)	(3,702,805)	(11,010,335)

Net loss attributable to Two Hands Corporation	(1,059,380)	(8,050,697)	(18,760,538)	(12,929,226)

Less: deemed dividend - Series A Stock modification	—	—	(1,396,721)	—
Add: deemed contribution - Series B Stock modification	—	—	1,354,515	—
Add: deemed contribution - Series C Stock modification	—	—	834,001	—
Add: deemed contribution - Series D Stock modification	—	—	749,085	—

Net loss attributable to Two Hands Corporation common shareholders	$(1,059,380)	$(8,050,697)	$(17,219,658)	$(12,929,226)

Other comprehensive income (loss)
Foreign exchange income	36,227	—	37,928	—
Total other comprehensive income	36,227	—	37,928	—

Comprehensive loss	$(1,023,153)	$(8,050,697)	$(17,181,730)	$(12,929,226)

Net loss per common share - basic and diluted	$(0.01)	$(2.68)	$(0.24)	$(6.97)

Weighted average number of common shares outstanding - basic and diluted	125,175,444	2,998,955	71,802,843	1,854,661

The accompanying footnotes are an integral part of these unaudited financial statements.

TWO HANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the three and nine months ended September 30, 2022
(Unaudited)

	Common Stock		Common Stock to be	Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Issued	Capital	Income	Deficit	Deficit
Balance, June 30, 2022	123,415,558	$12,342	$336,000	$76,235,088	$6,571	$(79,930,563)	$(3,340,562)

Stock issued for conversion of non-redeemable convertible notes	3,000,000	300	—	735,300	—	—	735,600
Stock issued for conversion of Series B Stock	6,000,000	600	—	59,281	—	—	59,881
Cancellation of Series A Stock	—	—	—	1,746,538	—	—	1,746,538
Cancellation of common stock	(12,934)	—	—	—	—	—	—
Foreign exchange loss	—	—	—	—	36,227	—	36,227
Net loss	—	—	—	—	—	(1,059,380)	(1,059,380)
Balance, September 30, 2022	132,402,624	$13,242	$336,000	$78,776,207	$42,798	$(80,989,943)	$(1,821,696)

	Common Stock		Common Stock to be	Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Issued	Capital	Income	Deficit	Deficit
Balance, December 31, 2021	6,000,000	$600	$336,000	$58,151,817	$4,870	$(62,229,405)	$(3,736,118)

Rounding on reverse split	5,558	1	—	—	—	—	1
Stock issued for conversion of non-redeemable convertible notes	22,410,000	2,241	—	3,707,649	—	—	3,709,890
Stock issued for officer and director compensation	90,000,000	9,000	—	13,491,000	—	—	13,500,000
Stock issued for the conversion of Series B Stock	10,000,000	1,000	—	98,802	—	—	99,802
Stock issued for the conversion of Series D Stock	4,000,000	400	—	39,521	—	—	39,921
Deemed dividend - Series A Stock modification	—	—	—	(1,396,721)	—	—	(1,396,721)
Deemed contribution - Series B Stock modification	—	—	—	1,354,515	—	—	1,354,515
Deemed contribution - Series C Stock modification	—	—	—	834,001	—	—	834,001
Deemed contribution - Series D Stock modification	—	—	—	749,085	—	—	749,085
Cancellation of Series A Stock	—	—	—	1,746,538	—	—	1,746,538
Cancellation of common stock	(12,934)	—	—	—	—	—	—
Foreign exchange loss	—	—	—	—	37,928	—	37,928
Net loss	—	—	—	—	—	(18,760,538)	(18,760,538)
Balance, September 30, 2022	132,402,624	$13,242	$336,000	$78,776,207	$42,798	$(80,989,943)	$(1,821,696)

TWO HANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the three and nine months ended September 30, 2021
(Unaudited)

	Common Stock		Common Stock to be	Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Issued	Capital	Income	Deficit	Deficit
Balance, June 30, 2021	1,903,793	$190	$336,000	$46,902,968	$—	$(50,771,897)	$(3,532,739)

Stock issued for conversion of non-redeemable convertible notes	2,459,980	246	—	7,565,944	—	—	7,566,190
Stock Issued for conversion of convertible notes	83,196	8	—	228,316	—	—	228,324
Stock issued for the conversion of Series C Stock	225,000	23	—	508,905	—	—	508,928
Stock issued for officer and director compensation	30,000	3	—	74,497	—	—	74,500
Net loss	—	—	—	—	—	(8,050,697)	(8,050,697)
Balance, September 30, 2021	4,701,969	$470	$336,000	$55,280,630	$—	$(58,822,594)	$(3,205,494)

	Common Stock		Common Stock to be	Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Issued	Capital	Income	Deficit	Deficit
Balance, December 31, 2020	695,576	$70	$336,000	$42,773,378	$—	$(45,893,368)	$(2,783,920)

Stock issued for conversion of non-redeemable convertible notes	3,552,025	357	—	11,150,067	—	—	11,150,424
Stock issued for conversion of convertible notes	146,868	15	—	446,435	—	—	446,450
Stock issued for the conversion of Series C Stock	225,000	23	—	508,905	—	—	508,928
Stock issued for consulting	40,500	4	—	290,996	—	—	291,000
Stock issued for officer and director compensation	42,000	1	—	110,849	—	—	110,850
Net loss	—	—	—	—	—	(12,929,226)	(12,929,226)
Balance, September 30, 2021	4,701,969	$470	$336,000	$55,280,630	$—	$(58,822,594)	$(3,205,494)

The accompanying footnotes are an integral part of these unaudited financial statements.

TWO HANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(18,760,538)	$(12,929,226)
Adjustments to reconcile net loss to cash used in operating activities

Depreciation and amortization	8,603	1,281
Bad debt	17,949	—
Stock-based compensation	13,504,200	511,850
Amortization of debt discount	96,055	261,560
Loss on settlement of debt	3,606,750	10,817,203
Initial derivative expense	—	126,322
Change in fair value of derivative liabilities	—	(194,750)
Reduction in ROU liability	(6,246)	—
Change in operating assets and liabilities
Accounts and taxes receivable	(38,267)	(85,273)
Prepaid expense	576,745	958,282
Inventory	68,239	—
Deferred revenue	23,388	—
Accounts payable and accrued liabilities	290,300	232,718
Net cash used in operating activities	(612,822)	(300,033)

Cash flows from investing activities
Purchase of property and equipment	(9,784)	(1,945)
Net cash used in investing activities	(9,784)	(1,945)

Cash flow from financing activities
Advances by related party	133,156	90,680
Repayment of advances to related party	(92,325)	(83,747)
Proceeds from notes payable	—	14,895
Proceeds from issuance of shares	—	789,006
Proceeds from promissory notes	77,960	19,151
Proceeds from non-redeemable convertible	—	15,823
Proceeds from convertible notes	—	225,000
Net cash provided by financing activities	118,791	1,070,808

Change in foreign exchange	(8,634)	15,075

Net change in cash	(512,449)	783,905

Cash, beginning of the period	533,295	21,843

Cash, end of the period	$20,846	$805,748

Cash paid during the year
Interest paid	$—	$—
Income taxes paid	$—	$—

Supplemental disclosure of non-cash investing and financing activities
Stock issued to settle accounts payable and accrued liabilities	$—	$207,500
Stock issued to settle non-redeemable convertible notes	$3,709,890	$11,150,424
Stock issued to settle convertible notes	$—	$446,450
Stock issued for prepaid expense	$2,288,000	$1,153,571
Initial debt discount from derivative	$—	$225,000
Transfer of notes payable to promissory notes	$—	$91,192
Transfer of accounts payable and accrued liabilities to promissory notes	$85,285	$29,450
Transfer of due to related party to promissory notes - related party	$—	$19,572
Deemed dividend - Series A Stock modification	$1,396,721	$—
Deemed contribution - Series B Stock modification	$1,354,515	$—
Deemed contribution - Series C Stock modification	$834,001	$—
Deemed contribution - Series D Stock modification	$749,085	$—

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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2022 and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

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

GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the nine months ended September 30, 2022, the Company incurred a net loss of $18,760,538 and used cash in operating activities of $612,822, and on September 30, 2022, had stockholders’ deficit of $1,821,696. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a period one year from the date that the financial statements are issued. The Company will be dependent upon the raising of additional capital through placement of its common stock in order to implement its business plan. There can be no assurance that the Company will be successful in this situation. The Company is unable to predict the effect, if any, that the coronavirus COVID-19 global pandemic may have on its access to the financing markets. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might result from this uncertainty. We are currently funding our operations by way of cash advances from our Chief Executive Officer, note holders, shareholders and others. On April 14, 2022, the Company entered into a binding Grid Promissory Note and Credit Facility Agreement (the “Line of Credit”) with The Cellular Connection Ltd. Pursuant to the Line of Credit, the Company can borrow from the Lender up to CAD $750,000 in principal in increments of at least CAD $50,000 upon five business days’ notice. The funds due for repayment on May 1, 2024, and the principal bears interest at 8% per annum, payable monthly. As at the date of this Form 10-Q, CAD $100,000 have been borrowed by the Company pursuant to the Line of Credit. There can be no assurances that we will be able to receive further commitments, loans or advances from them or other persons in the future.

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

SRAX Inc. provides online advertising services to the Company. SRAX, Inc. during the three months September 30, 2022 had operational issues which prevented the Company from using its prepaid advertising credits. These prepaid advertising credits have a carrying value of $2,436,811 at September 30, 2022. The Company believes that it is probable that SRAX, Inc. will resolve its operational issues during the quarter ended December 31, 2022 and resume providing advertising services to the Company. It is possible this assessment could change at December 31, 2022, which may cause the Company to write-off part or all this prepaid asset. If SRAX, Inc. does not resume advertising services to the Company, the Company expects the 80,000 shares of Series C Convertible Preferred Stock issued on June 30, 2022 to SRAX, Inc. with a carrying value of $2,288,000 will be returned to the Company for cancellation.

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

The allowance for doubtful accounts at September 30, 2022 and December 31, 2021 is $65,026 and $68,673, respectively.

INVENTORY

Inventory consisting of groceries and dry goods are measured at the lower of cost and net realizable value. Cost is determined pursuant to the first-in first out (“FIFO”) method. The cost of inventory includes the purchase price, shipping and handling costs incurred to bring the inventories to their present location and condition. Inventory with a short shelf life that is not utilized within the planned period are immediately expensed in the statement of operations. Estimated gross profit rates are used to determine the cost of goods sold in interim periods. Any significant adjustment that results from the reconciliation with annual physical inventory is disclosed. At September 30, 2022, no valuation allowance was required for spoiled inventory.

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

During the nine months ended September 30, 2022 and 2021, the Company had revenue of $562,513 and $605,498, respectively. In 2022, the Company recognized revenue of $130,990 from the grocery delivery application and $431,523 from the sale of dry goods and produce to other businesses. In 2021, the Company recognized revenue of $132,617 from the grocery delivery application and $472,881 from the sale of dry goods and produce to other businesses.

RESEARCH AND DEVELOPMENT COSTS

Software development costs are included in research and development and are expensed as incurred. FASB ASC Topic 350 Intangibles—Goodwill and Other requires that software development costs incurred subsequent to reaching technological feasibility be capitalized, if material. If the process of developing a new product or major enhancement does not include a detailed program design, technological feasibility is determined only after completion of a working model. To date, the period between achieving technological feasibility and the general availability of such software has been short, and the software development costs qualifying for capitalization have been insignificant. The Company recorded research and development expense of $0 and $0 for the nine months ended September 30, 2022 and 2021, respectively.

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

NET LOSS PER SHARE

Basic net income (loss) per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period increased to include the number of additional common shares that would have been outstanding if potentially dilutive securities had been issued. On September 30, 2022 and 2021, we excluded the common stock issuable upon conversion of non-redeemable convertible notes, convertible notes, Series A Stock, Series B Stock, Series C Stock, Series D Stock and common stock to be issued of 5,253,246,650 shares and 6,906,076,484 shares, respectively, as their effect would have been anti-dilutive.

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

NOTE 3 – NON-REDEEMABLE CONVERTIBLE NOTES

On September 1, 2016, Doug Clark, former Chief Executive Officer and related party, assigned the Side Letter Agreement (“Note”) dated June 10, 2014 with a total carrying value $382,016 to DC Design Inc. (“DC Design”). On September 1, 2016, the Company entered into an amended Side Letter Agreement with DC Design to amend and add certain terms to the Side Letter Agreement and advances from the period from June 25, 2014 to December 24, 2014. Under the terms of the amended Side Letter Agreement, the issue price of the Note is $174,252 with an interest rate 20% per annum and an original maturity date of December 31, 2017 which is subject to automatic annual renewal. In addition, on September 30, 2019, the Company and DC Design entered into an Agreement to change the original maturity date of the Note to December 31, 2021. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.003 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the note. During the year ended December 31, 2021, the Company elected to convert $39,612 of principal and interest into 13,204 shares of common stock of the Company at a conversion price of $3.00 per share. This conversion resulted in a gain on debt settlement of $6,602 due to the requirement to record the share issuance at fair value on the date the shares were issued. The condensed consolidated statement of operations includes interest expense of $0 and $6,602 for the nine months ended September 30, 2022 and 2021, respectively, and $0 and $6,602 for the three months ended September 30, 2022 and 2021, respectively. On September 30, 2022 and December 31, 2021, the carrying amount of the Note is $0 and $0, respectively. This Note has been paid in full.

On January 8, 2018, the Company entered into a Side Letter Agreement (“Note”) with a non-related investor, Stuart Turk, to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $244,065 issued by the Company during the period of July 2014 and December 2017. The issue price of the Note is $244,065 with a face value of $292,878 and the Note has an original maturity date of December 31, 2018 which is subject to automatic annual renewal. On June 29, 2021, the Company and Stuart Turk entered into an Agreement to change the original maturity date of the Note to December 31, 2025. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2022. During the year ended December 31, 2020, the Company elected to convert $1,400 of principal and interest into 14,000 shares of common stock of the Company at a conversion price of $0.10 per share. These conversions resulted in a loss on debt settlement of $58,800 due to the requirement to record the share issuance at fair value on the date the shares were issued. During the year ended December 31, 2021, the Company elected to convert $286,957 of principal and interest into 2,869,571 shares of common stock of the Company at a conversion price of $0.10 per share. These conversions resulted in a loss on debt settlement of $7,693,428 due to the requirement to record the share issuance at fair value on the date the shares were issued. During the nine months ended September 30, 2022 (prior to the reverse stock split on April 27, 2022), the Company elected to convert $71,000 of principal and interest into 710,000 shares of common stock of the Company at a conversion price of $0.10 per share. These conversions resulted in a loss on debt settlement of $374,000 due to the requirement to record the share issuance at fair value on the date the shares were issued. During the nine months ended September 30, 2022 (after the reverse stock split on April 27, 2022), the Company elected to convert $1,640 of principal and interest into 16,400,000 shares of common stock of the Company at a conversion price of $0.0001 per share. These conversions resulted in a loss on debt settlement of $2,374,750 due to the requirement to record the share issuance at fair value on the date the shares were issued. The condensed consolidated statement of operations includes interest expense of $32,529 and $62,879 for the nine months ended September 30, 2022 and 2021, respectively, and $10,962 and $21,190 for the three months ended September 30, 2022 and 2021, respectively. On September 30, 2022 and December 31, 2021, the carrying amount of the Note is $177,346 (face value of $188,308 less $10,962 unamortized discount) and $217,457 (face value of $217,457 less $0 unamortized discount), respectively.

On April 12, 2018, the Company entered into a Side Letter Agreement (“Note”) with a non-related investor, Jordan Turk, to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $45,000 issued by the Company during the period of March 19, 2018 to April 12, 2018. The issue price of the Note is $45,000 with a face value of $54,000 and the Note has an original maturity date of December 31, 2018 which is subject to automatic annual renewal. On June 29, 2021, the Company and Jordan Turk entered into an Agreement to change the original maturity date of the Note to December 31, 2025. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. During the year ended December 31, 2020, the Company elected to convert $2,000 of principal and interest into 20,000 shares of common stock of the Company at a conversion price of $0.10 per share. These conversions resulted in a loss on debt settlement of $62,000 due to the requirement to record the share issuance at fair value on the date the shares were issued. During the year ended December 31, 2021, the Company elected to convert $90,048 of principal and interest into 900,480 shares of common stock of the Company at a conversion price of $0.10 per share. These conversions resulted in a loss on debt settlement of $2,918,242 due to the requirement to record the share issuance at fair value on the date the shares were issued. The condensed consolidated statement of operations includes interest expense of $0 and $15,008 for the nine months ended September 30, 2022 and 2021, respectively, and $0 and $7,566 for the three months ended September 30, 2022 and 2021, respectively. On September 30, 2022 and December 31, 2021, the carrying amount of the Note is $0 and $0, respectively. This Note has been paid in full.

On May 10, 2018, the Company entered into a Side Letter Agreement (“Note”) with a non-related investor, Jordan Turk, to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $35,000 issued by the Company on May 9, 2018. The issue price of the Note is $35,000 with a face value of $42,000 and the Note has an original maturity date of December 31, 2018 which is subject to automatic annual renewal. On June 29, 2021, the Company and Jordan Turk entered into an Agreement to change the original maturity date of the Note to December 31, 2025. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. During the year ended December 31, 2021, the Company elected to convert $40,100 of principal and interest into 401,000 shares of common stock of the Company at a conversion price of $0.10 per share. These conversions resulted in a loss on debt settlement of $846,100 due to the requirement to record the share issuance at fair value on the date the shares were issued. During the nine months ended September 30, 2022 (prior to the reverse stock split on April 27, 2022), the Company elected to convert $30,000 of principal and interest into 300,000 shares of common stock of the Company at a conversion price of $0.10 per share. These conversions resulted in a loss on debt settlement of $210,000 due to the requirement to record the share issuance at fair value on the date the shares were issued. During the nine months ended September 30, 2022 (after the reverse stock split on April 27, 2022), the Company elected to convert $500 of principal and interest into 5,000,000 shares of common stock of the Company at a conversion price of $0.0001 per share. These conversions resulted in a loss on debt settlement of $648,000 due to the requirement to record the share issuance at fair value on the date the shares were issued. The condensed consolidated statement of operations includes interest expense of $4,858 and $9,047 for the nine months ended September 30, 2022 and 2021, respectively, and $1,637 and $3,049 for the three months ended September 30, 2022 and 2021, respectively. On September 30, 2022 and December 31, 2021, the carrying amount of the Note is $6,834 (face value of $8,471 less $1,637 unamortized discount) and $32,476 (face value of $32,476 less $0 unamortized discount), respectively.

On September 13, 2018, the Company entered into a Side Letter Agreement (“Note”) with a non-related investor, Jordan Turk, to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $40,000 issued by the Company during the period of July 10 to September 13, 2018. The issue price of the Note is $40,000 with a face value of $48,000 and the Note has an original maturity date of December 31, 2018 which is subject to automatic annual renewal. On June 29, 2021, the Company and Jordan Turk entered into an Agreement to change the original maturity date of the Note to December 31, 2025. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. The condensed consolidated statement of operations includes interest expense of $12,408 and $10,339 for the nine months ended September 30, 2022 and 2021, respectively, and $4,181 and $3,485 for the three months ended September 30, 2022 and 2021, respectively. On September 30, 2022 and December 31, 2021, the carrying amount of the Note is $95,352 (face value of $99,533 less $4,181 unamortized discount) and $82,944 (face value of $82,944 less $0 unamortized discount), respectively.

On January 31, 2019, the Company entered into a Side Letter Agreement (“Note”) with a non-related investor, Stuart Turk, to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $106,968 issued by the Company during the period of January 3, 2018 to December 28, 2018. The issue price of the Note is $106,968 with a face value of $128,362 and the Note has an original maturity date of December 31, 2019 which is subject to automatic annual renewal. On June 29, 2021, the Company and Stuart Turk entered into an Agreement to change the original maturity date of the Note to December 31, 2025. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2022. The condensed consolidated statement of operations includes interest expense of $27,650 and $23,042 for the nine months ended September 30, 2022 and 2021, respectively, and $9,318 and $7,765 for the three months ended September 30, 2022 and 2021, respectively. On September 30, 2022 and December 31, 2021, the carrying amount of the Note is $212,491 (face value of $221,809 less $9,318 unamortized discount) and $184,841 (face value of $184,841 less $0 unamortized discount), respectively.

On January 31, 2019, the Company entered into a Side Letter Agreement (“Note”) with a non-related investor, The Cellular Connection Ltd., to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $20,885 issued by the Company during the period of January 23, 2018 to October 16, 2018. The issue price of the Note is $20,885 with a face value of $25,062 and the Note has an original maturity date of December 31, 2019 which is subject to automatic annual renewal. On September 30, 2019, the Company and The Cellular Connection Ltd. entered into an Agreement to change the original maturity date of the Note to December 31, 2021. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. During the year ended December 31, 2020, the Company elected to convert $115 of principal and interest into 1,150 shares of common stock of the Company at a conversion price of $0.10 per share. These conversions resulted in a loss on debt settlement of $3,795 due to the requirement to record the share issuance at fair value on the date the shares were issued. During the year ended December 31, 2021, the Company elected to convert $35,952 of principal and interest into 359,517 shares of common stock of the Company at a conversion price of $0.10 per share. These conversions resulted in a loss on debt settlement of $1,357,400 due to the requirement to record the share issuance at fair value on the date the shares were issued. The condensed consolidated statement of operations includes interest expense of $0 and $5,992 for the nine months ended September 30, 2022 and 2021, respectively, and $0 and $0 for the three months ended September 30, 2022 and 2021, respectively. On September 30, 2022 and December 31, 2021, the carrying amount of the Note is $0 and $0, respectively. This Note has been paid in full.

On January 20, 2021, the Company entered into a Side Letter Agreement (“Note”) with a non-related investor, Francesco Bisignano, for cash proceeds of $15,823. The issue price of the Note is $15,823 with a face value of $23,735. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0034 per share of the Company’s common stock.. During the year ended December 31, 2021, the Company elected to convert $23,735 of principal and interest into 8,823 shares of common stock of the Company at a conversion price of $3.40 per share. This conversion resulted in a loss on debt settlement of $2,736 due to the requirement to record the share issuance at fair value on the date the shares were issued. The condensed consolidated statement of operations includes interest expense of $0 and $7,912 for the nine months ended September 30, 2022 and 2021, respectively. On September 30, 2022 and December 31, 2021, the carrying amount of the Note is $0 and $0, respectively. This Note has been paid in full.

NOTE 4 – LEASES

The Company entered into an operating lease agreement on October 14, 2021 for an automobile, resulting in the recording of an initial liability and corresponding right-of-use asset of $35,906. The weighted-average remaining non-cancelable lease term for the Company’s operating lease was 3.00 years at September 30, 2022. The weighted-average discount rate was 3.96% at September 30, 2022.

The Company’s operating leases expires in 2025. The following shows the undiscounted cash flows for the remaining periods under operating lease at September 30, 2022:

Periods ending December 31,	Operating Lease Commitments
2022	$2,515
2023	10,058
2024	10,058
2025	7,544
Total operating lease commitments	30,175
Less: imputed interest	(5,114)
Total right-of-use liability	$25,061

The Company’s discounted current right-of-use lease liability and discounted non-current right-of-use lease liability at September 30, 2022 is $8,026 and $17,035, respectively.

NOTE 5 – LINE OF CREDIT

On April 14, 2022, the Company entered into a binding Grid Promissory Note and Credit Facility Agreement (the “Line of Credit”) with The Cellular Connection Ltd. (the “Lender”) Pursuant to the Line of Credit, the Company can borrow from the Lender up to CAD $750,000 in principal in increments of at least CAD $50,000 upon five business days’ notice. The line of credit is due on May 1, 2024 and the outstanding principal bears interest at 8% per annum, payable monthly. Any indebtedness under the Line of Credit are secured against accounts receivable and inventory of the Company, and is convertible into shares of common stock of the Company at the Company’s option any time after twelve months from the first advance at a conversion price of $0.10 per share, subject to a restriction on the Lender holding more than 4.99% of the Company’s Common Shares. As at the date of this Form 10-Q, $72,580 (CAD $100,000) have been borrowed by the Company pursuant to the Line of Credit. The condensed consolidated statement of operations includes interest expense of $426 and $0 for the nine months ended September 30, 2022 and 2021, respectively, and $426 and $0 for the three months ended September 30, 2022 and 2021, respectively.

NOTE 6 – NOTES PAYABLE

As of September 30, 2022 and December 31, 2021, notes payable due to Stuart Turk, Jordan Turk and The Cellular Connection Limited, a corporation controlled by Stuart Turk, totaling $6,068 and $6,103, respectively, were outstanding. The balances are non-interest bearing, unsecured and have no specified terms of repayment.

During the nine months ended September 30, 2021, $14,895 for expenses paid on behalf of the Company and the Company settled notes payable of $91,192 by issuing promissory notes.

NOTE 7 – PROMISSORY NOTES

Promissory Notes

As of September 30, 2022 and December 31, 2021, promissory notes of $224,528 (principal $259,252 and interest of $37,856) and $210,527 (principal $186,672 and interest of $23,855), respectively, were outstanding. The promissory notes bears interest of 10% per annum, are unsecured and mature on December 31, 2025.

During the nine months ended September 30, 2021, the Company issued promissory notes of $136,459 for $19,217 of cash advanced to the Company and $91,192 to settle notes payable and $26,050 to settle accounts payable.

Promissory Note – Related Party

As of September 30, 2022, promissory note – related party of $81,173 (principal $77,308 and interest of $3,865) and $0, respectively, were outstanding. The promissory notes – related party bear interest of 10% per annum, are unsecured, mature on December 31, 2025 and are due to 2130555 Ontario Limited, a Company controlled by Nadav Elituv, the Company's Chief Executive Officer.

During the nine months ended September 30, 2021, the Company issued promissory notes – related party, of $19,572 for $3,400 to settle accrued liabilities and $16,172 of expenses paid on behalf of the Company to Nadav Elituv, the Company's Chief Executive Officer.

NOTE 8 – RELATED PARTY TRANSACTIONS

As of September 30, 2022 and December 31, 2021, advances and accrued salary of $40,715 and $39,985, respectively, were due to Nadav Elituv, the Company's Chief Executive Officer. The balance is non-interest bearing, unsecured and have no specified terms of repayment.

During the nine months ended September 30, 2022, the Company issued advances due to related party for $133,156 of expenses paid on behalf of the Company and advances due to related party were repaid by the Company with $92,325 in cash. In addition, the Company accrued salary of $146,916 due to Nadav Elituv for the nine months ended September 30, 2022 and issued a promissory note for $77,308 to settle due to related party.

During the nine months ended September 30, 2021, the Company issued advances due to related party for $90,680 of expenses paid on behalf of the Company and advances due to related party were repaid by the Company with $83,747 in cash. In addition, the Company accrued salary of $129,600 due to Nadav Elituv for the nine months ended September 30, 2021, issued 60,000 shares of Series A Convertible Preferred Stock with a fair value of $207,500 to settled salary due and issued a promissory note for $19,572 to settle due to related party.

During the nine months ended September 30, 2022, the Company paid Linus Creative Services, a business owned by Bradley Southam, a director or the Company, $25,259 for advertising services.

Employment Agreements

On August 7, 2020, the Company executed an employment agreement for the period from July 1, 2020 to June 30, 2021 with Nadav Elituv, the Chief Executive Officer of the Company whereby the Company shall pay 50,000,000 shares of Common Stock of the Company and an annual salary of $151,200 payable monthly on the first day of each month from available funds. On September 30, 2021, there were no shares of common stock due Nadav Elituv under the employment agreement.

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

On July 1, 2022, the term of the consulting contract with 2130555 Ontario Limited was extended to June 30, 2023.

Stock-based compensation – salaries expense related to these employment agreements for the nine months ended September 30, 2022 and 2021 is $13,504,200 and $186,350, respectively. Stock-based compensation – salaries expense was recognized ratably over the requisite service period. (See Note 10).

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

On July 26, 2022, Nadav Elituv, our Chief Executive Officer, returned 175,000 shares of Series A Stock to treasury for cancellation for no consideration resulting in a $1,746,538 reduction in the carrying value of Series A Stock.

Series A Stock, Series B Stock Series C Stock and Series D Stock has been classified as temporary equity (outside of permanent equity) on the consolidated balance sheet on September 30, 2022 and December 31, 2022 because other tainting contracts such as convertible notes have inadequate available authorized shares of the Company for settlement.

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

During the nine months ended September 30, 2022, the Company elected to convert $103,140 of principal and interest of non-redeemable convertible notes into 22,410,000 shares of common stock of the Company with a fair value of $3,709,890 resulting in a loss of extinguishment of debt of $3,606,750.

On April 27, 2022, the Company issued 90,000,000 shares of common stock with a fair value of $13,500,000 to Nadav Elituv, the Company's Chief Executive Officer, due under his employment agreement dated July 1, 2021, amended on October 1, 2021 and March 26, 2022.

On April 28, 2022, the Holders of Series B Stock elected to convert 4,000 shares of Series B Stock into 4,000,000 shares of common stock resulting in a $39,521 reduction in the carrying value of Series B Stock.

On May 4, 2022, the Holders of Series D Stock elected to convert 40,000 shares of Series D Stock into 4,000,000 shares of common stock resulting in a $39,521 reduction in the carrying value of Series D Stock.

On September 26, 2022, the Holder of Series B Stock elected to convert 6,000 shares of Series B Stock into 6,000,000 shares of common stock resulting in a $59,281 reduction in the carrying value of Series B Stock.

Common stock to be issued

On September 30, 2022 and December 31, 2021, the Company had an obligation to issue 32,000 shares of common stock valued at $336,000 and 32,000 shares of common stock valued at $336,000, respectively, for stock-based compensation – consulting services. These shares relate to an agreement dated August 1, 2020 for services to be provided from August 1, 2020 to July 31, 2022 whereby the Company shall pay 50,000 shares of Common Stock of the Company with a fair value of $525,000 for consulting. The shares are expensed the earlier of (i) the date of issue of shares or (ii) on a straight line over the life of the contract.

NOTE 11 - SUBSEQUENT EVENTS

Certificate of Designation

On October 4, 2022, the Company filed a Certificate of Designation with the Delaware Secretary of State that had the effect of designating 300,000 shares of preferred stock as Series E Convertible Preferred Stock (“Series E Stock”). Series E Stock are non-voting, have a par value of $0.0001 per share and have a stated value of $1.00 per share. Each share of Series E Stock carries an annual cumulative dividend of 10% of the stated value. The Company may redeem Series E Stock in cash, if redeemed within 60 days of issuance date, at 110% of the stated value plus accrued unpaid dividends and between 61 days and 180 days at 115% of the stated value plus unpaid accrued dividends. After 180 days of the issuance date, the Company does not have the right to redeem Series E Stock. After 180 days after the issue date, Series E Stock at the stated value together with any unpaid accrued dividends are convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 75% of the market price defined as the lowest three average trading price during the ten trading day period ending on the latest trading day prior to the conversion date. After 18 months following the issuance date, the Company must redeem for cash Series E Stock at its stated value plus any accrued unpaid dividends and the default adjustment, if any.

1800 Diagonal Lending LLC

On October 6, 2022, the Company entered into a Series E Preferred Stock Purchase Agreement (the “Agreement”) with 1800 Diagonal Lending LLC (the “Buyer”). Pursuant to the Agreement, the Company agreed to sell to Buyer 169,675 shares of its Series E Convertible Preferred Stock at a purchase price of $154,250 less transaction costs of $4,250 for $150,000 in cash.

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

We believe the following critical accounting policies, among others, may be impacted significantly by judgment, assumptions and estimates used in the preparation of the Financial Statements:

GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the nine months ended September 30, 2022, the Company incurred a net loss of $18,760,538 and used cash in operating activities of $612,822, and on September 30, 2022, had stockholders’ deficit of $1,821,696. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a period one year from the date that the financial statements are issued. The Company will be dependent upon the raising of additional capital through placement of its common stock in order to implement its business plan. There can be no assurance that the Company will be successful in this situation. The Company is unable to predict the effect, if any, that the coronavirus COVID-19 global pandemic may have on its access to the financing markets. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might result from this uncertainty. We are currently funding our operations by way of cash advances from our Chief Executive Officer, note holders, shareholders and others. On April 14, 2022, the Company entered into a binding Grid Promissory Note and Credit Facility Agreement (the “Line of Credit”) with The Cellular Connection Ltd. Pursuant to the Line of Credit, the Company can borrow from the Lender up to CAD $750,000 in principal in increments of at least CAD $50,000 upon five business days’ notice. The funds due for repayment on May 1, 2024, and the principal bears interest at 8% per annum, payable monthly. As at the date of this Form 10-Q, CAD $100,000 have been borrowed by the Company pursuant to the Line of Credit. There can be no assurances that we will be able to receive further commitments, loans or advances from them or other persons in the future.

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

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

Sales, Cost of goods sold, Gross profit:

	Three months ended September 30,		Change
	2022 $	2021 $	$	%
Sales	172,783	241,417	(68,634)	(28)
Cost of goods sold	159,124	201,609	(42,485)	(21)
Gross profit	13,659	39,808	(26,149)	(66)
Gross profit %	7.9%	16.5%

Breakdown of sales by branch:

	Three months ended September 30,		Change
	2022 $	2021 $	$	%
gocart.city – online delivery	9,686	28,990	(19,306)	(67)
Grocery Originals and Cuore Food Service – retail and wholesale distribution	163,097	212,427	(49,330)	(23)
Total sales	172,783	241,417	(68,636)	(28)

The gocart.city grocery delivery application was released in early June 2020 and gocart.city wholesale commenced sale of dry goods and produce to other businesses in July 2020. Our gross profit is less than expected due to the expiry and write-off of inventory during the three months ended September 30, 2022. We have carefully reviewed our inventory and do not expect further significant write-offs for expired inventory during 2022. We expect our gross profit to increase to 15% by December 31, 2022 as we reduce coupons to obtain new customers.

Operating expenses:

	Three months ended September 30,		Change
	2022 $	2021$	$	%
Salaries and benefits	57,921	238,500	(180,579)	(76)
Occupancy expense	18,612	7,028	11,584	165
Advertising and travel	12,103	28,705	(16,602)	(58)
Auto expenses	9,415	914	8,501	930
Consulting	107,932	381,339	(273,407)	(72)
Depreciation and Amortization	713	411	302	73
Bad debt	8,621	—	8,621	—
Office and general expenses	23,671	6,243	17,428	279
Professional fees	55,075	30,119	24,956	83
Freight and delivery	10,389	—	10,389	—
Total operating expenses	304,452	693,259	(388,807)	(56)

Our total operating expenses for the three months ended September 30, 2022 was $304,452, compared to $693,259 for the three months ended September 30, 2021, respectively. The decrease in total operating expense is primarily due to a decrease in stock-based compensation paid to officers, directors and consultants.

Total operating expense includes stock-based compensation for the three months ended September 30, 2022 and 2021 which comprises of 0 and 0 shares of common stock issued valued at $0 and $0, respectively for consulting services.

Total operating expense also includes stock-based compensation for the three months ended September 30, 2022 and 2021 which comprises of 0 and 30,000 shares of common stock issued valued at $0, and $74,500, respectively, for salaries and compensation for our officers and directors.

Salaries and benefits for the three months ended September 30, 2021, also includes stock issued to officers and directors with a fair value of $184,500 and accrued but unpaid salary to Nadav Elituv, our Chief Executive Officer, of $54,000.

Advertising and travel includes expenses for online advertising, website, meals and entertainment.

For the three months ended September 30, 2022, consulting comprises primarily stock-based compensation expense (i) $0 for the expenditure of advertising credits with SRAX, Inc. (ii) $22,295 for consulting fees and (iii) $0 paid to contractors to manage our grocery business.

For the three months ended September 30, 2021, consulting comprises primarily stock-based compensation expense (i) $301,010 for the expenditure of advertising credits with SRAX, Inc. and (ii) $66,164 for consulting fees.

Professional fees comprise of audit, legal, filing fees and contract accountant. The increase in professional fees is primarily due our listing application with the Canadian Securities Exchange.

Other income (expense):

	Three months ended September 30,		Change
	2022 $	2021 $	$	%
Amortization of debt discount and interest expense	(33,287)	(130,594)	97,307	(75)
Loss on settlement of debt	(735,300)	(7,360,278)	6,624,978	(90)
Change in fair value of derivative liabilities	—	93,626	(93,626)	(100)
Total operating expenses	(768,587)	(7,397,246)	6,628,659	(90)

Amortization of debt discount and interest expense for the three months ended September 30, 2022 was $33,287, compared to $130,594 for the three months ended September 30, 2021. Amortization of debt discount and interest expense relates to the issuance of non-redeemable convertible notes, convertible notes and promissory notes.

During the three months ended September 30, 2022 and 2021, the Company elected to convert $300 and $245,998 of principal and interest of a non-redeemable convertible note into 3,000,000 and 2,459,980 shares of common stock of the Company resulting in a loss on settlement of debt of $735,300 and $7,320,192, respectively.

During the three months ended September 30, 2022 and 2021, the holders of the convertible notes elected to convert principal and interest of $0 and $159,120 into 0 and 83,195 shares of the common stock with a fair value of $0 and $228,323 resulting in a loss on settlement of debt of $0 and $40,086, respectively.

During the three months ended September 30, 2022 and 2021, the gain (loss) due to the change in fair value of derivative liabilities was $0 and $93,626, respectively.

Net loss for the period:

	Three months ended September 30,		Change
	2022 $	2021 $	$	%
Net loss attributed to Two Hands Corporation	(1,059,380)	(8,050,697)	6,991,317	(87)

Our net loss for three months ended September 30, 2022 was $1,059,380, compared to $8,050,697 for the three months ended September 30, 2021, respectively. Our losses during the three months ended September 30, 2022 and 2021 are primarily due to costs associated with professional fees, our transfer agent, investor relations, stock-based compensation paid to officers, directors and consultants and loss on settlement of debt.

COMPARISON OF RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

Sales, Cost of goods sold, Gross profit:

	Nine months ended September 30,		Change
	2022 $	2021 $	$	%
Sales	562,513	605,498	(42,985)	(7)
Cost of goods sold	534,618	527,385	7,233	1
Gross profit	27,895	78,113	(50,218)	(64)
Gross profit %	5%	12.9%

Breakdown of sales by branch:

	Nine months ended September 30,		Change
	2022 $	2021 $	$	%
gocart.city – online delivery	130,990	132,617	(1,627)	(1)
Grocery Originals and Cuore Food Service – retail and wholesale distribution	431,523	472,881	(41,358)	(9)
Total sales	562,513	605,498	(42,985)	(7)

The gocart.city grocery delivery application was released in early June 2020 and gocart.city wholesale commenced sale of dry goods and produce to other businesses in July 2020. Our gross profit is less than expected due to the expiry and write-off of inventory during the nine months ended September 30, 2022. We have carefully reviewed our inventory and do not expect further significant write-offs for expired inventory during 2022. We expect our gross profit to increase to 15% by December 31, 2022 as we reduce coupons to obtain new customers.

Operating expenses:

	Nine months ended September 30,		Change
	2022 $	2021 $	$	%
Salaries and benefits	13,692,392	350,450	13,341,942	3807
Occupancy expense	72,567	21,221	51,346	242
Advertising and travel	78,390	49,611	28,779	58
Auto expenses	33,171	9,767	23,404	240
Consulting	814,220	1,299,676	(485,456)	(37)
Depreciation and Amortization	4,418	1,281	3,137	245
Design	—	14,734	(14,734)	(100)
Bad debt	17,949	—	17,949	—
Office and general expenses	119,882	163,443	(43,561)	(27)
Professional fees	195,596	86,821	108,775	125
Freight and delivery	57,043	—	57,043	—
Total operating expenses	15,085,628	1,997,004	13,088,624	655

Our total operating expenses for the nine months ended September 30, 2022 was $15,085,628, compared to $1,997,004 for the nine months ended September 30, 2021, respectively. The increase in total operating expense is primarily due to an increase in stock-based compensation paid to officers, directors and consultants.

Total operating expense includes stock-based compensation for the nine months ended September 30, 2022 and 2021 which comprises of 0 and 40,500 shares of common stock issued valued at $0 and $291,000, respectively for consulting services.

Total operating expense also includes stock-based compensation for the nine months ended September 30, 2022 and 2021 which comprises of 90,000,000 and 42,000 shares of common stock issued valued at $13,500,000, and $110,850, respectively, for salaries and compensation for our officers and directors.

Salaries and benefits for the nine months ended September 30, 2022, comprise primarily of stock issued to Nadav Elituv, our Chief Executive Officer with a fair value of $13,504,200.

Salaries and benefits for the nine months ended September 30, 2021, include stock issued to officers and directors with a fair value of $220,850 and accrued but unpaid salary to Nadav Elituv, our Chief Executive Officer, of $129,600.

Advertising and travel includes expenses for online advertising, website, meals and entertainment.

For the nine months ended September 30, 2022, consulting comprises primarily stock-based compensation expense (i) $415,866 for the expenditure of advertising credits with SRAX, Inc. (ii) $156,666 for consulting fees and (iii) $241,688 paid to contractors to manage our grocery business.

For the nine months ended September 30, 2021, consulting comprises primarily stock-based compensation expense (i) $777,933 for the expenditure of advertising credits with SRAX, Inc. (ii) $196,336 for consulting fees and (iii) $291,000 paid to contractors to manage our grocery business.

Professional fees comprise of audit, legal, filing fees and contract accountant. The increase in professional fees is primarily due to legal fees related to the prospectus dated April 21, 2022 filed with Ontario Securities Commission and British Columbia Securities Commission and our listing application with the Canadian Securities Exchange.

Other income (expense):

	Nine months ended September 30,		Change
	2022 $	2021 $	$	%
Amortization of debt discount and interest expense	(96,055)	(261,560)	165,505	(63)
Loss on settlement of debt	(3,606,750)	(10,817,203)	7,210,453	(67)
Initial derivative expense	—	(126,322)	126,322	(100)
Change in fair value of derivative liabilities	—	194,750	(194,750)	(100)
Total operating expenses	(3,702,805)	(11,010,335)	7,307,530	(66)

Amortization of debt discount and interest expense for the nine months ended September 30, 2022 was $96,055, compared to $261,560 for the nine months ended September 30, 2021. Amortization of debt discount and interest expense relates to the issuance of non-redeemable convertible notes, convertible notes and promissory notes.

During the nine months ended September 30, 2022 and 2021, the Company elected to convert $103,140 and $416,347 of principal and interest of a non-redeemable convertible note into 22,410,000 and 3,552,025 shares of common stock with a fair value of $3,709,890 and $11,150,424 of the Company resulting in a loss on settlement of debt of $3,606,750 and $10,734,075, respectively.

During the nine months ended September 30, 2022 and 2021, the holders of the convertible notes also elected to convert 0 shares and 146,868 shares of the Company with a fair value of $0 and $446,450 resulting in a loss on settlement of debt of $0 and $83,127, respectively.

Initial derivative expense of $126,322 for the nine months ended September 30, 2021 represents the difference between the fair value of the total embedded derivative liability of 351,322 and the cash received of $225,000 for the convertible note issued on February 23, 2021.

During the nine months ended September 30, 2022 and 2021, the gain (loss) due to the change in fair value of derivative liabilities was $0 and $194,750, respectively.

Net loss for the period:

	Nine months ended September 30,		Change
	2022 $	2021 $	$	%
Net loss attributed to Two Hands Corporation	(18,760,538)	(12,929,226)	(5,831,312)	45

Our net loss for nine months ended September 30, 2022 was $18,760,538, compared to $12,929,226 for the nine months ended September 30, 2021, respectively. Our losses during the nine months ended September 30, 2022 and 2021 are primarily due to costs associated with professional fees, our transfer agent, investor relations, stock-based compensation paid to officers, directors and consultants and loss on settlement of debt.

QUARTERLY RESULTS OF OPERATIONS

The following is a summary of selected quarterly information that has been derived from the financial statements of the Company. This summary should be read in conjunction with the consolidated financial statements of the Company.

Quarter Ended	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020
Sales	$172,782	$190,691	$199,039	$324,748	$241,417	$174,774	$189,157	$96,194
Gross profit (loss)	$13,659	$(6,278)	$20,514	$19,117	$39,808	$19,808	$18,547	$16,320
Operating expenses	$(304,452)	$14,021,263)	$(759,913)	$(1,270,225)	($(693,259)	$(446,806)	$(856,989)	$(836,932)
Other income (expense)	$768,587)	$(2,320,020)	$(614,198)	$(2,155,703)	$(7,397,246)	$(1,560,110)	$(2,052,979)	$(626,383)
Net loss for the period	$(1,059,380)	$(16,347,561)	$(1,353,597)	$(3,406,811)	$(8,050,697)	$(1,987,108)	$(2,891,421)	$(1,446,995)
Basic and diluted net loss per share	$(0.01)	$(0.18)	$(0.20)	$(0.63)	$(2.68)	$(1.26)	$(2.99)	$(2.64)

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2022

Cash flows used in operating activities

	Nine months ended September 30,		Change
	2022 $	2021 $	$	%
Net cash used in operating activities	(612,822)	(300,033)	(312,789)	104

Our net cash used in operating activities for the nine months ended September 30, 2022 and 2021 is $612,822 and $300,033, respectively. Our net loss for the nine months ended September 30, 2022 of $18,760,538 was the main contributing factor for our negative cash flow. We were able to mostly offset the cash used in operating activities by using our stock to pay for expenses such as amortization of prepaid expense of $576,745, stock-based compensation of $13,504,200, amortization of debt discount of $96,055 and loss on debt settlement of $3,606,750.

Cash flows used in investing activities

	Nine months ended September 30,		Change
	2022 $	2021 $	$	%
Net cash used in investing activities	(9,784)	(1,945)	(7,839)	403

Our net cash (used in) provided by investing activities for the nine months ended September 30, 2022 and 2021 is $9,784 and $1,945, respectively.

Cash flows from financing activities

	Nine months ended September 30,		Change
	2022 $	2021 $	$	%
Net cash from financing activities	118,791	1,070,808	(952,017)	(89)

Our net cash provided by financing activities for the nine months ended September 30, 2022 is $118,791 and $1,070,808, respectively. Cash from financing activities in 2022 is primarily due to net advances from related party. Cash from financing activities in 2021 is primarily due to the issuance of convertible notes, non-redeemable notes, promissory notes and Series B Stock.

As of September 30, 2022, we had cash of $20,846, working capital of $1,971,926 and total liabilities of $1,650,292. We believe our current cash balance is sufficient to fund our operations during the next 12 months because on April 14, 2022, the Company entered into a binding Grid Promissory Note and Credit Facility Agreement (the “Line of Credit”) with The Cellular Connection Ltd. Pursuant to the Line of Credit, the Company can borrow from the Lender up to CAD $750,000 in principal in increments of at least CAD $50,000 upon five business days’ notice. The funds due for repayment on May 1, 2024, and the principal bears interest at 8% per annum, payable monthly. As at the date of this Form 10-Q, CAD $100,000 have been borrowed by the Company pursuant to the Line of Credit the Company does not expect significant cash outlays for advertising in the next year as there are $2,436,811 in advertising credits with SRAX, Inc. included in prepaid expense and we expect to reduce the cash expended on contractors in the next year as we plan to pay them in shares of the Company.

SRAX Inc. provides online advertising services to the Company. SRAX, Inc. during the three months September 30, 2022 had operational issues which prevented the Company from using its prepaid advertising credits. These prepaid advertising credits have a carrying value of $2,436,811 at September 30, 2022. The Company believes that it is probable that SRAX, Inc. will resolve its operational issues during the quarter ended December 31, 2022 and resume providing advertising services to the Company. It is possible this assessment could change at December 31, 2022, which may cause the Company to write-off part or all this prepaid asset. If SRAX, Inc. does not resume advertising services to the Company, the Company expects the 80,000 shares of Series C Convertible Preferred Stock issued on June 30, 2022 to SRAX, Inc. with a carrying value of $2,288,000 will be returned to the Company for cancellation.

Our working capital as of September 30, 2022 and December 31, 2021 is as follows:

	September 30, 2022	December 31, 2021
Current assets	$2,734,453	$1,608,848
Current liabilities	762,527	552,998
Working capital	$1,971,926	$1,055,850

The Company is continuing to focus improving cash flows from operations by reducing incentives to customers, by making purchases from different suppliers, accelerating the collection of accounts receivable, managing accounts payable balances and by paying our officers, directors, consultants and staff with our stock.

The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the nine months ended September 30, 2022, the Company incurred a net loss of $18,760,538 and used cash in operating activities of $612,822 and on September 30, 2022, had stockholders’ deficit of $1,821,696. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The Company’s independent registered public accounting firm, in their report on the Company’s financial statements for the year ended December 31, 2021, expressed substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty should we be unable to continue as a going concern.

Over the next 12 months we expect to expend approximately $268,000 in cash to implement our business plan.

Cash Required to Implement of Business Plan
Operations and Logistics	$20,000
General and Administration	248,000
Total Estimated Cash Expenditures	$268,000

We hope to be able to compensate our independent contractors with stock-based compensation, which will not require us to use our cash, although there can be no assurances that we will be successful in these efforts.

We believe we have sufficient cash to pay for our business plan and to pay for our other overhead costs for the next twelve months because on April 14, 2022, the Company entered into a binding Line of Credit with The Cellular Connection Ltd. Pursuant to the Line of Credit, the Company can borrow from the Lender up to CAD $750,000 in principal. If required, we expect to be able to secure additional capital through advances from our Chief Executive Officer, note holders, shareholders and others in order to pay expenses such as organizational costs, filing fees, accounting fees and legal fees, however, we do not have any written or oral agreements with any other third parties which require them to fund our operations. Although there can be no assurances that we will be able to obtain such funds in the future, the Company has been able to secure financing to continue operations since its inception on April 3, 2009. We are currently quoted on OTC Pink. The Company is unable to predict the effect, if any, that the coronavirus COVID-19 global pandemic may have on its access to the financing markets. If we need additional capital in the next twelve months and if we cannot raise such capital on acceptable terms, we may have to curtail our operations or terminate our business entirely.

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

We are currently funding our operations by way of cash advances from our Chief Executive Officer, note holders, shareholders and others. We hope to be able to compensate our independent contractors with stock-based compensation, which will not require us to use our cash, although there can be no assurances that we will be successful in these efforts. On April 14, 2022, the Company entered into a binding Line of Credit with The Cellular Connection Ltd. Pursuant to the Line of Credit, the Company can borrow from the Lender up to CAD $750,000 in principal. We believe our current cash balance and the Line of Credit is sufficient to fund our operations during the next 12 months The loans from our Chief Executive Officer, note holders, shareholders and others are unsecured and non-interest bearing and have no set terms of repayment. Our common stock started trading over the counter and has been quoted on the Over-The Counter Bulletin Board since February 17, 2011. The stock currently trades under the symbol “TWOH.OB.”

Commitments for future capital expenditures at September 30, 2022 is as follows:

	Payments Due by Period
Contractual obligations	Total $	Less than 1 year $	1 - 3 years $	4 – 5 years $	After 5 years $
Accounts payable and accrued liabilities	685,944	685,944	—	—	—
Debt	425,490	46,783	73,006	305,701	—
Deferred revenue	21,774	21,774	—	—	—
Non-redeemable convertible notes	492,023	—	—	492,023	—
Financial lease Obligations	—	—	—	—	—
Operating leases(1)	25,061	8,026	17,035	—	—
Purchase obligations	—	—	—	—	—
Total contractual obligations	1,650,292	762,527	90,041	797,724	—

Notes:

(1)	Leases for retail space, equipment and warehousing is currently month to month. Deliveries are currently outsourced.

OPERATING CAPITAL AND CAPITAL EXPENDITURE REQUIREMENTS

We are currently funding our operations by way of cash advances from our Chief Executive Officer, note holders, shareholders and others. We hope to be able to compensate our independent contractors with stock-based compensation, which will not require us to use our cash, although there can be no assurances that we will be successful in these efforts. On April 14, 2022, the Company entered into a binding Line of Credit with The Cellular Connection Ltd. Pursuant to the Line of Credit, the Company can borrow from the Lender up to CAD $750,000 in principal. We believe our current cash balance and the Line of Credit is sufficient to fund our operations during the next 12 months The loans from our Chief Executive Officer, note holders, shareholders and others are unsecured and non-interest bearing and have no set terms of repayment. Our common stock started trading over the counter and has been quoted on the Over-The Counter Bulletin Board since February 17, 2011. The stock currently trades under the symbol “TWOH.OB.”

RELATED PARTY TRANSACTIONS

Nine months ended September 30, 2022 and 2021

Due to Related Party

As of September 30, 2022 and December 31, 2021, advances and accrued salary of $40,715 and $39,985, respectively, were due to Nadav Elituv, the Company's Chief Executive Officer. The balance is non-interest bearing, unsecured and have no specified terms of repayment.

During the nine months ended September 30, 2022, the Company issued advances due to related party for $133,156 of expenses paid on behalf of the Company and advances due to related party were repaid by the Company with $92,325 in cash. In addition, the Company accrued salary of $146,916 due to Nadav Elituv for the nine months ended September 30, 2022 and issued a promissory note for $77,308 to settle due to related party.

During the nine months ended September 30, 2021, the Company issued advances due to related party for $90,680 of expenses paid on behalf of the Company and advances due to related party were repaid by the Company with $83,747 in cash. In addition, the Company accrued salary of $129,600 due to Nadav Elituv for the nine months ended September 30, 2021, issued 60,000 shares of Series A Convertible Preferred Stock with a fair value of $207,500 to settled salary due and issued a promissory note for $19,572 to settle due to related party.

During the nine months ended September 30, 2022, the Company paid Linus Creative Services, a business owned by Bradley Southam, a director or the Company, $25,259 for advertising services.

Promissory Note – Related Party

As of September 30, 2022, promissory note – related party of $81,173 (principal $77,308 and interest of $3,865) and $0, respectively, were outstanding. The promissory notes – related party bear interest of 10% per annum, are unsecured, mature on December 31, 2025 and are due to 2130555 Ontario Limited, a Company controlled by Nadav Elituv, the Company's Chief Executive Officer.

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

CHANGES IN ACCOUNTING POLICIES INCLUDING INITIAL ADOPTION

Refer to Note 2 in the condensed consolidated financial statements for the nine months ended September 30, 2022 and Note 2 in the condensed consolidated financial statement for the nine months ended September 30, 2022 for information on accounting policies.

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

Refer to Note 2 in the condensed consolidated financial statements for the nine months September 30, 2022 and Note 2 in the condensed consolidated financial statements.

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

OUTSTANDING SHARE DATA

As of November 14, 2022, the following securities were outstanding:

Common stock: 132,402,624 shares

Series A Convertible Preferred Stock: 25,000

Series B Convertible Preferred Stock: 11,000

Series C Convertible Preferred Stock: 90,000

Series E Convertible Preferred Stock: 169,675

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended September 30, 2022, the Company elected to convert $300 of principal and interest of a non-redeemable convertible note into 3,000,000 shares of common stock of the Company resulting in a loss on settlement of debt of $735,300.

On September 26, 2022, the Holders of Series B Stock elected to convert 6,000 shares of Series B Stock into 6,000,000 shares of common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

During the quarter ended September 30, 2022, we did not have any defaults upon senior securities.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Certificate of Incorporation, dated April 3, 2009		S-1		3.1	6/22/2010
3.2	Bylaws, dated April 3, 2009		S-1		3.2	6/22/2010
3.3	Certificate of Amendment to the Certificate of Incorporation, dated August 8, 2013		10-Q	6/30/2013	3.3	8/14/2013
3.4	Certificate of Amendment to the Certificate of Incorporation, dated July 27, 2016		8-K	9/1/2016	3.1	9/1/2016
3.5	Certificate of Amendment to the Certificate of Incorporation, dated August 27, 2018		8-K	9/10/2018	3.1	9/10/2018
3.6	Certificate of Amendment to the Certificate of Incorporation, dated November 18, 2019		8-K	12/12/2019	3.1	12/12/2019
3.7	Certificate of Amendment to the Certificate of Incorporation, dated July 16, 2021		8-K	7/16/2021	3.1	7/22/2021
3.8	Certificate of Amendment to the Certificate of Incorporation, dated January 3, 2022		8-K	1/3/2022	3.1	1/6/2022
3.9	Certificate of Amendment to the Certificate of Incorporation, As Amended, dated March 21, 2022		8-K	4/25/2022	3.1	4/26/2022
4.1	Specimen Stock Certificate		S-1		4.1	6/22/2010
4.2	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, dated August 6, 2013		10-Q	6/30/2013	4.2	8/14/2013
4.3	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock, dated December 12, 2019		8-K	12/12/2019	3.1	12/19/2019
4.4	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock, dated October 7, 2020		8-K	10/07/2020	3.1	10/08/2020
4.5	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock, dated June 24, 2021		8-K	6/24/2021	3.1	7/1/2021
4.6	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock, dated September 1, 2021		8-K	9/1/2021	3.1	9/1/2021
4.7	Amended and Restated Designation of Series A Convertible Preferred Stock of Two Hands Corporation, dated April 21, 2022		8-K	4/21/2022	3.1	4/26/2022
4.8	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock, dated July 5, 2022		10-Q	6/30/2022	4.8	8/15/2022
4.9	Certificate of Designation, Preference and Rights of Series E Preferred Stock, dated October 3, 2022		8-K	10/4/2022	3.1	10/11/2022
10.1	Innovative Product Opportunities Inc. Trust Agreement		S-1		10.1	6/22/2010
10.2	Side Letter Agreement, The Cellular Connection Ltd., dated January 8, 2018		10-K	12/31/2017	10.2	3/29/2018
10.3	Side Letter Agreement, Stuart Turk, dated January 8, 2018		10-K	12/31/2017	10.3	3/29/2018
10.4	Side Letter Agreement, Jordan Turk, dated April 12, 2018		10-Q	3/31/2018	10.4	5/21/2018
10.5	Side Letter Agreement, Jordan Turk, dated May 10, 2018		10-Q	3/31/2018	10.5	5/21/2018
10.6	Side Letter Agreement, Jordan Turk, dated September 13, 2018		10-K	12/31/2018	10.6	4/1/2019
10.7	Side Letter Agreement, The Cellular Connection Ltd., dated January 31, 2019		10-K	12/31/2018	10.7	4/1/2019
10.8	Side Letter Agreement, Stuart Turk, dated January 31, 2019		10-K	12/31/2018	10.8	4/1/2019
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data Files as its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition	X
104	Cover page formatted as Inline XBRL and contained in Exhibit 101	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TWO HANDS CORPORATION

November 14, 2022	By: /s/ Nadav Elituv Nadav Elituv, President, Chief Executive Officer and Director (Principal Executive Officer)

By: /s/ Steven Gryfe Steven Gryfe, Chief Financial Officer (Principal Financial and Accounting Officer)

