Form 10-K
period 2022-12-31
Two Hands Corp
filed 2023-04-03
CIK 1494413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒       ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $2,373,844.

As of March 23, 2023, the registrant had 193,226,548 outstanding shares of Common Stock.

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

Research and Development

We did not incur any research and development costs during the fiscal year ended December 31, 2022 and 2021.

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

Products and Services

The Company plans to continue to expand its reach to additional customers and geographies across Canada and continue to enhance its product offering with fresh, natural and organic foods.

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

ITEM 1A. RISK FACTORS.

In carrying on its business, the Company is exposed to a variety of risks, including the risks described elsewhere in this Prospectus. The Company can neither predict nor identify all such risks nor can it accurately predict the impact, if any, of such risks on its business, operations or the extent to which one or more risks or events may materially change future results of financial position from those reported or projected in any forward looking statements. Accordingly, the Company cautions the reader not to rely on reported financial information and forward-looking statements to predict actual future results. This Prospectus and the accompanying financial information should be read in conjunction with this statement concerning risks and uncertainties. Some of the risks, uncertainties and events that may affect the Company, its business, operations, and results, are given in this section. However, the list of risk factors below is not exhaustive and the factors and uncertainties that may impact the Company are not limited to those stated below. Those listed and other risks not specifically referred to may in the future materially affect the Company’s financial performance, and accordingly an investment in the Company at this time involves a high degree of risk, should be considered highly speculative in nature, and should be considered only by those who are able to bear the economic risk of their investment for an indefinite period.

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

The following are certain risk factors relating to the business carried on by the Company which prospective investors should carefully consider before deciding whether to purchase Company Shares. The Company’s business is subject to risk factors that are both specific and general in nature and which individually, or in combination, may affect the future operating performance of the Company’s business and the value of an investment in the Company. The Company will face a number of challenges in the development of building its business. Readers should carefully consider all such risks, including those set out in the discussion below. The following is a description of the principal risk factors affecting the Company that will, in turn, affect the Company.

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

As of December 31, 2022, the Company had cash of $17,137 and total liabilities of $1,924,171. During the year ended December 31, 2022, the Company incurred a net loss of $21,693,111 and used cash in operating activities of $840,745, and on December 31, 2022, had a shareholders’ deficit of $4,638,208. The Company is currently funding its initial operations by way of loans from its Chief Executive Officer and others and through the issuance of Common Shares in exchange for services. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The Company’s independent registered public accounting firm, in their report on the Company’s financial statements for the year ending December 31, 2022, expressed substantial doubt about the Company’s ability to continue as a going concern.

If the Company is unable to raise enough capital or obtain additional financing, it may not be able to fulfill its business plan.

On December 31, 2022, the Company only had $17,137 cash on hand. To date, the Company has funded its operations by way of cash advances from its Chief Executive Officer, noteholders, shareholders and others on a “as-needed” basis. As such, the Company’s operating capital is currently limited to the personal resources of its Chief Executive Officer, noteholders, shareholders and others. If the Company is unsuccessful at achieving a sufficient amount of net proceeds, it will continue to rely on loans from its Chief Executive Officer, noteholders, shareholders and others although they are under no obligation to loan any money to the Company. the Company may also raise capital in the future by relying on loans from third party lending sources. However, the Company believes it will be difficult to secure capital in the future because it has no assets to secure debt and there is currently no active trading market for its securities. The Company’s inability to obtain financing or generate sufficient cash from operations could require it to reduce or eliminate expenditures for developing products and services, or otherwise curtail or discontinue its operations, which could have a material adverse effect on the Company’s business, financial condition and results of operations. Furthermore, to the extent that the Company raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing shareholders. If the Company raises additional funds through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of its Common Shares and the terms of such debt could impose restrictions on its operations.

The Company’s business could fail if its principal executive officer, Nadav Elituv, is unable or unwilling to devote a sufficient amount of time to its business.

The responsibility of developing the Company’s core business, securing the financing necessary to fully execute its business plan and fulfilling the reporting requirements of a public company all fall upon the principal executive officer, In the event Mr. Elituv is unable or unwilling to fulfill any aspect of his duties, the Company may experience a shortfall or complete lack of revenue resulting in little or no profits and the eventual closure of its business, whereby you may lose your entire investment. The loss of Mr. Elituv would have a material adverse effect on the Company’s business.

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

As an SEC reporting company, the Company is subject to the reporting requirements of the Exchange Act and governance requirements of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). The Exchange Act requires that the Company file annual, quarterly and current reports with respect to its business and financial condition, proxy statement, and other information. The Sarbanes-Oxley Act requires, among other things, that the Company establish and maintain effective disclosure controls and procedures and internal controls and procedures for financial reporting. Section 404 of the Sarbanes-Oxley Act requires that the Company include a report of management on its internal control over financial reporting in the Company’s annual report on Form 10-K. That report must contain an assessment by management of the effectiveness of the Company’s internal control over financial reporting and must include disclosure of any material weaknesses in internal control over financial reporting that the Company has identified. Effective internal control is necessary for the Company to provide reliable financial reports and prevent fraud. If the Company cannot provide reliable financial reports or prevent fraud, the Company may not be able to manage its business as effectively as it would if an effective control environment existed, and the Company’s business and reputation with investors may be harmed. As a result, the Company’s small size and any current internal control deficiencies may adversely affect its financial condition, results of operation and access to capital. The Company has not performed an in-depth analysis to determine if historical un-discovered failures of internal controls exist and may in the future discover areas of its internal control that need improvement. Any inability to report and file its financial results accurately and timely could harm the Company’s reputation and adversely impact the trading price of its Common Shares.

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

In recent years, there has been significant litigation involving patents and other intellectual property rights in the software industry. Companies providing software are increasingly bringing and becoming subject to suits alleging infringement of proprietary rights, particularly patent rights, and the Company faces a higher risk of being the subject of intellectual property infringement claims. The Company does not currently have a patent portfolio, which could prevent it from deterring patent infringement claims through its own patent portfolio, and the Company’s competitors and others may now and in the future have significantly larger and more mature patent portfolios than the Company has. The risk of patent litigation has been amplified by the increase in the number of a type of patent holder, which the Company refers to as a non-practicing entity, whose sole business is to assert such claims and against whom its own intellectual property portfolio may provide little deterrent value. The Company could incur substantial costs in prosecuting or defending any intellectual property litigation. If the Company sues to enforce its rights or is sued by a third party that claims that the Company’s solution infringes its rights, the litigation could be expensive and could divert its management resources. As of the date of this Prospectus, the Company has not received any written notice of an infringement claim, invitation to license, or other intellectual property infringement action.

Any intellectual property litigation to which the Company might become a party, or for which it is required to provide indemnification, may require the Company to do one or more of the following:

●	Cease selling or using products that incorporate the intellectual property that the Company allegedly infringe;
11

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

Uncertainty of Use of Available Funds

Although the Company has set out its intended use of available funds, these intended uses are estimates only and subject to change. While management does not contemplate any material variation, management does retain broad discretion in the application of such proceeds. The failure by the Company to apply these funds effectively could have a material adverse effect on the Company's business, including the Company's ability to achieve its stated business objectives.

Legal, Taxation and Accounting

Changes to any of the various federal and provincial laws, rules and regulations related to the Company’s business could have a material impact on its financial results. Compliance with any proposed changes could also result in significant cost to the Company. Failure to fully comply with various laws and rules and regulations may expose the Company to proceedings which may materially affect its performance.

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

See “Appendix A – Financial Statements and MD&A – Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the accounting estimates, judgments and assumptions that the Company believes are the most critical to an understanding of its consolidated financial statements and its business.

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

SRAX may sell a large number of shares, resulting in substantial diminution to the value of shares held by existing shareholders.

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

Substantial Number of Authorized but Unissued Shares

The Company has twelve billion (12,000,000,000) Common Shares that may be issued by the Board without further action or approval of the Company's shareholders. 193,226,548 of those Common Shares are currently issued and outstanding. While the Board is required to fulfill its fiduciary obligations in connection with the issuance of such shares, the shares may be issued in transactions with which not all shareholders agree, and the issuance of such shares will cause dilution to the ownership interests of the Company's shareholders.

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

Equity Compensation

The Company has historically, to a significant extent, compensated employees, contractors and service providers with equity compensation to the extent practicable. The Company may face difficulties in the future engaging service providers, consultants or employees who are willing to be compensated with equity of the Company rather than cash, which could result in a material adverse impact on the Company and its business in the future. Additionally, compensation in the form of equity of the Company will result in current shareholders of the Company suffering dilution of their voting power, and experiencing potential dilution in the Company’s earnings per Common Share.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES.

Our executive offices are located at 1035 Queensway East, Mississauga, Ontario, Canada L4Y 4C1. We rent month to month. Current rent for two locations is $5,400 CAD per month.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AN ISSUER PURCHASES OF EQUITY SECURITIES.

Market

Our common stock currently trades on the OTC Pinks under the symbol “TWOH” and the closing bid price of our common stock on March 23, 2023 was $0.0013. Our common stock currently trades on a sporadic and limited basis.

Record Holders

The number of record holders of our common stock as of March 23, 2023 was approximately 51, not including nominees of beneficial owners.

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

Options and Warrants

On October 1, 2021, the Board of Directors approved the 2021 Stock Incentive Plan (the “2021 Plan”) to attract and retain the best available personnel, to provide additional incentive to employees, directors and consultants, and to promote the success of the Company's business. Pursuant to the 2020 Plan, the Board may grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares and restricted share units. to eligible persons. The maximum aggregate number of shares of common stock with respect to which awards granted under the Plan shall not exceed 200,000,000. At December 31, 2022, there are 0 shares of common stock available under the 2021 Plan.

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

·	Cumulative Voting. Our Certificate of Incorporation, as amended, does not provide for cumulative voting in the election of directors which would allow holders of less than a majority of the voting stock to elect some directors.

·	Vacancies. Section 223 of the Delaware General Corporation Law and our bylaws provide that all vacancies, including newly created directorships, may be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum.

·	Special Meeting of Stockholders. A special meeting of stockholders may be called by our Board or the Chairman of our Board and must be called by our Secretary at the request in writing of holders of record of a majority of our outstanding capital stock entitled to vote. The requirement that a majority of our outstanding capital stock is required to call a special meeting means that small stockholders will not have the power to call a special meeting to, for example, elect new directors.

·	Bylaws. Our bylaws authorize the board of directors to adopt, repeal, alter or amend our bylaws without shareholder approval.

·	Removal. Except as otherwise provided, a director may be removed from office with or without cause at any special meeting of stockholders by the affirmative vote of at least a majority of the voting power and outstanding stock entitled to vote.

RECENT SALES OF UNREGISTERED SECURITIES

During the quarter ended December 31, 2022, the Company issued the following unregistered securities.

●	Issued 5,000,000 shares of common stock, with a fair value of $62,500, for the settlement of non-redeemable convertible notes.

 ITEM 6. [RESERVED].

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the Financial Statements and accompanying notes. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventories, impairment of long-term assets, stock-based compensation, derivatives, income taxes and loss contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.

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

COMPARISON OF RESULTS FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Sales, Cost of goods sold, Gross profit:

	Years ended December 31		Change
	2022 $	2021 $	$	%
Sales	731,302	930,096	(198,794)	(21)
Cost of goods sold	682,109	832,816	(150,707)	(18)
Gross profit	49,193	97,280	(48,087)	(49)
Gross profit %	6.7%	10.5%

Breakdown of sales by branch:

	Years ended December 31		Change
	2022 $	2021 $	$	%
gocart.city – online delivery	142,571	161,707	(19,136)	(12)
Grocery Originals and Cuore Food Service – retail and wholesale distribution	588,731	768,389	(179,658)	(23)
Other		—	—	—
Total sales	731,302	930,096	(198,794)	(21)
22

The gocart.city grocery delivery application was released in early June 2020 and gocart.city wholesale commenced sale of dry goods and produce to other businesses in July 2020. Our gross profit is less than expected due to the expiry and write-off of inventory during the year ended December 31, 2022. We have carefully reviewed our inventory and do not expect further significant write-offs for expired inventory during 2023. We expect our gross profit to increase to 15% by March 31, 2023 as we reduce coupons to obtain new customers.

Operating expenses:

	Years ended December 31		Change
	2022 $	2021 $	$	%
Salaries and benefits	13,760,381	400,676	13,359,705	3,334
Occupancy expense	92,276	63,570	28,706	45
Advertising and travel	85,097	108,929	(23,832)	(22)
Auto expenses	45,077	52,459	(7,382)	(14)
Consulting	3,321,657	2,354,036	967,621	41
Depreciation and Amortization	5,307	1,898	3,409	180
Design	—	14,708	(14,708)	(100)
Bad Debt	112,822	—	112,822
Office and general expenses	140,515	115,627	24,888	22
Professional fees	222,498	155,376	67,122	43
Freight and Delivery	59,697	—	59,697
Total operating expenses	17,845,327	3,267,279	14,578,048	443

Our total operating expenses for the year ended December 31, 2022 was $17,845,327, compared to $3,267,279 for the year ended December 31, 2021, respectively. The increase in total operating expense is primarily due to an increase in stock-based compensation paid to officers, directors and consultants.

Total operating expense includes stock-based compensation for the year ended December 31, 2022 and 2021 which comprises of 0 and 240,500 shares of common stock issued valued at $0 and $810,000, respectively for consulting services.

Total operating expense also includes stock-based compensation for the year ended December 31, 2022 and 2021 which comprises of 90,000,000 and 47,000 shares of common stock issued valued at $13,500,000, and $123,350, respectively, for salaries and compensation for our officers and directors.

Salaries and benefits for the year ended December 31, 2022, comprise primarily of stock issued to Nadav Elituv, our Chief Executive Officer with a fair value of $13,504,200.

Salaries and benefits for the year ended December 31, 2021, include stock issued to officers and directors with a fair value of $223,850 and accrued but unpaid salary to Nadav Elituv, our Chief Executive Officer, of $129,600.

Advertising and travel includes expenses for online advertising, website, meals and entertainment.

For the year ended December 31, 2022, consulting comprises primarily stock-based compensation expense (i) $454,108 for the expenditure of advertising credits with SRAX, Inc. (ii) $2,398,569 for the write-off of advertising credits with SRAX, Inc. (iii) $152,466 for consulting fees and (iv) $316,514 paid to contractors to manage our grocery business. On June 30, 2022, the Company agree to issue 80,000 shares of Series C Convertible Preferred Stock with a fair value of $2,288,000 ($28.60 per share) for a one-year subscription with SRAX, Inc. to an online marketing platform to support the gocart.city grocery delivery application. During the three months September 30, 2022, SRAX Inc. had apparent operational issues which prevented the Company from using its prepaid advertising credits. These prepaid advertising credits had a carrying value of $2,436,811 at September 30, 2022. During the three months ended December 31, 2022, the Company received advertising services valued at $38,242 from SRAX, Inc. Given the apparent operational issues at SRAX, Inc., the Company believes at December 31, 2022, it is not probable that future material services will be received from SRAX, Inc. Therefore, the remaining prepaid advertising balance was expensed in 2022.

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

Other income (expense):

	Years ended December 31		Change
	2022 $	2021 $	$	%
Amortization of debt discount and interest expense	(131,828)	(357,213)	225,385	(63)
Loss on settlement of debt	(3,668,750)	(12,890,764)	9,444,014	(72)
Initial derivative expense	(36,521)	(126,322)	89,801	(71)
Change in fair value of derivative liabilities	(59,878)	208,261	(268,139)	(129)
Total operating expenses	(3,896,977)	(13,166,038)	9,269,060	(70)

Amortization of debt discount and interest expense for the year ended December 31, 2022 was $131,828, compared to $357,213 for the year ended December 31, 2021. Amortization of debt discount and interest expense relates to the issuance of non-redeemable convertible notes, convertible notes and promissory notes.

During the years ended December 31, 2022 and 2021, the Company elected to convert $103,640 and $516,404 of principal and interest of a non-redeemable convertible note into 27,410,000 and 4,552,595 shares of common stock of the Company resulting in a loss on settlement of debt of $3,668,750 and $12,811,303, respectively.

During the years ended December 31, 2022 and 2021, the holders of the convertible notes also elected to convert 0 shares and 214,329 shares of the Company with a fair value of $0 and $552,435 resulting in a loss on settlement of debt of $0 and $79,460, respectively.

Initial derivative expense of $36,521 for the year ended December 31, 2022 represents the difference between the fair value of the total embedded derivative liability of $186,521 and the cash received of $150,000 for the Series E Stock issued on October 6, 2022.

Initial derivative expense of $126,322 for the year ended December 31, 2021 represents the difference between the fair value of the total embedded derivative liability of $351,322 and the cash received of $225,000 for the convertible notes issued on February 23, 2021 and May 27, 2021.

During the year ended December 31, 2022 and 2021, the gain (loss) due to the change in fair value of derivative liabilities was $(59,878) and $208,261, respectively.

Net loss for the period:

	Years ended December 31		Change
	2022 $	2021 $	$	%
Net loss for the period	(21,693,111)	(16,336,037)	(5,357,074)	32

Our net loss for year ended December 31, 2022 was $21,693,111, compared to $16,336,037 for the year ended December 31, 2021, respectively. Our losses during the years ended December 31, 2022 and 2021 are primarily due to costs associated with professional fees, our transfer agent, investor relations, stock-based compensation paid to officers, directors and consultants, write-off of remaining prepaid advertising credits, loss on settlement of debt and the issuance of a convertible notes.

QUARTERLY RESULTS OF OPERATIONS

The following is a summary of selected quarterly information that has been derived from the financial statements of the Company. This summary should be read in conjunction with the consolidated financial statements of the Company.

Quarter Ended	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Sales	$168,790	$172,782	$190,691	$199,039	$324,748	$241,417	$174,774	$189,157
Gross profit	$21,299	$13,659	$(6,278)	$20,514	$19,117	$39,808	$19,808	$18,547
Operating expenses	$(2,759,699	$(304,452)	$(14,021,263)	$(759,913)	$(1,270,225)	$(693,259)	$(446,806)	$(856,989)
Other income (expense)	$(194,173)	$(768,587)	$(2,320,020)	$(614,198)	$(2,155,703)	$(7,397,246)	$(1,560,110)	$(2,052,979)
Net loss for the period	$(2,932,573)	$(1,059,380)	$(16,347,561)	$(1,353,597)	$(3,406,811)	$(8,050,697)	$(1,987,108)	$(2,891,421)
Basic and diluted net loss per share	$(0.02)	$(0.01)	$(0.18)	$(0.20)	$(0.63)	$(2.68)	$(1.26)	$(2.99)

LIQUIDITY AND CAPITAL RESOURCES

For the year ended December 31, 2022

Cash flows used in operating activities

	Year ended December 31		Change
	2022 $	2021 $	$	%
Net cash used in operating activities	(840,745)	(557,873)	(282,872)	51

Our net cash used in operating activities for the year ended December 31, 2022 and 2021 is $840,745 and $557,873, respectively. Our net loss for the year ended December 31, 2022 of $21,693,111 was the main contributing factor for our negative cash flow. We were able to mostly offset the cash used in operating activities by using our stock to pay for expenses such as amortization of prepaid expense of $3,020,527, stock-based compensation of $13,504,200, amortization of debt discount of $131,828, loss on debt settlement of $3,668,750 and initial derivative expense of $36,521.

Cash flows used in investing activities

	Year ended December 31		Change
	2022 $	2021 $	$	%
Net cash used in investing activities	(10,749)	(5,425)	(5,324)	98

Our net cash (used in) provided by investing activities for the year ended December 31, 2022 and 2021 is ($10,749) and ($5,425), respectively. Our investing activities are purchases of a vehicle and computer and office equipment.

Cash flows from financing activities

	Year ended December 31		Change
	2022 $	2021$	$	%
Net cash from financing activities	350,194	1,072,408	(722,214)	(67)

Our net cash provided by financing activities for the year ended December 31, 2022 and 2021 is $350,194 and $1,072,408, respectively.

In 2022, the Company received $302,680 (CAD $393,500) in cash from its line of credit with The Cellular Connection Ltd. dated April 14, 2022. In 2021, cash from financing activities is primarily due to the issuance of 40,000 shares of Series D Stock for $789,006 in cash and issuance of convertible notes for $225,000.

As of December 31, 2022, we had cash of $17,137, working capital (deficiency) of $(591,376) and total liabilities of $1,924,171.

Our working capital as of December 31, 2022 and 2021 is as follows:

	December 31, 2022	December 31, 2021
Current assets	$193,097	$1,608,848
Current liabilities	784,473	552,998
Working capital (Deficiency)	$(591,376)	$1,055,850

The Company is continuing to focus improving cash flows from operations by reducing incentives to customers, by making purchases from different suppliers, accelerating the collection of accounts receivable, managing accounts payable balances and by paying our officers, directors, consultants and staff with our stock.

The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the year ended December 31, 2022, the Company incurred a net loss of $21,693,111 and used cash in operating activities of $840,745 and on December 31, 2022, had stockholders’ deficit of $4,638,208. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The Company’s independent registered public accounting firm, in their report on the Company’s financial statements for the year ended December 31, 2022, expressed substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty should we be unable to continue as a going concern.

Over the next 12 months we expect to expend approximately $268,000 in cash for legal, accounting and related services and to implement our business plan. We hope to be able to compensate our independent contractors with stock-based compensation, which will not require us to use our cash, although there can be no assurances that we will be successful in these efforts.

Cash Required to Implement of Business Plan
General and Administration	$268,000
Total Estimated Cash Expenditures	$268,000

On April 14, 2022, the Company entered into a binding Line of Credit with The Cellular Connection Ltd. Pursuant to the Line of Credit, the Company can borrow from the Lender up to CAD $235,137 (CAD $750,000 available on the Line of Credit less CAD $514,863 of funds drawn and outstanding at March 23, 2023) in principal. If required, we expect to be able to secure additional capital through advances from our Chief Executive Officer, note holders, shareholders and others in order to pay expenses such as organizational costs, filing fees, accounting fees and legal fees, however, we do not have any written or oral agreements with any other third parties which require them to fund our operations. Although there can be no assurances that we will be able to obtain such funds in the future, the Company has been able to secure financing to continue operations since its inception on April 3, 2009. We are currently quoted on OTC Pink.. If we need additional capital in the next twelve months and if we cannot raise such capital on acceptable terms, we may have to curtail our operations or terminate our business entirely.

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

Commitments for future capital expenditures at December 31, 2022 is as follows:

	Payments Due by Period
Contractual obligations	Total $	Less than 1 year $	1 - 3 years $	4 – 5 years $	After 5 years $
Accounts payable and accrued liabilities	555,220	555,220	—	—	—
Debt	805,785	198,916	606,869	—	—
Deferred revenue	22,107	22,107	—	—	—
Non-redeemable convertible notes	517,621	—	517,621	—	—
Financial lease Obligations	—	—	—	—	—
Operating leases(1)	23,438	8,230	15,208	—	—
Purchase obligations	—	—	—	—	—
Total contractual obligations	1,924,171	784,473	1,139,698	—	—

Notes:

(1)	Leases for retail space, equipment and warehousing is currently month to month. Deliveries are currently outsourced.

OPERATING CAPITAL AND CAPITAL EXPENDITURE REQUIREMENTS

We are currently funding our operations by way of cash advances from our Chief Executive Officer, note holders, shareholders and others. We hope to be able to compensate our independent contractors with stock-based compensation, which will not require us to use our cash, although there can be no assurances that we will be successful in these efforts. On April 14, 2022, the Company entered into a binding Line of Credit with The Cellular Connection Ltd. Pursuant to the Line of Credit, the Company can borrow from the Lender up to up to CAD $356,500 (CAD $750,000 available on the Line of Credit less CAD $393,500 of funds drawn and outstanding at December 31, 2022) in principal. We believe our current cash balance and the Line of Credit is sufficient to fund our operations during the next 12 months The loans from our Chief Executive Officer, note holders, shareholders and others are unsecured and non-interest bearing and have no set terms of repayment. Our common stock started trading over the counter and has been quoted on the Over-The Counter Bulletin Board since February 17, 2011. The stock currently trades under the symbol “TWOH.OB.”

RELATED PARTY TRANSACTIONS

Years ended December 31, 2022 and 2021

Due to Related Party

As of December 31, 2022 and 2021, advances and accrued salary of $185,473 and $39,985, respectively, were due to Nadav Elituv, the Company's Chief Executive Officer. The balance is non-interest bearing, unsecured and have no specified terms of repayment. During the year ended December 31, 2022, the Company issued advances due to related party for $167,438 of expenses paid on behalf of the Company and advances due to related party were repaid by the Company with $127,616 in cash. In addition, the Company accrued salary of $195,551 due to Nadav Elituv for the year ended December 31, 2022 and issued a promissory note for $85,285 to settle due to related party.

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

Promissory Notes – Related Party

As of December 31, 2022 and 2021, promissory notes – related party of $84,377 and $0 (principal $78,490 and interest of $5,887), respectively, were outstanding. The promissory notes – related party bear interest of 10% per annum, are unsecured, mature on December 31, 2025 and are due to 2130555 Ontario Limited, a Company controlled by Nadav Elituv, the Company's Chief Executive Officer.

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

CHANGES IN ACCOUNTING POLICIES INCLUDING INITIAL ADOPTION

Refer to Note 2 in the consolidated financial statements for the year ended December 31, 2022 and Note 2 in the consolidated financial statement for the year ended December 31, 2021 for information on accounting policies.

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

Refer to Note 2 in the consolidated financial statements for the year ended December 31, 2022 and Note 2 in the consolidated financial statements.

Foreign Exchange risk

Our revenue is derived from operations in Canada. Our consolidated financial statements are presented in U.S. dollars and our liabilities other than trade payables are primarily due in U.S. dollars. The revenue we earn in Canadian dollars is adversely impacted by the increase in the value of the U.S. dollar relative to the Canadian dollar.

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

OUTSTANDING SHARE DATA

As of March 23, 2023, the following securities were outstanding:

Common stock: 193,226,548 shares

Series A Convertible Preferred Stock: 25,000

Series B Convertible Preferred Stock: 4,000

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

December 31, 2022 and 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Two Hands Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Two Hands Corporation (“the Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2022 and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company incurred a net loss and has a stockholders’ deficit, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) related to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgements. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Derivative Liabilities

Critical Audit Matter Description

As described in Notes 2 and 9 to the consolidated financial statements, the Company determined that the conversion features of its convertible notes and certain warrants issued in conjunction with financing arrangements required to be accounted for as derivative liabilities. The derivative liabilities are recorded at fair value when issued and subsequently re-measured to fair value each reporting period. The Company utilized a binomial option pricing model to determine the fair value of the derivative liabilities, which uses certain assumptions related to exercise price, term, expected volatility, and risk-free interest rate.

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

Issuance and Valuation of Preferred Stock, and resulting deemed dividends from the Company’s reverse stock split.

Critical Audit Matter Description

As described in Note 11 to the consolidated financial statements, the Company issued preferred stock for services and cash, and recorded deemed dividends as a result of the Company’s reverse stock split.

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

Our audit procedures consisted of the following, among others:

•	Inspecting and reviewing the designation document for the establishment of the Preferred Stock and the documents related to the issuance of the instrument to the recipients.
•	Evaluating the reasonableness of the conclusions made by the Company related to the accounting treatment for embedded conversion feature and classification and presentation of the instrument as a whole in the consolidated balance sheet, including the Company’s consideration of relevant accounting standards.
•	Evaluating the reasonableness of the conclusions made by the Company in regard to the timing and recognition of expense related to the issuance of Preferred Stock for future services, as well as deemed dividends resulting from the Company’s reverse stock split.
•	Evaluating the reasonableness of conclusions made by the Company in regard to the recognition of gain or loss to extinguish the instrument.

Professionals with specialized skill and knowledge were utilized by the Firm to assist in the evaluation of the Company’s accounting for the issuance of the Preferred Stock.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2017.

Draper, UT

March 31, 2023

TWO HANDS CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS

Current assets
Cash	$17,137	$533,295
Accounts receivable, net	94,182	163,197
VAT taxes receivable	8,157	24,563
Inventory	73,621	154,848
Prepaid expense	—	732,945
Total current assets	193,097	1,608,848

Property and equipment, net	13,667	6,974
Operating lease right-of-use asset	23,438	33,612

Total assets	$230,202	$1,649,434

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$555,220	$498,428
Due to related party	185,473	39,985
Notes payable	13,443	6,103
Deferred revenue	22,107	—
Current portion of operating lease right-of-use liability	8,230	8,482
Total current liabilities	784,473	552,998
Long-term liabilities
Line of credit	293,298	—
Promissory notes	229,194	210,527
Promissory note - related party	84,377	—
Non-redeemable convertible notes, net	517,621	517,717
Operating lease right-of-use liability, net of current portion	15,208	25,130
Total long-term liabilities	1,139,698	753,374

Total liabilities	1,924,171	1,306,372

Commitments and Contingencies	—	—

Temporary equity
Series A convertible preferred stock; $0.01 par value; 200,000 shares designated, 25,000 and 189,500 shares issued and outstanding, respectively	249,505	595,122
Series B convertible preferred stock; $0.01 par value; 100,000 shares designated, 11,000 and 21,000 shares issued and outstanding, respectively	109,783	1,564,100
Series C convertible preferred stock; $0.001 par value; 150,000 shares designated, 90,000 shares and 10,000 shares issued and outstanding, respectively	2,584,951	1,130,952
Series D convertible preferred stock; $0.001 par value; 200,000 shares designated, 0 shares and 40,000 shares issued and outstanding, respectively	—	789,006
Series E convertible preferred stock; $0.0001 par value; 300,000 shares designated, 0 shares shares issued and outstanding	—	—
Total temporary equity	2,944,239	4,079,180

Stockholder's deficit
Preferred stock; $0.001 par value; 1,000,000 shares authorized, 0 issued and outstanding	—	—
Common stock; $0.0001 par value; 12,000,000,000 shares authorized, 137,402,624 and 6,000,000 shares issued and outstanding, respectively	13,742	600
Additional paid-in capital	78,895,425	58,151,817
Common stock to be issued	336,000	336,000
Accumulated other comprehensive income	39,141	4,870
Accumulated deficit	(83,922,516)	(62,229,405)
Total stockholders' deficit	(4,638,208)	(3,736,118)

Total liabilities and stockholders' deficit	$230,202	$1,649,434

The accompanying footnotes are an integral part of these financial statements.

TWO HANDS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the years ended December 31,
	2022	2021

Sales	$731,302	$930,096
Cost of goods sold	682,109	832,816
Gross profit	49,193	97,280

Operating expenses
General and administrative	17,845,327	3,267,279
Total operating expenses	17,845,327	3,267,279

Loss from operations	(17,796,134)	(3,169,999)

Other income (expense)
Amortization of debt discount and interest expense	(131,828)	(357,213)
Loss on settlement of debt	(3,668,750)	(12,890,764)
Initial derivative expense	(36,521)	(126,322)
Change in fair value of derivative liabilities	(59,878)	208,261
Total other income (expense)	(3,896,977)	(13,166,038)

Net loss attributable to Two Hands Corporation	(21,693,111)	(16,336,037)

Less: deemed dividend - Series A Stock modification	(1,396,721)	—
Add: deemed contribution - Series B Stock modification	1,354,515	—
Add: deemed contribution - Series C Stock modification	834,001	—
Add: deemed contribution - Series D Stock modification	749,085	—
Less: deemed contribution - Series E Stock	57,218	—

Net loss attributable to Two Hands Corporation common shareholders	$(20,095,013)	$(16,336,037)

Other comprehensive income (loss)
Foreign exchange income	30,523	—
Total other comprehensive income	30,523	—

Comprehensive loss	$(20,064,490)	$(16,336,037)

Net loss per common share - basic and diluted	$(0.23)	$(5.79)

Weighted average number of common shares outstanding - basic and diluted	87,625,255	2,820,094

The accompanying footnotes are an integral part of these financial statements.

TWO HANDS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the years ended December 31, 2022 and 2021

	Common Stock		Common Stock to be	Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Issued	Capital	Income	Deficit	Deficit
Balance, December 31, 2021	6,000,000	$600	$336,000	$58,151,817	$4,870	$(62,229,405)	$(3,736,118)
Rounding on reverse split	5,558	1	—	—	—	—	1
Stock issued for conversion of non-redeemable convertible notes	27,410,000	2,741	—	3,769,649	—	—	3,772,390
Stock issued for officer and director compensation	90,000,000	9,000	—	13,491,000	—	—	13,500,000
Stock issued for the conversion of Series B Stock	10,000,000	1,000	—	98,802	—	—	99,802
Stock issued for the conversion of Series D Stock	4,000,000	400	—	39,521	—	—	39,921
Deemed dividend - Series A Stock modification	—	—	—	(1,396,721)	—	—	(1,396,721)
Deemed contribution - Series B Stock modification	—	—	—	1,354,515	—	—	1,354,515
Deemed contribution - Series C Stock modification	—	—	—	834,001	—	—	834,001
Deemed contribution - Series D Stock modification	—	—	—	749,085	—	—	749,085
Deemed contribution - Series E Stock	—	—	—	57,218	—	—	57,218
Cancellation of Series A Stock	—	—	—	1,746,538	—	—	1,746,538
Cancellation of common stock	(12,934)	—	—	—	—	—	—
Foreign exchange loss	—	—	—	—	34,271	—	34,271
Net loss attributed to Two Hands Corporation	—	—	—	—	—	(21,693,111)	(21,693,111)
Balance, December 31, 2022	137,402,624	$13,742	$336,000	$78,895,425	$39,141	$(83,922,516)	$(4,638,208)

	Common Stock		Common Stock to be	Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Issued	Capital	Income	Deficit	Deficit
Balance, December 31, 2020	695,576	$70	$336,000	$42,773,378	$—	$(45,893,368)	$(2,783,920)

Stock issued for conversion of non-redeemable convertible notes	4,552,595	455	—	13,327,253	—	—	13,327,708
Stock issued for conversion of convertible notes	214,329	21	—	552,413	—	—	552,434
Stock issued for the conversion of Series C Stock	250,000	25	—	565,452	—	—	565,477
Stock issued for consulting	240,500	24	—	809,976	—	—	810,000
Stock issued for officer and director compensation	47,000	5	—	123,345	—	—	123,350
Foreign exchange gain	—	—	—	—	4,870	—	4,870
Net loss attributed to Two Hands Corporation	—	—	—	—	—	(16,336,037)	(16,336,037)
Balance, December 31, 2021	6,000,000	$600	$336,000	$58,151,817	$4,870	$(62,229,405)	$(3,736,118)

The accompanying footnotes are an integral part of these financial statements.

TWO HANDS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2022	2021
Cash flows from operating activities
Net loss attributed to Two Hands Corporation	$(21,693,111)	$(16,336,037)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	11,530	4,215
Bad debt	112,822	20,960
Stock-based compensation	13,504,200	1,043,350
Amortization of debt discount	131,828	357,213
Loss on settlement of debt	3,668,750	12,890,764
Initial derivative expense	36,521	126,322
Change in fair value of derivative liabilities	59,878	(208,261)
Reduction in ROU liability	(8,257)	(2,316)
Change in operating assets and liabilities
Accounts and taxes receivable	(36,855)	(159,882)
Prepaid expense	3,020,527	1,312,359
Inventory	73,903	(156,376)
Deferred revenue	23,076	—
Accounts payable and accrued liabilities	254,443	549,816
Net cash used in operating activities	(840,745)	(557,873)

Cash flows from investing activities
Purchase of property and equipment	(10,749)	(5,425)
Net cash used in investing activities	(10,749)	(5,425)

Cash flow from financing activities
Advances by related party	167,438	135,378
Repayment of advances to related party	(127,616)	(127,375)
Proceeds from notes payable	7,692	15,439
Proceeds from issuance of shares	—	789,006
Proceeds from promissory notes	302,680	19,137
Proceeds from non-redeemable convertible	—	15,823
Proceeds from convertible notes	—	225,000
Net cash provided by financing activities	350,194	1,072,408

Change in foreign exchange	(14,858)	2,342

Net change in cash	(516,158)	511,452

Cash, beginning of the period	533,295	21,843

Cash, end of the period	$17,137	$533,295

Cash paid during the year
Interest paid	$—	$448
Income taxes paid	$—	$—

Supplemental disclosure of non-cash investing and financing activities
Stock issued to settle accounts payable and accrued liabilities	$—	$496,222
Stock issued to settle non-redeemable convertible notes	$3,772,390	$13,327,708
Stock issued to settle convertible notes	$—	$552,435
Stock issued for prepaid expense	$2,288,000	$1,153,571
Initial debt discount from derivative	$—	$225,000
Right-of-use asset	$—	$45,444
Transfer of notes payable to promissory notes	$—	$91,192
Transfer of accounts payable and accrued liabilities to promissory notes	$85,285	$26,050
Transfer of due to related party to promissory notes - related party	$—	$19,572
Deemed dividend - Series A Stock modification	$1,396,721	$—
Deemed contribution - Series B Stock modification	$1,354,515	$—
Deemed contribution - Series C Stock modification	$834,001	$—
Deemed contribution - Series D Stock modification	$749,085	$—
Deemed contribution - Series E Stock	$57,218	$—

The accompanying footnotes are an integral part of these financial statements.

Two Hands Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

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

GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the year ended December 31, 2022, the Company incurred a net loss of $21,693,111 and used cash in operating activities of $840,745, and on December 31, 2022, had stockholders’ deficit of $4,638,208. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a period one year from the date that the financial statements are issued. The Company will be dependent upon the raising of additional capital through placement of its common stock in order to implement its business plan. There can be no assurance that the Company will be successful in this situation. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might result from this uncertainty. We are currently funding our operations by way of cash advances from our Chief Executive Officer, note holders, shareholders and others; however, we do not have any oral or written agreements with them or others to loan or advance funds to us. There can be no assurances that we will be able to receive loans or advances from them or other persons in the future.

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

CONCENTRATIONS

The following table summarizes accounts receivable and revenue concentrations:

	Accounts receivable at December 31, 2022	Revenue for the year ended December 31, 2022
Customer #1	17%	—
Customer #2	17%	—
Total concentration	34%	—

The following table summarizes accounts payable and cost of goods sold concentrations:

	Accounts payable at December 31, 2022	Cost of goods sold for the year ended December 31, 2022
Supplier #1	30%	—
Supplier #2	13%	—
Supplier #3	—	12%
Supplier #4	—	11%
Total concentration	43%	23%

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

The allowance for doubtful accounts at December 31, 2022 and 2021 is $156,693 and $68,873, respectively.

INVENTORY

Inventory consisting of groceries and dry goods are measured at the lower of cost and net realizable value. Cost is determined pursuant to the first-in first out (“FIFO”) method. The cost of inventory includes the purchase price, shipping and handling costs incurred to bring the inventories to their present location and condition. Inventory with a short shelf life that is not utilized within the planned period are immediately expensed in the statement of operations. Estimated gross profit rates are used to determine the cost of goods sold in interim periods. Any significant adjustment that results from the reconciliation with annual physical inventory is disclosed. At December 31, 2022 and 2021, the inventory valuation allowance was $0.

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

During the year ended December 31, 2022 and 2021, the Company had revenue of $731,302 and $930,096 respectively. In 2022, the Company recognized revenue of $142,571 from the sale of groceries to consumers via the gocart.city online grocery delivery application and $588,731 from the sale of dry goods and produce to other businesses. In 2021, the Company recognized revenue of $161,707 from the sale of groceries to consumers via the gocart.city online grocery delivery application and $768,389 from the sale of dry goods and produce to other businesses.

RESEARCH AND DEVELOPMENT COSTS

Software development costs are included in research and development and are expensed as incurred. FASB ASC Topic 350 Intangibles—Goodwill and Other requires that software development costs incurred subsequent to reaching technological feasibility be capitalized, if material. If the process of developing a new product or major enhancement does not include a detailed program design, technological feasibility is determined only after completion of a working model. To date, the period between achieving technological feasibility and the general availability of such software has been short, and the software development costs qualifying for capitalization have been insignificant. The Company recorded research and development expense of $0 and $0 for the years ended December 31, 2022 and 2021, respectively.

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

NET LOSS PER SHARE

Basic net income (loss) per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period increased to include the number of additional common shares that would have been outstanding if potentially dilutive securities had been issued. On December 31, 2022 and 2021, we excluded the common stock issuable upon conversion of non-redeemable convertible notes, convertible notes, Series A Stock, Series B Stock, Series C Stock, Series D Stock and common stock to be issued of 5,248,242,000 shares and 5,919,672,901 shares, respectively, as their effect would have been anti-dilutive.

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

Effective October 1, 2021, the Company changed the functional currency of its Company’s Canadian subsidiary, Two Hands Canada Corporation, to the Canadian dollar from United States dollar. The change in functional currency is due to the increase of Canadian dollar dominated activities over time including sales, operating costs and share subscriptions. The change in functional currency is accounted for prospectively. Two Hands Canada Corporation maintains its accounts in the Canadian dollar. Assets and liabilities are translated to United States dollars at year-end exchange rates. Income and expenses are transaction at averages exchange rate during the year. Foreign currency transaction adjustments are reported as other comprehensive income, a component of equity in the consolidated balance sheet.

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

December 31, 2022
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

NOTE 3 – NON-REDEEMABLE CONVERTIBLE NOTES

On September 1, 2016, Doug Clark, former Chief Executive Officer and related party, assigned the Side Letter Agreement (“Note”) dated June 10, 2014 with a total carrying value $382,016 to DC Design Inc. (“DC Design”). On September 1, 2016, the Company entered into an amended Side Letter Agreement with DC Design to amend and add certain terms to the Side Letter Agreement and advances from the period from June 25, 2014 to December 24, 2014. Under the terms of the amended Side Letter Agreement, the issue price of the Note is $174,252 with an interest rate 20% per annum and an original maturity date of December 31, 2017 which is subject to automatic annual renewal. In addition, on September 30, 2019, the Company and DC Design entered into an Agreement to change the original maturity date of the Note to December 31, 2021. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.003 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the note. During the year ended December 31, 2021, the Company elected to convert $39,612 of principal and interest into 13,204 shares of common stock of the Company at a conversion price of $3.00 per share. This conversion resulted in a gain on debt settlement of $6,602 due to the requirement to record the share issuance at fair value on the date the shares were issued. The consolidated statement of operations includes interest expense of $0 and $6,602 for the year ended December 31, 2022 and 2021, respectively, and $0 and $6,602 for the years ended December 31, 2022 and 2021, respectively. On December 31, 2022 and 2021, the carrying amount of the Note is $0 and $0, respectively. This Note has been paid in full.

On January 8, 2018, the Company entered into a Side Letter Agreement (“Note”) with a non-related investor, Stuart Turk, to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $244,065 issued by the Company during the period of July 2014 and December 2017. The issue price of the Note is $244,065 with a face value of $292,878 and the Note has an original maturity date of December 31, 2018 which is subject to automatic annual renewal. On June 29, 2021, the Company and Stuart Turk entered into an Agreement to change the original maturity date of the Note to December 31, 2025. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2022. During the year ended December 31, 2020, the Company elected to convert $1,400 of principal and interest into 14,000 shares of common stock of the Company at a conversion price of $0.10 per share. These conversions resulted in a loss on debt settlement of $58,800 due to the requirement to record the share issuance at fair value on the date the shares were issued. During the year ended December 31, 2021, the Company elected to convert $286,957 of principal and interest into 2,869,571 shares of common stock of the Company at a conversion price of $0.10 per share. These conversions resulted in a loss on debt settlement of $7,693,428 due to the requirement to record the share issuance at fair value on the date the shares were issued. During the year ended December 31, 2022 (prior to the reverse stock split on April 27, 2022), the Company elected to convert $71,000 of principal and interest into 710,000 shares of common stock of the Company at a conversion price of $0.10 per share. These conversions resulted in a loss on debt settlement of $374,000 due to the requirement to record the share issuance at fair value on the date the shares were issued. During the year ended December 31, 2022 (after the reverse stock split on April 27, 2022), the Company elected to convert $2,140 of principal and interest into 21,400,000 shares of common stock of the Company at a conversion price of $0.0001 per share. These conversions resulted in a loss on debt settlement of $2,436,750 due to the requirement to record the share issuance at fair value on the date the shares were issued. The consolidated statement of operations includes interest expense of $43,491 and $84,069 for the year ended December 31, 2022 and 2021, respectively. On December 31, 2022 and 2021, the carrying amount of the Note is $187,808 (face value of $187,808 less $0 unamortized discount) and $217,457 (face value of $217,457 less $0 unamortized discount), respectively.

On April 12, 2018, the Company entered into a Side Letter Agreement (“Note”) with a non-related investor, Jordan Turk, to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $45,000 issued by the Company during the period of March 19, 2018 to April 12, 2018. The issue price of the Note is $45,000 with a face value of $54,000 and the Note has an original maturity date of December 31, 2018 which is subject to automatic annual renewal. On June 29, 2021, the Company and Jordan Turk entered into an Agreement to change the original maturity date of the Note to December 31, 2025. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. During the year ended December 31, 2020, the Company elected to convert $2,000 of principal and interest into 20,000 shares of common stock of the Company at a conversion price of $0.10 per share. These conversions resulted in a loss on debt settlement of $62,000 due to the requirement to record the share issuance at fair value on the date the shares were issued. During the year ended December 31, 2021, the Company elected to convert $90,048 of principal and interest into 900,480 shares of common stock of the Company at a conversion price of $0.10 per share. These conversions resulted in a loss on debt settlement of $2,918,242 due to the requirement to record the share issuance at fair value on the date the shares were issued. The consolidated statement of operations includes interest expense of $0 and $15,008 for the year ended December 31, 2022 and 2021, respectively. On December 31, 2022 and 2021, the carrying amount of the Note is $0 and $0, respectively. This Note has been paid in full.

On May 10, 2018, the Company entered into a Side Letter Agreement (“Note”) with a non-related investor, Jordan Turk, to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $35,000 issued by the Company on May 9, 2018. The issue price of the Note is $35,000 with a face value of $42,000 and the Note has an original maturity date of December 31, 2018 which is subject to automatic annual renewal. On June 29, 2021, the Company and Jordan Turk entered into an Agreement to change the original maturity date of the Note to December 31, 2025. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. During the year ended December 31, 2021, the Company elected to convert $40,100 of principal and interest into 401,000 shares of common stock of the Company at a conversion price of $0.10 per share. These conversions resulted in a loss on debt settlement of $846,100 due to the requirement to record the share issuance at fair value on the date the shares were issued. During the year ended December 31, 2022 (prior to the reverse stock split on April 27, 2022), the Company elected to convert $30,000 of principal and interest into 300,000 shares of common stock of the Company at a conversion price of $0.10 per share. These conversions resulted in a loss on debt settlement of $210,000 due to the requirement to record the share issuance at fair value on the date the shares were issued. During the year ended December 31, 2022 (after the reverse stock split on April 27, 2022), the Company elected to convert $500 of principal and interest into 5,000,000 shares of common stock of the Company at a conversion price of $0.0001 per share. These conversions resulted in a loss on debt settlement of $648,000 due to the requirement to record the share issuance at fair value on the date the shares were issued. The consolidated statement of operations includes interest expense of $6,495 and $12,096 for the year ended December 31, 2022 and 2021, respectively. On December 31, 2022 and 2021, the carrying amount of the Note is $8,471 (face value of $8,471 less $0 unamortized discount) and $32,476 (face value of $32,476 less $0 unamortized discount), respectively.

On September 13, 2018, the Company entered into a Side Letter Agreement (“Note”) with a non-related investor, Jordan Turk, to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $40,000 issued by the Company during the period of July 10 to September 13, 2018. The issue price of the Note is $40,000 with a face value of $48,000 and the Note has an original maturity date of December 31, 2018 which is subject to automatic annual renewal. On June 29, 2021, the Company and Jordan Turk entered into an Agreement to change the original maturity date of the Note to December 31, 2025. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. The consolidated statement of operations includes interest expense of $16,589 and $13,824 for the year ended December 31, 2022 and 2021, respectively. On December 31, 2022 and 2021, the carrying amount of the Note is $99,533 (face value of $99,533 less $0 unamortized discount) and $82,944 (face value of $82,944 less $0 unamortized discount), respectively.

On January 31, 2019, the Company entered into a Side Letter Agreement (“Note”) with Stuart Turk to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $106,968 issued by the Company during the period of January 3, 2018 to December 28, 2018. The issue price of the Note is $106,968 with a face value of $128,362 and the Note has an original maturity date of December 31, 2019 which is subject to automatic annual renewal. On June 29, 2021, the Company and Stuart Turk entered into an Agreement to change the original maturity date of the Note to December 31, 2025. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on the maturity date, the outstanding face amount of the Note shall increase by 20% on January 1, 2022. The consolidated statement of operations includes interest expense of $36,968 and $30,807 for the year ended December 31, 2022 and 2021, respectively. On December 31, 2022 and 2021, the carrying amount of the Note is $221,809 (face value of $221,809 less $0 unamortized discount) and $184,841 (face value of $184,841 less $0 unamortized discount), respectively.

On January 31, 2019, the Company entered into a Side Letter Agreement (“Note”) with a non-related investor, The Cellular Connection Ltd., to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $20,885 issued by the Company during the period of January 23, 2018 to October 16, 2018. The issue price of the Note is $20,885 with a face value of $25,062 and the Note has an original maturity date of December 31, 2019 which is subject to automatic annual renewal. On September 30, 2019, the Company and The Cellular Connection Ltd. entered into an Agreement to change the original maturity date of the Note to December 31, 2021. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. During the year ended December 31, 2020, the Company elected to convert $115 of principal and interest into 1,150 shares of common stock of the Company at a conversion price of $0.10 per share. These conversions resulted in a loss on debt settlement of $3,795 due to the requirement to record the share issuance at fair value on the date the shares were issued. During the year ended December 31, 2021, the Company elected to convert $35,952 of principal and interest into 359,517 shares of common stock of the Company at a conversion price of $0.10 per share. These conversions resulted in a loss on debt settlement of $1,357,400 due to the requirement to record the share issuance at fair value on the date the shares were issued. The consolidated statement of operations includes interest expense of $0 and $5,992 for the year ended December 31, 2022 and 2021, respectively. On December 31, 2022 and 2021, the carrying amount of the Note is $0 and $0, respectively. This Note has been paid in full.

On January 20, 2021, the Company entered into a Side Letter Agreement (“Note”) with a non-related investor, Francesco Bisignano, for cash proceeds of $15,823. The issue price of the Note is $15,823 with a face value of $23,735. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0034 per share of the Company’s common stock.. During the year ended December 31, 2021, the Company elected to convert $23,735 of principal and interest into 8,823 shares of common stock of the Company at a conversion price of $3.40 per share. This conversion resulted in a loss on debt settlement of $2,736 due to the requirement to record the share issuance at fair value on the date the shares were issued. The consolidated statement of operations includes interest expense of $0 and $7,912 for the year ended December 31, 2022 and 2021, respectively. On December 31, 2022 and 2021, the carrying amount of the Note is $0 and $0, respectively. This Note has been paid in full.

NOTE 4 – LEASES

The Company entered into an operating lease agreement on October 14, 2021 for an automobile, resulting in the recording of an initial liability and corresponding right-of-use asset of $35,906. The weighted-average remaining non-cancelable lease term for the Company’s operating lease was 2.75 years at December 31, 2022. The weighted-average discount rate was 3.96% at December 31, 2022.

The Company’s operating leases expires in 2025. The following shows the undiscounted cash flows for the remaining periods under operating lease at December 31, 2022:

Periods ending December 31,	Operating Lease Commitments
2023	$10,212
2024	10,212
2025	7,659
Total operating lease commitments	28,083
Less: imputed interest	(4,645)
Total right-of-use liability	$23,438

The Company’s discounted current right-of-use lease liability and discounted non-current right-of-use lease liability at December 31, 2022 is $8,230 and $15,208, respectively.

NOTE 5 – LINE OF CREDIT

On April 14, 2022, the Company entered into a binding Grid Promissory Note and Credit Facility Agreement (the “Line of Credit”) with The Cellular Connection Ltd. (the “Lender”) Pursuant to the Line of Credit, the Company can borrow from the Lender up to CAD $750,000 in principal in increments of at least CAD $50,000 upon five business days’ notice. The line of credit is due on May 1, 2024 and the outstanding principal bears interest at 8% per annum, payable monthly. Any indebtedness under the Line of Credit are secured against accounts receivable and inventory of the Company, and is convertible into shares of common stock of the Company at the Company’s option any time after twelve months from the first advance at a conversion price of $0.10 per share, subject to a restriction on the Lender holding more than 4.99% of the Company’s Common Shares. As of December 31, 2022 and 2021, the Line of Credit of $293,298 (principal $289,970 ((CAD $393,500) and interest of $3,328) and $0, respectively, was outstanding. The consolidated statement of operations includes interest expense of $3,328 and $0 for the year ended December 31, 2022 and 2021, respectively. As at March 23, 2023, $376,787 (CAD $514,863) have been borrowed by the Company pursuant to the Line of Credit.

NOTE 6 – NOTES PAYABLE

As of December 31, 2022 and 2021, notes payable due to Stuart Turk, Jordan Turk, and The Cellular Connection Limited, a corporation controlled by Stuart Turk, totaling $13,443 and $6,103, respectively, were outstanding. The balances are non-interest bearing, unsecured and have no specified terms of repayment.

During the year ended December 31, 2021, $15,439 for expenses paid on behalf of the Company and the Company settled notes payable of $91,192 by issuing promissory notes.

NOTE 7 – PROMISSORY NOTES

Promissory Notes

As of December 31, 2022 and 2021, promissory notes of $229,194 (principal $186,672 and interest of $42,522) and $210,527 (principal $186,672 and interest of $23,855), respectively, were outstanding. The promissory notes bears interest of 10% per annum, are unsecured and mature on December 31, 2025.

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

Promissory Notes – Related Party

As of December 31, 2022, promissory note – related party of $84,377 (principal $78,490 and interest of $5,887) and $0, respectively, were outstanding. The promissory notes – related party bear interest of 10% per annum, are unsecured, mature on December 31, 2025 and are due to 2130555 Ontario Limited, a Company controlled by Nadav Elituv, the Company's Chief Executive Officer.

During the year ended December 31, 2021, the Company issued promissory notes – related party of $19,572 for $3,400 to settle accrued liabilities and $16,172 of expenses paid on behalf of the Company.

NOTE 8 – CONVERTIBLE NOTE

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

Geneva Roth Remark Holdings Inc.

On May 27, 2021, the Company entered into a Securities Purchase Agreement with Geneva Roth Remark Holdings Inc. (“Holder”) relating to the issuance and sale of a Convertible Note (the “Note”) with an original principal amount of $78,750 less transaction costs of $3,750 bearing an 8% annual interest rate and maturing May 27, 2022 for $75,000 in cash. After 180 days after the issue date, the Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the lowest three average trading price during the ten trading day period ending on the latest trading day prior to the conversion date. The Company may prepay the Note in cash, if repaid within 90 days of date of issue, at 118% of the original principal amount plus interest, between 91 days and 120 days at 123% of the original principal amount plus interest, between 121 days and 180 days at 129% of the original principal amount plus interest and after 181 days 175% of the original principal amount plus interest. From December 1, 2021 to December 2, 2021, the Holder converted 67,461,539 shares of common stock of the Company with a fair value of $105,985 to settle principal and interest of $81,900. The conversions resulted in the settlement of derivative liabilities of $52,689 and a gain on settlement of debt of $3,667. This Note has been paid in full.

NOTE 9 - CONVERTIBLE OPTION DERIVATIVE LIABILITIES

The Convertible Promissory Notes with Power Up Lending Group Ltd., Redstart Holdings Corp., Geneva Roth Remark Holdings Inc. issued July 13, 2020, September 11, 2020, February 23, 2021 and May 27, 2021 and Series E Preferred Stock issued on October 6, 2022 are accounted for under ASC 815.  The variable conversion price is not considered predominantly based on a fixed monetary amount settleable with a variable number of shares due to the volatility and trading volume of the Company’s common stock. The Company’s convertible option derivative liabilities have been measured at fair value using the binomial model.

The inputs into the binomial models are as follows:

	February 23, 2021	May 27, 2021	December 2, 2021	October 6, 2022	December 1, 2022
Closing share price	$6.80	$2.60	$1.40	$0.0948	$0.0118
Conversion price	$3.70	$1.70	$1.10	$0.0740	$0.0075
Risk free rate	0.13%	0.13%	0.08%	4.20%	4.65%
Expected volatility	276%	194%	152%	226%	266%
Dividend yield	0%	0%	0%	0%	0%
Expected life (years)	1.5	1.0	0.48	1.50	1.35

The increase in the fair value of the conversion option derivative liability of $59,878 is recorded as a loss in the consolidated statements of operations for the year ended December 31, 2022.

During the year ended December 31, 2021, the convertible option derivative liability was reduced by $315,322 for settlement of derivative liabilities due to conversion of the Notes into common stock by the Holders. The decrease in the fair value of the conversion option derivative liability of $208,261 is recorded as a gain in the consolidated statements of operations for the year ended December 31, 2021.

NOTE 10– RELATED PARTY TRANSACTIONS

As of December 31, 2022 and 2021, advances and accrued salary of $185,473 and $39,985, respectively, were due to Nadav Elituv, the Company's Chief Executive Officer. The balance is non-interest bearing, unsecured and have no specified terms of repayment.

During the year ended December 31, 2022, the Company issued advances due to related party for $167,438 of expenses paid on behalf of the Company and advances due to related party were repaid by the Company with $127,616 in cash. In addition, the Company accrued salary of $195,551 due to Nadav Elituv for the year ended December 31, 2022 and issued a promissory note for $85,285 to settle due to related party.

During the year ended December 31, 2021, the Company issued advances due to related party for $135,378 of expenses paid on behalf of the Company and advances due to related party were repaid by the Company with $127,375 in cash. In addition, the Company accrued salary of $165,046 due to Nadav Elituv for the year ended December 31, 2021, issued 60,000 shares of Series A Convertible Preferred Stock with a fair value of $222,317 to settled salary due and issued a promissory note for $19,572 to settle due to related party.

During the years ended December 31, 2022 and 2021, the Company paid Linus Creative Services, a business controlled by Bradley Southam, a director of the Company, $26,307 and $10,054, respectively, for advertising services.

Employment Agreements

On August 7, 2020, the Company executed an employment agreement for the period from July 1, 2020 to June 30, 2021 with Nadav Elituv, the Chief Executive Officer of the Company whereby the Company shall pay 50,000,000 shares of Common Stock of the Company and an annual salary of $151,200 payable monthly on the first day of each month from available funds. On December 31, 2021, there were no shares of common stock due Nadav Elituv under the employment agreement.

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

Stock-based compensation – salaries expense related to these employment agreements for the year ended December 31, 2022 and 2021 is $13,504,200 and $198,850, respectively. Stock-based compensation – salaries expense was recognized ratably over the requisite service period. (See Note 12).

NOTE 11 - INCOME TAXES

A reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	2022	2021
Net loss before income taxes per consolidated financial statements	$(21,693,111)	$(16,336,037)
Income tax rate	21%	21%
Income tax recovery	(4,555,500)	(3,430,600)
Non-deductible share-based payments	3,470,200	497,400
Non-deductible interest	27,600	75,000
Loss on settlement of debt	770,400	2,707,100
Initial derivative expense	7,700	26,500
Change in fair value of derivative expense	12,600	(43,100)
Valuation allowance change	267,000	167,700
Income tax expense (recovery)	$—	$—

The significant component of deferred income tax assets on December 31, 2022 and 2021 is as follows:

	2022	2021
Net operating loss carry-forward	$1,327,700	$1,060,700
Valuation allowance	(1,327,700)	(1,060,700)
Net deferred income tax asset	$—	$—

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

As of December 31, 2022 and 2021 the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the year ended December 31, 2022 and 2021 and no interest or penalties have been accrued as of December 31, 2022 and 2021. As of December 31, 2022 and 2021, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

1800 Diagonal Lending LLC

On October 6, 2022, the Company entered into a Series E Preferred Stock Purchase Agreement with 1800 Diagonal Lending LLC (“Holder”) relating to the issuance and sale of 169,675 shares of Series E Preferred Stock (the “Series E Stock”) with an original purchase price of $154,250 less transaction costs of $4,250 for $150,000 in cash. Series E Stock has an unconditional obligation to be redeemed for cash 18 months after the date of issue at the current stated value (initial stated value is $1.00 per share) plus unpaid accrued dividend. At inception the carrying value of the Series E Stock was $0 ($150,000 cash received less discount of $150,000) and the initial fair value of the embedded derivative was $186,521 (recorded as discount of $150,000 and initial derivative expense of $36,521). After 180 days after the issue date, the Series E Stock together with any unpaid accrued dividend is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 75% of the market price defined as the lowest three average trading price during the ten trading day period ending on the latest trading day prior to the conversion date. The Company may prepay the Series E Stock in cash, if repaid within 60 days of date of issue, at 110% of the original purchase price plus unpaid accrued dividend, between 61 days and 180 days at 115% of the original purchase price plus unpaid accrued dividend and after 180 days the Company does not have the right to prepay in cash. On December 1, 2022, the Company exercised its option for redeem Series E Stock for $189,182 in cash. The redemption resulted in the settlement of Series E Stock of $2,858 (stated value of $169,675 plus unpaid accrued dividend of $2,603 less discount of $169,420) and derivative liabilities of $246,400 and a contribution to additional paid-in capital on redemption of $60,076. On December 1, 2022, the Company paid the Holder $189,182 in cash to redeem and cancel 169,675 shares of Series E Preferred Stock (see Note 8).

Series A Stock, Series B Stock, Series C Stock, Series D Stock and Series E Stock has been classified as temporary equity (outside of permanent equity) on the consolidated balance sheet on December 31, 2022 and 2021 because other tainting contracts such as convertible notes have inadequate available authorized shares of the Company for settlement.

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

During the year ended December 31, 2022, the Company elected to convert $103,640 of principal and interest of non-redeemable convertible notes into 27,410,000 shares of common stock of the Company with a fair value of $3,772,390 resulting in a loss of extinguishment of debt of $3,668,750.

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

During the year ended December 31, 2021, the Company elected to convert $516,404 of principal and interest of non-redeemable convertible notes into 4,552,595 shares of common stock of the Company with a fair value of $13,327,708 resulting in a loss of extinguishment of debt of $12,811,304.

During the year ended December 31, 2021, the Holders of the Senior Convertible Notes issued on July 13, 2020, September 11, 2020, February 26, 2021 and May 27, 2021 elected to convert $377,260 of principal and interest into 214,329 shares of common stock of the Company with a fair value of $552,434 resulting in a loss of extinguishment of debt of $79,460.

During the year ended December 31, 2021, the Holders of Series C Stock election to convert 5,000 shares of Series C Stock into 250,000,000 shares of common stock.

During the year ended December 31, 2021, the Company issued 240,500 shares of common stock for stock-based compensation for consulting services with a fair value of $810,000.

During the year ended December 31, 2021, the Company issued 47,000 shares of common stock for stock-based compensation for officers and directors with a fair value of $123,350.

Common stock to be issued

On December 31, 2022 and 2021, the Company had an obligation to issue 32,000 shares of common stock valued at $336,000 and 32,000 shares of common stock valued at $336,000, respectively, for stock-based compensation – consulting services. These shares relate to an agreement dated August 1, 2020 for services to be provided from August 1, 2020 to July 31, 2022 whereby the Company shall pay 50,000 shares of Common Stock of the Company with a fair value of $525,000 for consulting. The shares are expensed the earlier of (i) the date of issue of shares or (ii) on a straight line over the life of the contract.

NOTE 14 – SUBSEQUENT EVENTS

For the period from January 1, 2023 to March 23, 2023, the Company elected to convert $4,150 of principal and interest of non-redeemable convertible notes into 41,500,000 shares of common stock of the Company with a fair value of $121,700 resulting in a loss of extinguishment of debt of $117,500.

From January 1, 2023 to March 23, 2023, the Company received cash advances of $306,698 (CAD$414,863) in accordance with the terms of the Grid Promissory Note and Credit Facility Agreement with The Cellular Connection Ltd.

From January 1, 2023 to March 23, 2023, the Company received cash advances of $62,140 (CAD$84,000). These advances are non-interest bearing, unsecured and have not specific terms of repayment.

On January 15, 2023, the Company executed an employment agreement for the period from January 1, 2023 to December 31, 2023 with Nadav Elituv, the Chief Executive Officer of the Company whereby the Company shall pay an annual salary of $600,000 from available funds.

On February 2, 2023, the Company agreed to issue 977,889 shares of common stock to settle advances with a carrying value of CAD $48,894 due to Nadav Elituv, the Chief Executive Officer of the Company.

On February 2, 2023, the Company agreed to issue 6,346,035 shares of common stock to settle consulting fees with a carrying value of CAD $317,302 due to 2130555 Ontario Limited. 2130555 Ontario Limited is controlled by Nadav Elituv, the Chief Executive Officer of the Company.

On March 3, 2023, the Holder of Series B Stock elected to convert 7,000 shares of Series B Stock into 7,000,000 shares of common stock resulting in a $69,162 reduction in the carrying value of Series B Stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We have had no changes in or disagreements with our accountants. None of our principal independent accountants have resigned or declined to stand for re-election.

ITEM 9A(T). CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2022. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO-2013). As a result of this assessment, management concluded that, as of December 31, 2022, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2023: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, which are included within disclosure controls and procedures, that occurred during our fiscal quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position(s)
Nadav Elituv (1)	59	CEO, President., Secretary, Treasurer and Director (Principal Executive Officer)
Steven Gryfe	54	Chief Financial Officer (Principal Financial and Accounting Officer)
Ryan Wilson (1)	47	Director
Bradley Southam (1)	51	Director
Yan Namer	51	Director

(1) Members of the Audit Committee

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

A description of the principal occupation for the past five years and summary of the experience of the directors and officers of the Company is as follows:

Nadav Elituv, President, Secretary, Treasurer & Director

Nadav Elituv has been serving as the Company’s Chief Executive Officer, President, Secretary, Treasurer and as a member of the Board of Directors since June 2014. Since August 2008, Mr. Elituv has served as the President and Founder of Imagin8. Imagin8 is a startup and leading developer of hand and body motion-based interactive digital technologies that are designed to enhance new consumer experiences from touch-screens to floor-screens. Mr. Elituv is the results-driven leader of an innovative digital technology enterprise, for over twenty years. With a track record for building, developing and motivating high-performance teams and is an expert in high-tech systems. This includes the design and implementation of computer-vision and gesture-recognition software. Mr. Elituv has solid career experience driving strategic initiatives and meeting critical business mandates.

Mr. Elituv attended Concordia University and York University. Mr. Elituv is a full time employee of the Company. Mr. Elituv has not entered into a non-disclosure or a non-competition agreement with the Company.

Steven Gryfe, Chief Financial Officer

Steven Gryfe was appointed Chief Financial Officer on June 18, 2019. Mr. Gryfe has had a career over twenty years in the technology field in the roles of sales and marketing and as Chief Operating Officer of On the Go Technologies Group. While at On the Go Technologies Group, Mr. Gryfe was instrumental in its growth from revenue of $91,584 in 2003 to over $30 million in 2006. Mr. Gryfe was also President and CEO of HCQ Technologies from 2008 until 2011. He has also had an active role in community serving as President and GM of Toronto Avenue Road Hockey Association.

Mr. Gryfe earned a Bachelor of Arts from Carleton University. He is a full time employee of the Company. Mr. Gryfe has not entered into a non-disclosure or a non-competition agreement with the Company.

Ryan Wilson, Director

Ryan Wilson has been serving as a member of the Company’s Board of Directors since January 31, 2019. Mr. Wilson has an extensive career in the digital field spanning more than twenty years of his career advancing digital initiatives, with a track record that speaks for itself, including digital marketing, digital strategy and digital transformation through innovation for financial services. Most recently acting as Principal Consultant for e-commerce digital innovation at msg Global Solutions, starting back in May 2017, msg Global Solutions specializes in SAP enterprise implementations. Prior to that, Ryan spent over four years defining the digital experiences for Ontario Teachers’ Pension Plan from March 2013 to May 2017 primarily influencing leadership teams and building implementation teams for site and app development. From developer to director Mr. Wilson has been involved in all aspects of digital development. Currently focusing on technologies such as Block Chains, NLP (natural language processing), AI and machine learning, at an insurrect innovation lab. Using design thinking methodologies and an agile approach, Mr. Wilson’s career has centered around implementing pilot projects, planning migrations, post implementation iterations, risk planning, and digital transformation.

Mr. Wilson earned a Bachelor of Arts from Trent University. He will devote approximately 5% of his working time to the Company, and has not entered into a non-disclosure or a non-competition agreement with the Company.

Bradley Southam, Director

Bradley Southam was appointed to the Board of Directors on June 11, 2019. Mr. Southam has a career for over nineteen years in the digital marketing, strategy and design services industry. Most recently he has been the owner and creative director of Linus Creative Services. Mr. Southam is the vice chair of the Cambridge Arts and culture advisory committee, and a board member of the grand river film festival. Previously Mr. Southam was creative director with “Go Motion and Design” a division of On the Go Technologies Group, which was a publicly traded company on the US OTC from 2005 to 2008.

Mr. Southam earned a Bachelor of Fine Arts from York University, and a graphic design degree from Central Saint Martins in London, UK. He will devote approximately 5% of his working time to the Company, and has not entered into a non-disclosure or a non-competition agreement with the Company.

Yan Namer, Director

Yan Namer was appointed to the Board of Directors on April 14, 2022. Mr. Namer is currently the CEO of a CSE listed company called empatho. Prior to this, Mr. Namer has had a career with various companies in different industries, which include application technology, artificial intelligence, and distribution.

Mr. Namer earned a Bachelor of Commerce degree from EDC Business School in Paris, France, and earned a Master of Business Administration from Université d'Évry in Paris, France. He will devote approximately 5% of his working time to the Company, and has not entered into a non-disclosure or a non-competition agreement with the Company.

Mr. Namer resigned as a director of the Company on March 30, 2023.

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

 Independent Directors

Our Board of Directors has determined that Ryan Wilson and Bradley Southam are “independent directors” within the meaning of NASDAQ Marketplace Rule 5605(a)(2). As of March 24, 2023, our common stock is quoted on the OTC Pinks tier of the OTC Markets.

Committees of the Board

The Board of Directors has the responsibility for establishing broad corporate policies and reviewing our overall performance rather than day-to-day operations. The Board's primary responsibility is to oversee management of our company and, in so doing, serve the best interests of our company and our stockholders. Our full Board of Directors performs all of the functions normally designated to a Compensation Committee and Nominating Committee.

Audit Committee

Audit Committee

The primary function of the Audit Committee is to assist the Board in its oversight responsibilities of the integrity of the Company’s financial statements; the Company’s compliance with legal and regulatory requirements as they relate to the Company’s financial statements; the qualifications, independence and performance of the Company’s external auditor; the enterprise risk management process; internal control over financial reporting and disclosure controls and procedures; the performance of the Company’s internal audit function; and performing additional duties set out or otherwise delegated to the Audit Committee by the Board.

On October 26, 2021, the Company’s Board of Directors established an Audit Committee and adopted an Audit Committee Charter. The Company’s Board of Directors appointed Nadav Elituv, Ryan Wilson and Bradley Southam to serve as members of the Audit Committee until the Company’s next annual meeting of shareholders. The Audit Committee, does not have a member who would qualify as an “audit committee financial expert” within the definition of Item 407(d)(5)(ii) of Regulation S-K.

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

ITEM 11. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Nadav Elituv, Principal Executive Officer, President, Chairman and Director	2022	$195,551	$—	$13,504,200	$—	$—	$—	$—	$13,699,751
	2021	$129,600	$—	$198,850	$—	$—	$—	$—	$328,450
Steven Gryfe, Chief Executive Officer	2022	$—	$—	$—	$—	$—	$—	$—	$—
	2021	$—	$—	$11,500	$—	$—	$—	$—	$11,500

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

Outstanding Equity Awards at Fiscal Year-End

On December 31, 2022, there were no unexercised options and no equity incentive plan awards for each name executive officer.

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

Employment Agreements

On August 7, 2020, the Company executed an employment agreement for the period from July 1, 2020 to June 30, 2021 with Nadav Elituv, the Chief Executive Officer of the Company whereby the Company shall pay 50,000,000 shares of Common Stock of the Company and an annual salary of $151,200 payable monthly on the first day of each month from available funds. On December 31, 2021, there were no shares of common stock due Nadav Elituv under the employment agreement.

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

COMPENSATION OF DIRECTORS

The following table summarizes compensation paid to all of our directors who were not our named executive officers during the fiscal year ended December 31, 2022:

Name	Fees Earned of Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Ryan Wilson, Director	$—	$—	$—	$—	$—
Bradley Southam, Director	$26,307	$—	$—	$—	$26,307
Yan Namer, Director	$—	$—	$—	$—	$—

During the years ended December 31, 2022 and 2021, the Company paid Linus Creative Services, a business controlled by Bradley Southam, a director of the Company, $26,307 and $10,054, respectively, for advertising services.

DIRECTOR COMPENSATION

We did not provide any cash compensation to directors for their service as directors during the last fiscal year.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During the fiscal year ended December 31, 2022, Nadav Elituv, Ryan Wilson, Bradley Southam and Brandon Milner served as our directors. We do not have a separately standing compensation committee and our board of directors did not perform similar functions as there was no executive compensation paid from our inception on April 3, 2009 through the end of our most recently completed fiscal year ended December 31, 2022. Our board of directors performs the functions of a compensation committee, however as of date of this Report, the board of directors have not have any set compensation.

During the fiscal year ended December 31, 2022, none of our executive officers:

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of March 23, 2023, as to shares of our shares of common stock beneficially owned by: (1) each person who is known by us to own beneficially more than 5% of our shares of common stock, (2) our named executive officer listed in the summary compensation table, (3) each of our directors and (4) all of our directors and executive officers as a group.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

	Common Stock		Series A Convertible Preferred Stock
Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage of Class (2)	Number of Shares Beneficially Owned	Percentage of Class (3)

Nadav Elituv, Chief Executive Officer and Director	122,400,427 (4)	56.09%	25,000 (5)	100%

Ryan Wilson, Director	42,501	0.02%	-	-

Bradley Southam, Director	42,503	0.02%	-	-

Yan Namer, Director	-	0.00%	-	-

Steven Gryfe, CFO	42,502	0.02%	-	-

All directors and executive officers (4 persons)	122,527,933	56.15%	25,000	100%

Notes:

(1)	Unless otherwise noted, the address of the reporting person is c/o Two Hands Corporation, 1035 Queensway East, Mississauga, Ontario, Canada L4Y 4C1.

(2)	Based on 193,226,548 shares of common stock outstanding as of March 23, 2023 and shares of common stock that the reporting person has the right to acquire within 60 days from the date thereof.

(3)	Based on 25,000 shares of Series A Convertible Preferred Stock outstanding as of March 23, 2023.

(4)	Includes 91,054,392 shares of common stock held personally by Mr. Elituv individually, 25,000,000 shares of common stock issuable up on the conversion of 25,000 shares of Series A Convertible Preferred Stock and 6,346,035 shares of common stock held by 2130555 Ontario Limited.

(5)	Each share of our Series A Convertible Preferred Stock converts into 1,000 shares of our common stock. Series A Convertible Preferred Stock are non-voting.

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

Transactions

As of December 31, 2022 and 2021, advances and accrued salary of $185,473 and $39,985, respectively, were due to Nadav Elituv, the Company's Chief Executive Officer. The balance is non-interest bearing, unsecured and have no specified terms of repayment.

During the year ended December 31, 2022, the Company issued advances due to related party for $167,438 of expenses paid on behalf of the Company and advances due to related party were repaid by the Company with $127,616 in cash. In addition, the Company accrued salary of $195,551 due to Nadav Elituv for the year ended December 31, 2022 and issued a promissory note for $85,285 to settle due to related party.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fees related to services performed by Sadler, Gibb & Associates, LLC for the years ended December 31, 2022 and 2021 were as follows:

	2022	2021
Audit Fees	$66,500	$61,450
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$66,500	$61,450

Pre-Approval Policies

The Board's policy is to pre-approve all audit services and all non-audit services before they commence, including the fees and terms thereof, to be provided by our independent auditor. All of the services provided during the fiscal year ended December 31, 2022 were pre-approved. No audit, review or attest services were approved in accordance with Section 2-01(c)(7)(i)(C) of Regulation S-X during the fiscal year ended December 31, 2022.

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

a. The following documents are filed as part of this annual report on Form 10-K:

1. FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets on December 31, 2022 and 2021

Consolidated Statements of Operations for the years ended December 31, 2022 and 2021

Consolidated Statement of Stockholders' Deficit for the years ended December 31, 2022 and 2021

Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021

Notes to Consolidated Financial Statements

2. FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

3. EXHIBITS

The exhibits listed below are filed with or incorporated by reference in this annual report on Form 10-K.

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Certificate of Incorporation, dated April 3, 2009		S-1		3.1	6/22/2010
3.2	Bylaws, dated April 3, 2009		S-1		3.2	6/22/2010
3.3	Certificate of Amendment to the Certificate of Incorporation, dated August 8, 2013		10-Q	6/30/2013	3.3	8/14/2013
3.4	Certificate of Amendment to the Certificate of Incorporation, dated July 27, 2016		8-K	9/1/2016	3.1	9/1/2016
3.5	Certificate of Amendment to the Certificate of Incorporation, dated August 27, 2018		8-K	9/10/2018	3.1	9/10/2018
3.6	Certificate of Amendment to the Certificate of Incorporation, dated November 18, 2019		8-K	12/12/2019	3.1	12/12/2019
3.7	Certificate of Amendment to the Certificate of Incorporation, dated July 16, 2021		8-K	7/16/2021	3.1	7/22/2021
3.8	Certificate of Amendment to the Certificate of Incorporation, dated January 3, 2022		8-K	1/3/2022	3.1	1/6/2022
3.9	Certificate of Amendment to the Certificate of Incorporation, As Amended, dated March 21, 2022		8-K	4/25/2022	3.1	4/26/2022
4.1	Specimen Stock Certificate		S-1		4.1	6/22/2010
4.2	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, dated August 6, 2013		10-Q	6/30/2013	4.2	8/14/2013
4.3	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock, dated December 12, 2019		8-K	12/12/2019	3.1	12/19/2019
4.4	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock, dated October 7, 2020		8-K	10/07/2020	3.1	10/08/2020
4.5	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock, dated June 24, 2021		8-K	6/24/2021	3.1	7/1/2021
4.6	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock, dated September 1, 2021		8-K	9/1/2021	3.1	9/1/2021
4.7	Amended and Restated Designation of Series A Convertible Preferred Stock of Two Hands Corporation, dated April 21, 2022		8-K	4/21/2022	3.1	4/26/2022
4.8	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock, dated July 5, 2022		10-Q	6/30/2022	4.8	8/15/2022
4.9	Certificate of Designation, Preference and Rights of Series E Preferred Stock, dated October 3, 2022		8-K	10/4/2022	3.1	10/11/2022
10.1	Innovative Product Opportunities Inc. Trust Agreement		S-1		10.1	6/22/2010
10.2	Side Letter Agreement, The Cellular Connection Ltd., dated January 8, 2018		10-K	12/31/2017	10.2	3/29/2018
10.3	Side Letter Agreement, Stuart Turk, dated January 8, 2018		10-K	12/31/2017	10.3	3/29/2018
10.4	Side Letter Agreement, Jordan Turk, dated April 12, 2018		10-Q	3/31/2018	10.4	5/21/2018
10.5	Side Letter Agreement, Jordan Turk, dated May 10, 2018		10-Q	3/31/2018	10.5	5/21/2018
10.6	Side Letter Agreement, Jordan Turk, dated September 13, 2018		10-K	12/31/2018	10.6	4/1/2019
10.7	Side Letter Agreement, The Cellular Connection Ltd., dated January 31, 2019		10-K	12/31/2018	10.7	4/1/2019
10.8	Side Letter Agreement, Stuart Turk, dated January 31, 2019		10-K	12/31/2018	10.8	4/1/2019
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
17.1	Correspondence on departure of director - Resignation letter of Yan Namer dated March 30, 2023	X
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data Files as its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition	X
104	Cover page formatted as Inline XBRL and contained in Exhibit 101	X

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

TWO HANDS CORPORATION

Dated: March 31, 2023	By: /s/ Nadav Elituv Name: Nadav Elituv Title: President, Chief Executive Officer and Director (Principal Executive Officer)

By: /s/ Steven Gryfe Name: Steven Gryfe Title: Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

By: /s/ Nadav Elituv Nadav Elituv	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2023

By: /s/ Steven Gryfe Steven Gryfe	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2023

By: /s/ Ryan Wilson Ryan Wilson	Director	March 31, 2023

By: /s/ Bradley Southam Bradley Southam	Director	March 31, 2023

