Form 10-Q
period 2023-03-31
Two Hands Corp
filed 2023-05-15
CIK 1494413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

1

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
N/A	N/A

Securities registered under Section 12(g) of the Act:

Common Stock, $.0001 Par Value

(Title of class)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 9, 2023, the issuer had 259,226,548 shares of its common stock issued and outstanding, par value $0.0001 per share.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains "forward-looking statements" that involve risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in our Form 10-K filed on April 3, 2023, and other filings we make with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

The following discussion and analysis of financial condition and results of operations is based upon and should be read in conjunction with our audited financial statements and related notes thereto included elsewhere in this report, and in our Form 10-K filed on April 3, 2023.

3

TWO HANDS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2023

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

TWO HANDS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023 (Unaudited)	December 31, 2022
ASSETS
Current assets
Cash	$1,258	$17,137
Accounts receivable, net	126,197	94,182
VAT taxes receivable	4,558	8,157
Inventory	56,062	73,621
Total current assets	188,075	193,097

Property and equipment, net	12,439	13,667
Operating lease right-of-use asset	21,477	23,438

Total assets	$221,991	$230,202

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$522,031	$555,220
Due to related party	209,313	185,473
Notes payable	84,163	13,443
Deferred revenue	15,449	22,107
Current portion of operating lease right-of-use liability	8,337	8,230
Total current liabilities	839,293	784,473
Long-term liabilities
Line of credit	406,037	293,298
Promissory notes	233,861	229,194
Promissory note - related party	712	84,377
Non-redeemable convertible notes, net	538,997	517,621
Operating lease right-of-use liability, net of current portion	13,140	15,208
Total long-term liabilities	1,192,747	1,139,698

Total liabilities	2,032,040	1,924,171

Commitments and Contingencies	—	—

Temporary equity
Series A convertible preferred stock; $0.01 par value; 200,000 shares designated, 25,000 shares issued and outstanding, respectively	249,505	249,505
Series B convertible preferred stock; $0.01 par value; 100,000 shares designated, 4,000 and 11,000 shares issued and outstanding, respectively	39,921	109,783
Series C convertible preferred stock; $0.001 par value; 150,000 shares designated, 90,000 shares and 90,000 shares issued and outstanding, respectively	2,584,951	2,584,951
Series D convertible preferred stock; $0.001 par value; 200,000 shares designated, 0 shares issued and outstanding, respectively	—	—
Series E convertible preferred stock; $0.0001 par value; 300,000 shares designated, 0 shares issued and outstanding	—	—
Total temporary equity	2,874,377	2,944,239

Stockholder's deficit
Preferred stock; $0.001 par value; 1,000,000 shares authorized, 0 issued and outstanding	—	—
Common stock; $0.0001 par value; 12,000,000,000 shares authorized, 193,266,548 and 137,402,624 shares issued and outstanding, respectively	19,324	13,742
Additional paid-in capital	79,356,197	78,895,425
Common stock to be issued	336,000	336,000
Accumulated other comprehensive income	32,053	39,141
Accumulated deficit	(84,428,000)	(83,922,516)
Total stockholders' deficit	(4,684,426)	(4,638,208)

Total liabilities and stockholders' deficit	$221,991	$230,202

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

TWO HANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the three months ended March 31,
	2023	2022

Sales	$175,445	$199,039
Cost of goods sold	159,996	178,525
Gross profit	15,449	20,514

Operating expenses
General and administrative	365,706	759,913
Total operating expenses	365,706	759,913

Loss from operations	(350,257)	(739,399)

Other income (expense)
Amortization of debt discount and interest expense	(37,677)	(30,198)
Loss on settlement of debt	(117,550)	(584,000)
Total other income (expense)	(155,227)	(614,198)

Net loss	$(505,484)	$(1,353,597)

Other comprehensive income (loss)
Foreign exchange income	(7,088)	(1,183)
Total other comprehensive income	(7,088)	(1,183)

Comprehensive loss	$(512,572)	$(1,354,780)

Net loss per common share - basic and diluted	$(0.00)	$(0.20)

Weighted average number of common shares outstanding - basic and diluted	161,968,888	6,756,889

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

TWO HANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the three months ended March 31, 2023 and 2022
(Unaudited)

	Common Stock		Common Stock to be Issued	Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Issued	Capital	Income	Deficit	Deficit
Balance, December 31, 2022	137,402,624	$13,742	$336,000	$78,895,425	$39,141	$(83,922,516)	$(4,638,208)

Stock issued for conversion of non-redeemable convertible notes	41,500,000	4,150	—	117,550	—	—	121,700
Stock issued for settlement of debt - related party	7,323,924	732	—	274,061	—	—	274,793
Stock issued for the conversion of Series B convertible preferred stock	7,000,000	700	—	69,161	—	—	69,861
Foreign exchange loss	—	—	—	—	(7,088)	—	(7,088)
Net loss	—	—	—	—	—	(505,484)	(505,484)
Balance, March 31, 2023	193,226,548	$19,324	$336,000	$79,356,197	$32,053	$(84,428,000)	$(4,684,426)

	Common Stock		Common Stock to be Issued	Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Issued	Capital	Income	Deficit	Deficit
Balance, December 31, 2021	6,000,000	$600	$336,000	$58,151,817	$4,870	$(62,229,405)	$(3,736,118)

Stock issued for conversion of non-redeemable convertible notes	1,010,000	101	—	684,899	—	—	685,000
Foreign exchange loss	—	—	—	—	(1,183)	—	(1,183)
Net loss	—	—	—	—	—	(1,353,597)	(1,353,597)
Balance, March 31, 2022	7,010,000	$701	$336,000	$58,836,716	$3,687	$(63,583,002)	$(4,405,898)

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

TWO HANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(505,484)	$(1,353,597)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	3,304	2,959
Bad debt	3,003	—
Stock-based compensation	—	4,200
Amortization of debt discount	37,677	30,198
Loss on settlement of debt	117,550	584,000
Change in operating assets and liabilities
Accounts and taxes receivable	(31,099)	(4,967)
Prepaid expense	—	353,201
Inventory	17,789	40,784
Deferred revenue	(6,727)	—
Accounts payable and accrued liabilities	167,362	71,493
Operating lease right-of-use liability	(2,034)	(2,088)
Net cash used in operating activities	(196,625)	(271,729)

Cash flows from investing activities
Net cash used in investing activities	—	—

Cash flow from financing activities
Advances by related party	22,334	48,102
Repayment of advances to related party	(15,356)	(37,182)
Proceeds from notes payable	70,696	—
Proceeds from promissory notes	105,053	—
Net cash provided by financing activities	182,727	10,920

Change in foreign exchange	53	3,458

Net change in cash	(13,845)	(257,351)

Cash, beginning of the period	17,137	533,295

Cash, end of the period	$3,292	$275,944

Cash paid during the year
Interest paid	$—	$448
Income taxes paid	$—	$—

Supplemental disclosure of non-cash investing and financing activities
Stock issued to settle due to related party	$188,871	$—
Stock issued to settle promissory note - related party	$85,922	$—
Stock issued to settle non-redeemable convertible notes	$121,700	$685,000
Transfer of due to related party to promissory notes - related party	$—	$85,285
The accompanying footnotes are an integral part of these unaudited condensed financial statements.

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

On May 1, 2023, the Company sold its gocarty.city and Grocery Originals branches. The Company will continue the business of Cuore Food Services.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Two Hands Corporation have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the annual financial statements for the year ended December 31, 2022 of Two Hands Corporation in our Form 10-K filed on April 3, 2023.

The interim financial statements present the balance sheets, statements of operations, stockholders’ deficit and cash flows of Two Hands Corporation. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2023 and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the three months ended March 31, 2023, the Company incurred a net loss of $505,484 and used cash in operating activities of $198,659, and on March 31, 2023, had stockholders’ deficit of $4,684,426 and an accumulated deficit of $84,428,000. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a period one year from the date that the financial statements are issued. The Company will be dependent upon the raising of additional capital through placement of its common stock in order to implement its business plan. There can be no assurance that the Company will be successful in this situation. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might result from this uncertainty. We are currently funding our operations by way of cash advances from our Chief Executive Officer, note holders, shareholders and others; however, we do not have any oral or written agreements with them or others to loan or advance funds to us. There can be no assurances that we will be able to receive loans or advances from them or other persons in the future.

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

CONCENTRATIONS

The following table summarizes accounts receivable and revenue concentrations:

	Accounts receivable at March 31, 2023	Revenue for the three months ended March 31, 2023
Customer #1	25%	12%-
Customer #2	19%	—
Total concentration	44%	12%

The following table summarizes accounts payable and cost of goods sold concentrations:

	Accounts payable at March 31, 2023	Cost of goods sold for the three months ended March 31, 2023
Supplier #1	31%	—
Supplier #2	16%	—
Supplier #3	—	18%
Supplier #4	—	13%
Supplier #5	—	13%
Supplier #6	—	11%
Total concentration	47%	55%

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

The allowance for doubtful accounts at March 31, 2023 and December 31, 2022 is $160,093 and $156,693, respectively.

INVENTORY

Inventory consisting of groceries and dry goods are measured at the lower of cost and net realizable value. Cost is determined pursuant to the first-in first out (“FIFO”) method. The cost of inventory includes the purchase price, shipping and handling costs incurred to bring the inventories to their present location and condition. Inventory with a short shelf life that is not utilized within the planned period are immediately expensed in the statement of operations. Estimated gross profit rates are used to determine the cost of goods sold in interim periods. Any significant adjustment that results from the reconciliation with annual physical inventory is disclosed. At March 31, 2023 and December 31, 2022, the inventory valuation allowance was $0.

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

During the three months ended March 31, 2023 and 2022, the Company had revenue of $175,445 and $199,039 respectively. In 2023, the Company recognized revenue of $12,805 from the sale of groceries to consumers via the gocart.city online grocery delivery application and $162,640 from the sale of dry goods and produce to other businesses. In 2022 the Company recognized revenue of $66,628 from the sale of groceries to consumers via the gocart.city online grocery delivery application and $132,411 from the sale of dry goods and produce to other businesses.

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

NET LOSS PER SHARE

Basic net income (loss) per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period increased to include the number of additional common shares that would have been outstanding if potentially dilutive securities had been issued. On March 31, 2023 and December 31, 2022, we excluded the common stock issuable upon conversion of non-redeemable convertible notes, convertible notes, Series A Stock, Series B Stock, Series C Stock and common stock to be issued of 6,234,981,400 shares and 5,248,242,000 shares, respectively, as their effect would have been anti-dilutive.

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

Derivative liabilities are measured at fair value on a recurring basis using Level 3 inputs.

The following tables present assets and liabilities that are measured and recognized at fair value as on a recurring basis:

March 31, 2023
	Level 1	Level 2	Level 3
Description	$	$	$
Derivative liabilities	-	-	-

December 31, 2022
	Level 1	Level 2	Level 3
Description	$	$	$
Derivative liabilities	-	-	-

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). This update amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity's own equity and improves and amends the related EPS guidance for both Subtopics. This standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2023, which means it will be effective for our fiscal year beginning January 1, 2024. Early adoption is permitted but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We are currently evaluating the impact of ASU 2020-06 on our consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

NOTE 3 – NON-REDEEMABLE CONVERTIBLE NOTES

On January 8, 2018, the Company entered into a Side Letter Agreement (“Note”) with a non-related investor, Stuart Turk, to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $244,065 issued by the Company during the period of July 2014 and December 2017. The issue price of the Note is $244,065 with a face value of $292,878 and the Note has an original maturity date of December 31, 2018 which is subject to automatic annual renewal. On June 29, 2021, the Company and Stuart Turk entered into an Agreement to change the original maturity date of the Note to December 31, 2025. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on December 31 each year, the outstanding face amount of the Note increases by 20% on January 1 the following year. During the three months ended March 31, 2023, the Company elected to convert $2,050 of principal and interest into 20,500,000 shares of common stock of the Company at a conversion price of $0.0001 per share. These conversions resulted in a loss on debt settlement of $60,150 due to the requirement to record the share issuance at fair value on the date the shares were issued. The consolidated statement of operations includes interest expense of $9,262 and $10,724 for the three months ended March 31, 2023 and 2022, respectively. On March 31, 2023 and December 31, 2022, the carrying amount of the Note is $195,020 (face value of $223,319 less $28,299 unamortized discount) and $187,808 (face value of $187,808 less $0 unamortized discount), respectively.

On May 10, 2018, the Company entered into a Side Letter Agreement (“Note”) with a non-related investor, Jordan Turk, to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $35,000 issued by the Company on May 9, 2018. The issue price of the Note is $35,000 with a face value of $42,000 and the Note has an original maturity date of December 31, 2018 which is subject to automatic annual renewal. On June 29, 2021, the Company and Jordan Turk entered into an Agreement to change the original maturity date of the Note to December 31, 2025. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on December 31 each year, the outstanding face amount of the Note increases by 20% on January 1 the following year. During the three months ended March 31, 2023, the Company elected to convert $2,100 of principal and interest into 21,000,000 shares of common stock of the Company at a conversion price of $0.0001 per share. These conversions resulted in a loss on debt settlement of $57,400 due to the requirement to record the share issuance at fair value on the date the shares were issued. The consolidated statement of operations includes interest expense of $418 and $1,602 for the three months ended March 31, 2023 and 2022, respectively. On March 31, 2023 and December 31, 2022, the carrying amount of the Note is $6,789 (face value of $8,065 less $1,276 unamortized discount) and $8,471 (face value of $8,471 less $0 unamortized discount), respectively.

On September 13, 2018, the Company entered into a Side Letter Agreement (“Note”) with a non-related investor, Jordan Turk, to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $40,000 issued by the Company during the period of July 10 to September 13, 2018. The issue price of the Note is $40,000 with a face value of $48,000 and the Note has an original maturity date of December 31, 2018 which is subject to automatic annual renewal. On June 29, 2021, the Company and Jordan Turk entered into an Agreement to change the original maturity date of the Note to December 31, 2025. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on December 31 each year, the outstanding face amount of the Note increases by 20% on January 1 the following year. The consolidated statement of operations includes interest expense of $4,908 and $4,090 for the three months ended March 31, 2023 and 202, respectively. On March 31, 2023 and December 31, 2022, the carrying amount of the Note is $104,441 (face value of $119,439 less $14,998 unamortized discount) and $99,533 (face value of $99,533 less $0 unamortized discount), respectively.

On January 31, 2019, the Company entered into a Side Letter Agreement (“Note”) with Stuart Turk to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $106,968 issued by the Company during the period of January 3, 2018 to December 28, 2018. The issue price of the Note is $106,968 with a face value of $128,362 and the Note has an original maturity date of December 31, 2019 which is subject to automatic annual renewal. On June 29, 2021, the Company and Stuart Turk entered into an Agreement to change the original maturity date of the Note to December 31, 2025. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows for the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on December 31 each year, the outstanding face amount of the Note increases by 20% on January 1 the following year. The consolidated statement of operations includes interest expense of $10,939 and $9,115 for the three months ended March 31, 2023 and 2022, respectively. On March 31, 2023 and December 31, 2022, the carrying amount of the Note is $232,748 (face value of $266,171 less $33,423 unamortized discount) and $221,809 (face value of $221,809 less $0 unamortized discount), respectively.

NOTE 4 – LEASES

The Company entered into an operating lease agreement on October 14, 2021 for an automobile, resulting in the recording of an initial liability and corresponding right-of-use asset of $35,906. The weighted-average remaining non-cancelable lease term for the Company’s operating lease was 2.50 years at March 31, 2023. The weighted-average discount rate was 3.96% at March 31, 2023.

The Company’s operating lease expires in 2025. The following shows future lease payments for the remaining periods under operating lease at March 31, 2023:

Periods ending December 31,	Operating Lease Commitments
2023	$7,683
2024	10,244
2025	7,683
Total operating lease commitments	25,610
Less: imputed interest	(4,133)
Total right-of-use liability	$21,477

The Company’s discounted current right-of-use lease liability and discounted non-current right-of-use lease liability at March 31, 2023 is $8,337 and $13,140, respectively.

NOTE 5 – LINE OF CREDIT

On April 14, 2022, the Company entered into a binding Grid Promissory Note and Credit Facility Agreement (the “Line of Credit”) with The Cellular Connection Ltd. (the “Lender”) Pursuant to the Line of Credit, the Company can borrow from the Lender up to CAD $750,000 in principal in increments of at least CAD $50,000 upon five business days’ notice. The line of credit is due on May 1, 2024 and the outstanding principal bears interest at 8% per annum, payable monthly. Any indebtedness under the Line of Credit are secured against accounts receivable and inventory of the Company, and is convertible into shares of common stock of the Company at the Company’s option any time after twelve months from the first advance at a conversion price of $0.10 per share, subject to a restriction on the Lender holding more than 4.99% of the Company’s Common Shares. As of March 31, 2023 and December 31, 2022, the Line of Credit of $406,037 (principal $395,928 ((CAD $535,617) and interest of $10,109) and $293,298 (principal $289,970 ((CAD $393,500) and interest of $3,328), respectively, was outstanding. The consolidated statement of operations includes interest expense of $6,771 and $0 for the three months ended March 31, 2023 and 2022, respectively.

NOTE 6 – NOTES PAYABLE

As of March 31, 2023 and December 31, 2022, notes payable due to Piero Manzini, and The Cellular Connection Limited, a corporation controlled by Stuart Turk, totaling $84,163 and $13,443, respectively, were outstanding. The balances are non-interest bearing, unsecured and have no specified terms of repayment.

NOTE 7 – PROMISSORY NOTES

Promissory Notes

As of March 31, 2023 and December 31, 2022, promissory notes of $233,861 (principal $186,672 and interest of $47,189) and $229,194 (principal $186,672 and interest of $42,522), respectively, were outstanding. The promissory notes bears interest of 10% per annum, are unsecured and mature on December 31, 2025.

Promissory Notes – Related Party

As of March 31, 2023 and December 31, 2022, promissory note – related party of $712 (principal $0 and interest of $712) and $84,377 (principal $78,490 and interest of $5,887), respectively, were outstanding. The promissory notes – related party bear interest of 10% per annum, are unsecured, mature on December 31, 2025 and are due to 2130555 Ontario Limited, a Company controlled by Nadav Elituv, the Company's Chief Executive Officer. On February 2, 2023, the Company issued common stock to settle promissory note – related party and interest with a carrying value $85,922 (Note 10).

NOTE 8 – RELATED PARTY TRANSACTIONS

As of March 31, 2023 and December 31, 2022, advances and accrued salary of $209,313 and $185,473, respectively, were due to Nadav Elituv, the Company's Chief Executive Officer. The balance is non-interest bearing, unsecured and have no specified terms of repayment.

During the three months ended March 31, 2023 and 2022, the Company issued advances due to related party for $22,334 of expenses paid on behalf of the Company and advances due to related party were repaid by the Company with $15,356 in cash. In addition, the Company accrued salary of $198,787 due to Nadav Elituv. On February 2, 2022, the Company issued common stock to settle due to related party with a carrying value of $188,871 (Note 10).

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

During the three months ended March 31, 2023 and 2022, the Company paid Linus Creative Services, a business controlled by Bradley Southam, a director of the Company, $2,661 and $8,307, respectively, for advertising services.

Employment Agreements

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

Stock-based compensation – salaries expense related to these employment agreements for the three months ended March 31, 2023 and 2022 is $0 and $4,200, respectively. Stock-based compensation – salaries expense was recognized ratably over the requisite service period. (See Note 10).

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

Series A Stock, Series B Stock, Series C Stock, Series D Stock and Series E Stock has been classified as temporary equity (outside of permanent equity) on the consolidated balance sheet on March 31, 2023 and December 31, 2022 because other tainting contracts such as convertible notes have inadequate available authorized shares of the Company for settlement.

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

For the three months ended March 31, 2023, the Company elected to convert $4,150 of principal and interest of non-redeemable convertible notes into 41,500,000 shares of common stock of the Company with a fair value of $121,700 resulting in a loss of extinguishment of debt of $117,500.

On February 2, 2023, the Company agreed to issue 977,889 shares of common stock with a fair value of $3,912 to settle advances with a carrying value of $36,690 (CAD $48,894) due to Nadav Elituv, the Chief Executive Officer of the Company resulting an increase in additional paid-in capital of $32,778.

On February 2, 2023, the Company agreed to issue 6,346,035 shares of common stock with a fair value of $25,384 to settle consulting fees with a carrying value of $238,103 (CAD $317,302) due to 2130555 Ontario Limited resulting an increase in additional paid-in capital of $212,720. 2130555 Ontario Limited is controlled by Nadav Elituv, the Chief Executive Officer of the Company.

On March 3, 2023, the Holder of Series B Stock elected to convert 7,000 shares of Series B Stock into 7,000,000 shares of common stock resulting in a $69,162 reduction in the carrying value of Series B Stock.

Common stock to be issued

On March 31, 2023 and December 31, 2022, the Company had an obligation to issue 32,000 shares of common stock valued at $336,000 and 32,000 shares of common stock valued at $336,000, respectively, for stock-based compensation – consulting services. These shares relate to an agreement dated August 1, 2020 for services to be provided from August 1, 2020 to July 31, 2022 whereby the Company shall pay 50,000 shares of Common Stock of the Company with a fair value of $525,000 for consulting. The shares are expensed the earlier of (i) the date of issue of shares or (ii) on a straight line over the life of the contract.

NOTE 11 - SUBSEQUENT EVENTS

From April 1, 2023 to May 9, 2023, the Company elected to convert $6,600 of principal and interest of non-redeemable convertible notes into 66,000,000 shares of common stock of the Company with a fair value of $81,800 resulting in a loss of extinguishment of debt of $75,200.

On May 1, 2023, the Company sold its gocart.city business, e-commerce site, branding, Grocery Original store and related inventory to a private purchaser for estimated proceeds of CAD$84,000 by settling trade account receivable and accounts payable with the purchaser.

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

The Company sold the gocarty.city branch on May 1, 2023.

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

The Company sold the Grocery Originals branch on May 1, 2023.

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

On May 1, 2023, the Company sold its gocarty.city and Grocery Originals branches. The Company will continue the business of Cuore Food Services.

The operations of the business are carried on by Two Hands Canada Corporation, a wholly-owned subsidiary of the Company, incorporated under the laws of Canada on February 7, 2014.

Management's Plan of Operation

The Company is focused exclusively on the grocery market through its on-demand grocery business: Cuore Food Services.

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

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

Sales, Cost of goods sold, Gross profit:

	Three months ended March 31,		Change
	2023 $	2022 $	$	%
Sales	175,445	199,039	(23,594)	(12)
Cost of goods sold	159,996	178,525	(18,529)	(10)
Gross profit	15,449	20,514	(5,065)	(25)
Gross profit %	8,8%	10.3%

Breakdown of sales by branch:

	Three months ended March 31,		Change
	2023 $	2022 $	$	%
gocart.city – online delivery	12,805	66,628	(53,823)	(81)
Grocery Originals and Cuore Food Service – retail and wholesale distribution	162,640	132,411	30,229	23
Total sales	175,445	199,039	(23,594)	(12)

The gocart.city grocery delivery application was released in early June 2020 and gocart.city wholesale commenced sale of dry goods and produce to other businesses in July 2020. Our revenue from gocart.city – online delivery has decrease from the previous period because we (1) have decreased advertising expenditures as part of our overall plan to reduce expenses and (2) have concentrated our efforts on our wholesale business.

Operating expenses:

	Three months ended March 31,		Change
	2023 $	2022 $	$	%
Salaries and benefits	195,571	62,806	132,765	211
Occupancy expense	18,427	28,645	(10,218)	(36)
Advertising and travel	6,595	47,118	(40,523)	(86)
Auto expenses	8,121	12,017	(3,896)	(32)
Consulting	60,081	424,144	(364,063)	(86)
Depreciation and Amortization	3,305	2,959	346	12
Bad debt	3,003	—	3,003	—
Office and general expenses	13,325	74,733	(61,408)	(82)
Professional fees	52,597	82,321	(29,724)	(36)
Freight and delivery	4,681	25,170	(20,489)	(81)
Total operating expenses	365,706	759,913	(394,207)	(52)

Our total operating expenses for the three months ended March 31, 2023 was $365,706, compared to $759,913 for the three months ended March 31, 2022, respectively. The decrease in total operating expense is primarily due to an decrease in expenditure for prepaid advertising credits with SRAX Inc.

Salaries and benefits for the three months ended March 31, 2023, comprise primarily of accrued but unpaid salary due to Nadav Elituv, our Chief Executive Officer, of $150,000.

Salaries and benefits for the three months ended March 31, 2022, comprise primarily of stock issued to Nadav Elituv, our Chief Executive Officer with a fair value of $4,200.

Advertising and travel includes expenses for online advertising, website, meals and entertainment.

For the three months ended March 31, 2023, consulting comprises primarily stock-based compensation expense (i) $0 for the expenditure of advertising credits with SRAX, Inc. (ii) $48,787 for consulting fees and (iii) $11,294 paid to contractors to manage our grocery business.

For the three months ended March 31, 2022, consulting comprises primarily stock-based compensation expense (i) $272,682 for the expenditure of advertising credits with SRAX, Inc. (ii) $64,727 for consulting fees and (iii) $82,535 paid to contractors to manage our grocery business.

Professional fees comprise of audit, legal, filing fees and contract accountant. The decrease in professional fees is primarily due to to legal fees related to the prospectus dated April 21, 2022 filed with Ontario Securities Commission and British Columbia Securities Commission and our listing application with the Canadian Securities Exchange.

Other income (expense):

	Three months ended March 31,		Change
	2023 $	2022 $	$	%
Amortization of debt discount and interest expense	(37,677)	(30,198)	(7,479)	25
Loss on settlement of debt	(117,550)	(584,000)	466,450	(80)
Total operating expenses	(155,227)	(614,198)	458,971	(75)

Amortization of debt discount and interest expense for the three months ended March 31, 2023 was $37,677, compared to $30,918 for the three months ended March 31, 2022. Amortization of debt discount and interest expense relates to the issuance of non-redeemable convertible notes and promissory notes.

During the three months ended March 31, 2023 and 2022, the Company elected to convert $4,150 and $101,000 of principal and interest of a non-redeemable convertible note into 41,500,000 and 1,010,000 shares of common stock of the Company resulting in a loss on settlement of debt of $117,550 and $584,000, respectively.

Net loss for the period:

	Three months ended March 31,		Change
	2023 $	2022 $	$	%
Net loss for the period	(505,484)	(1,353,597)	848,113	(63)

Our net loss for the three months ended March 31, 2023 was $505,484, compared to $1,353,597 for the three months ended March 31, 2022, respectively. Our losses during the three months ended March 31, 2023 and 2022 are primarily due to costs associated with professional fees, compensation due to our CEO, interest expense and loss on settlement of debt.

QUARTERLY RESULTS OF OPERATIONS

The following is a summary of selected quarterly information that has been derived from the financial statements of the Company. This summary should be read in conjunction with the consolidated financial statements of the Company.

Quarter Ended	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021
Sales	$175,446	$168,790	$172,782	$190,691	$199,039	$324,748	$241,417	$174,774
Gross profit	$15,449	$21,299	$13,659	$(6,278)	$20,514	$19,117	$39,808	$19,808
Operating expenses	($365,706)	($2,759,699)	($304,452)	($14,021,263)	($759,913)	($1,270,225)	($693,259)	($446,806)
Other income (expense)	($155,227)	($194,173)	($768,587)	($2,320,020)	($614,198)	($2,155,703)	($7,397,246)	($1,560,110)
Net loss for the period	($505,484)	($2,932,573)	($1,059,380)	($16,347,561)	($1,353,597)	($3,406,811)	($8,050,697)	($1,987,108)
Basic and diluted net loss per share	($0.00)	($0.02)	($0.01)	($0.18)	($0.20)	($0.63)	($2.68)	($1.26)

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2023

Cash flows used in operating activities

	Three months ended March 31,		Change
	2023 $	2022 $	$	%
Net cash used in operating activities	(198,659)	(273,817)	75,158	(27)

Our net cash used in operating activities for the three months ended March 31, 2023 and 2022 is $198,659 and $273,817, respectively. Our net loss for the three months ended March 31, 2023 of $505,484 was the main contributing factor for our negative cash flow. We were able to mostly offset the cash used in operating activities by using our stock to pay for expenses such as, amortization of debt discount of $37,677 and loss on debt settlement of $117,550.

Cash flows used in investing activities

	Three months ended March 31,		Change
	2023 $	2022 $	$	%
Net cash used in investing activities	—	—	—	—

Our net cash (used in) provided by investing activities for the three months ended March 31, 2023 and 2022 is $0.

Cash flows from financing activities

	Three months ended March 31,		Change
	2023 $	2022 $	$	%
Net cash from financing activities	182,727	10,920	171,807	1,573

Our net cash provided by financing activities for the three months ended March 31, 2023 and 2022 is $182,727 and $10,920, respectively.

During the three months ended, the Company received $105,053 (CAD $142,117) in cash from its line of credit with The Cellular Connection Ltd. dated April 14, 2022 and cash advances of $70,696. The cash advances are non-interest bearing, unsecured and have no specific terms of repayment.

As of March 31, 2023, we had cash of $1,258, working capital (deficiency) of $(651,218) and total liabilities of $2,032,040.

Our working capital as of March 31, 2023 and December 31, 2022 is as follows:

	March 31, 2023	December 31, 2022
Current assets	$188,075	$193,097
Current liabilities	839,293	784,473
Working capital (Deficiency)	$(651,218)	$(591,376)

The Company is continuing to focus improving cash flows from operations by reducing incentives to customers, by making purchases from different suppliers, accelerating the collection of accounts receivable, reducing expenses, managing accounts payable balances and by paying our officers, directors, consultants and staff with our stock.

The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the three months ended March 31, 2023, the Company incurred a net loss of $505,484 and used cash in operating activities of $198,659 and on March 31, 2023, had stockholders’ deficit of $4,684,426. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The Company’s independent registered public accounting firm, in their report on the Company’s financial statements for the three months ended March 31, 2023, expressed substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty should we be unable to continue as a going concern.

Over the next 12 months we expect to spend approximately $268,000 in cash for legal, accounting and related services and to implement our business plan. We hope to be able to compensate our independent contractors with stock-based compensation, which will not require us to use our cash, although there can be no assurances that we will be successful in these efforts.

Cash Required to Implement of Business Plan
General and Administration	$268,000
Total Estimated Cash Expenditures	$268,000
24

On April 14, 2022, the Company entered into a binding Line of Credit with The Cellular Connection Ltd. Pursuant to the Line of Credit, the Company can borrow from the Lender up to CAD $211,983 (CAD $750,000 available on the Line of Credit less CAD $538,017 of funds drawn and outstanding at May 9, 2023) in principal. If required, we expect to be able to secure additional capital through advances from our Chief Executive Officer, note holders, shareholders and others in order to pay expenses such as organizational costs, filing fees, accounting fees and legal fees, however, we do not have any written or oral agreements with any other third parties which require them to fund our operations. Although there can be no assurances that we will be able to obtain such funds in the future, the Company has been able to secure financing to continue operations since its inception on April 3, 2009. We are currently quoted on OTC Pink.. If we need additional capital in the next twelve months and if we cannot raise such capital on acceptable terms, we may have to curtail our operations or terminate our business entirely.

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

Commitments for future capital expenditures at March 31, 2023 is as follows:

	Payments Due by Period
Contractual obligations	Total $	Less than 1 year $	1 - 3 years $	4 – 5 years $	After 5 years $
Accounts payable and accrued liabilities	522,031	522,031	—	—	—
Debt	934,086	293,476	640,610	—	—
Deferred revenue	15,449	15,449	—	—	—
Non-redeemable convertible notes	538,997	—	538,997	—	—
Financial lease Obligations	—	—	—	—	—
Operating leases(1)	21,477	8,337	13,140	—	—
Purchase obligations	—	—	—	—	—
Total contractual obligations	2,032,040	839,293	1,192,747	—	—

Notes:

(1)	Leases for retail space, equipment and warehousing is currently month to month. Deliveries are currently outsourced.

OPERATING CAPITAL AND CAPITAL EXPENDITURE REQUIREMENTS

We are currently funding our operations by way of cash advances from our Chief Executive Officer, note holders, shareholders and others. We hope to be able to compensate our independent contractors with stock-based compensation, which will not require us to use our cash, although there can be no assurances that we will be successful in these efforts. On April 14, 2022, the Company entered into a binding Line of Credit with The Cellular Connection Ltd. Pursuant to the Line of Credit, the Company can borrow from the Lender up to up to CAD $211,983 (CAD $750,000 available on the Line of Credit less CAD $538,017 of funds drawn and outstanding at May 9, 2023) in principal. We believe our current cash balance and the Line of Credit is sufficient to fund our operations during the next 12 months The loans from our Chief Executive Officer, note holders, shareholders and others are unsecured and non-interest bearing and have no set terms of repayment. Our common stock started trading over the counter and has been quoted on the Over-The Counter Bulletin Board since February 17, 2011. The stock currently trades under the symbol “TWOH.OB.”

RELATED PARTY TRANSACTIONS

Three months ended March 31, 2023 and 2022

Due to Related Party

As of March 31, 2023 and December 31, 2022, advances and accrued salary of $209,313 and $185,473, respectively, were due to Nadav Elituv, the Company's Chief Executive Officer. The balance is non-interest bearing, unsecured and have no specified terms of repayment.

During the three months ended March 31, 2023 and 2022, the Company issued advances due to related party for $22,334 of expenses paid on behalf of the Company and advances due to related party were repaid by the Company with $15,356 in cash. In addition, the Company accrued salary of $198,787 due to Nadav Elituv. On February 2, 2022, the Company issued common stock to settle due to related party with a carrying value of $188,871 (Note 10).

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

Promissory Notes – Related Party

As of March 31, 2023 and December 31, 2022, promissory note – related party of $712 (principal $0 and interest of $712) and $84,377 (principal $78,490 and interest of $5,887), respectively, were outstanding. The promissory notes – related party bear interest of 10% per annum, are unsecured, mature on December 31, 2025 and are due to 2130555 Ontario Limited, a Company controlled by Nadav Elituv, the Company's Chief Executive Officer. On February 2, 2023, the Company issued common stock to settle promissory note – related party and interest with a carrying value $85,922 (Note 10).

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

CHANGES IN ACCOUNTING POLICIES INCLUDING INITIAL ADOPTION

Refer to Note 2 in the consolidated financial statements for the three months ended March 31, 2023 and Note 2 in the consolidated financial statement for the year ended December 31, 2022 for information on accounting policies.

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

Refer to Note 2 in the consolidated financial statements for the three months ended March 31, 2023 and Note 2 in the consolidated financial statements for the year ended December 31, 2022 for information on market risk.

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

OUTSTANDING SHARE DATA

As of May 9, 2023, the following securities were outstanding:

Common stock: 259,226,548 shares

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

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2023, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

For the three months ended March 31, 2023, the Company elected to convert $4,150 of principal and interest of non-redeemable convertible notes into 41,500,000 shares of common stock of the Company with a fair value of $121,700 resulting in a loss of extinguishment of debt of $117,500.

On February 2, 2023, the Company agreed to issue 977,889 shares of common stock with a fair value of $3,912 to settle advances with a carrying value of $36,690 (CAD $48,894) due to Nadav Elituv, the Chief Executive Officer of the Company resulting an increase in additional paid-in capital of $32,778.

On February 2, 2023, the Company agreed to issue 6,346,035 shares of common stock with a fair value of $25,384 to settle consulting fees with a carrying value of $238,794 (CAD $317,302) due to 2130555 Ontario Limited resulting an increase in additional paid-in capital of $212,720. 2130555 Ontario Limited is controlled by Nadav Elituv, the Chief Executive Officer of the Company.

On March 3, 2023, the Holder of Series B Stock elected to convert 7,000 shares of Series B Stock into 7,000,000 shares of common stock resulting in a $69,162 reduction in the carrying value of Series B Stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

During the quarter ended March 31, 2023, we did not have any defaults upon senior securities.

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

TWO HANDS CORPORATION

May 15, 2023	By: /s/ Nadav Elituv Nadav Elituv, President, Chief Executive Officer and Director (Principal Executive Officer)

By: /s/ Steven Gryfe Steven Gryfe, Chief Financial Officer (Principal Financial and Accounting Officer)

