Form 10-Q
period 2023-06-30
Two Hands Corp
filed 2023-08-14
CIK 1494413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission File Number: 333-167667

TWO HANDS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	42-1770123
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
373 Joicey Blvd., North York Ontario, Canada (Address of Principal Executive Offices)	M5M 2W2 (Zip Code)

(416) 357-0399

(Registrant's telephone number, including area code)

1035 Queensway East, Mississauga, Ontario, Canada L4Y 4C1

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

Common Stock, $.0001 Par Value

(Title of class)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 6, 2023, the issuer had 1,030,558,548 shares of its common stock issued and outstanding, par value $0.0001 per share.

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

3

TWO HANDS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2023

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

TWO HANDS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
ASSETS	(Unaudited)

Current assets
Cash	$8,615	$17,137
Accounts receivable, net	113,376	94,182
VAT taxes receivable	3,431	8,157
Inventory	46,713	73,621
Total current assets	172,135	193,097

Property and equipment, net	11,543	13,667
Operating lease right-of-use asset	19,855	23,438

Total assets	$203,533	$230,202

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$407,925	$555,220
Due to related party	431,855	185,473
Notes payable	113,575	13,443
Line of credit	494,827	—
Deferred revenue	15,792	22,107
Current portion of operating lease right-of-use liability	8,607	8,230
Total current liabilities	1,472,581	784,473
Long-term liabilities
Line of credit	—	293,298
Promissory notes	238,528	229,194
Promissory note - related party	—	84,377
Non-redeemable convertible notes, net	523,038	517,621
Operating lease right-of-use liability, net of current portion	11,248	15,208
Total long-term liabilities	772,814	1,139,698

Total liabilities	2,245,395	1,924,171

Commitments and Contingencies	—	—

Temporary equity
Series A convertible preferred stock; $0.01 par value; 200,000 shares designated, 25,000 shares issued and outstanding, respectively	249,505	249,505
Series B convertible preferred stock; $0.01 par value; 100,000 shares designated, 0 and 11,000 shares issued and outstanding, respectively	—	109,783
Series C convertible preferred stock; $0.001 par value; 150,000 shares designated, 80,000 shares and 90,000 shares issued and outstanding, respectively	2,288,000	2,584,951
Series D convertible preferred stock; $0.001 par value; 200,000 shares designated, 0 shares issued and outstanding, respectively	—	—
Series E convertible preferred stock; $0.0001 par value; 300,000 shares designated, 0 shares issued and outstanding	—	—
Total temporary equity	2,537,505	2,944,239

Stockholder's deficit
Preferred stock; $0.001 par value; 1,000,000 shares authorized, 0 issued and outstanding	—	—
Common stock; $0.0001 par value; 12,000,000,000 shares authorized, 618,958,548 and 137,402,624 shares issued and outstanding, respectively	61,897	13,742
Additional paid-in capital	80,304,216	78,895,425
Common stock to be issued	—	336,000
Accumulated other comprehensive income	11,605	39,141
Accumulated deficit	(84,957,085)	(83,922,516)
Total stockholders' deficit	(4,579,367)	(4,638,208)

Total liabilities and stockholders' deficit	$203,533	$230,202

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

TWO HANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022

Sales	$197,324	$190,691	$372,769	$389,730
Cost of goods sold	185,108	196,969	345,104	375,494
Gross profit	12,216	(6,278)	27,665	14,236

Operating expenses
General and administrative	277,327	14,021,263	643,033	14,781,176
Total operating expenses	277,327	14,021,263	643,033	14,781,176

Loss from operations	(265,111)	(14,027,541)	(615,368)	(14,766,940)

Other income (expense)
Amortization of debt discount and interest expense	(38,774)	(32,570)	(76,451)	(62,768)
Gain on disposition	50,750	—	50,750	—
Loss on settlement of debt	(275,950)	(2,287,450)	(393,500)	(2,871,450)
Total other income (expense)	(263,974)	(2,320,020)	(419,201)	(2,934,218)

Net loss attributed to Two Hands Corporation	(529,085)	(16,347,561)	(1,034,569)	(17,701,158)

Less: deemed dividend - Series A Stock modification	—	(1,396,721)	—	(1,396,721)
Add: deemed contribution - Series B Stock modification	—	1,354,515	—	1,354,515
Add: deemed contribution - Series C Stock modification	—	834,001	—	834,001
Add: deemed contribution - Series D Stock modification	—	749,085	—	749,085

Net loss attributable to Two Hands Corporation common shareholders	$(529,085)	$(14,806,681)	$(1,034,569)	$(16,160,278)

Other comprehensive income (loss)
Foreign exchange income	(20,448)	2,884	(27,536)	1,701
Total other comprehensive income	(20,448)	2,884	(27,536)	1,701

Comprehensive loss	$(549,533)	$(14,803,797)	$(1,062,105)	$(16,158,577)

Net loss per common share - basic and diluted	$(0.00)	$(0.18)	$(0.00)	$(0.36)

Weighted average number of common shares outstanding - basic and diluted	315,394,461	82,169,404	238,787,933	44,674,229

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

TWO HANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the three and six months ended June 30, 2023 and 2022
(Unaudited)

	Common Stock		Common Stock to be	Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Issued	Capital	Income	Deficit	Deficit
Balance, March 31, 2023	193,226,548	$19,324	$336,000	$79,356,197	$32,053	$(84,428,000)	$(4,684,426)

Stock issued for conversion of non-redeemable convertible notes	417,700,000	41,770	—	275,950	—	—	317,720
Stock issued for the conversion of Series B convertible preferred stock	4,000,000	400	—	39,521	—	—	39,921
Stock issued for the conversion of Series Convertible preferred stock	4,000,000	400	—	296,551	—	—	296,951
Stock issued to settle stock to be issued	32,000	3	(336,000)	335,997	—	—	—
Foreign exchange loss	—	—	—	—	(20,448)	—	(20,448)
Net loss	—	—	—	—	—	(529,085)	(529,085)
Balance, June 30, 2023	618,958,548	$61,897	$—	$80,304,216	$11,605	$(84,957,085)	$(4,579,367)

	Common Stock		Common Stock to be	Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Issued	Capital	Income	Deficit	Deficit
Balance, December 31, 2022	137,402,624	$13,742	$336,000	$78,895,425	$39,141	$(83,922,516)	$(4,638,208)

Stock issued for conversion of non-redeemable convertible notes	459,200,000	45,920	—	393,500	—	—	439,420
Stock issued for settlement of debt - related party	7,323,924	732	—	274,061	—	—	274,793
Stock issued for the conversion of Series B convertible preferred stock	11,000,000	1,100	—	108,682	—	—	109,782
Stock issued for the conversion of Series Convertible preferred stock	4,000,000	400	—	296,551	—	—	296,951
Stock issued to settle stock to be issued	32,000	3	(336,000)	335,997	—	—	—
Foreign exchange loss	—	—	—	—	(27,536)	—	(27,536)
Net loss	—	—	—	—	—	(1,034,569)	(1,034,569)
Balance, June 30, 2023	618,958,548	$61,897	$—	$80,304,216	$11,605	$(84,957,085)	$(4,579,367)

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

TWO HANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (CONTINUED)
For the three and six months ended June 30, 2023 and 2022
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

TWO HANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(1,034,569)	$(17,701,158)
Adjustments to reconcile net loss to cash used in operating activities

Depreciation and amortization	6,524	5,806
Bad debt	(28,936)	9,328
Stock-based compensation	—	13,504,200
Gain on disposition	(50,750)	—
Amortization of debt discount	76,451	62,768
Loss on settlement of debt	393,500	2,871,450
Change in operating assets and liabilities
Accounts and taxes receivable	(46,125)	(35,362)
Prepaid expense	—	561,764
Inventory	14,671	82,254
Deferred revenue	(6,748)	—
Accounts payable and accrued liabilities	367,021	136,291
Operating lease right-of-use liability	(4,100)	(4,179)
Net cash used in operating activities	(313,061)	(506,838)

Cash flows from investing activities
Net cash used in investing activities	—	—

Cash flow from financing activities
Advances from related party	52,266	97,079
Repayment of advances to related party	(20,749)	(71,239)
Proceeds from notes payable	105,114	—
Repayment of notes payable	(7,044)	—
Proceeds from promissory notes	174,685	—
Net cash provided by financing activities	304,272	25,840

Change in foreign exchange	267	(3,166)

Net change in cash	(8,522)	(484,164)

Cash, beginning of the period	17,137	533,295

Cash, end of the period	$8,615	$49,131

Cash paid during the year
Interest paid	$—	$—
Income taxes paid	$—	$—

Supplemental disclosure of non-cash investing and financing activities
Stock issued to settle due to related party	$188,871	$—
Stock issued to settle promissory note - related party	$85,922	$—
Stock issued to settle non-redeemable convertible notes	$439,420	$2,974,290
Stock issued for prepaid expense	$—	$2,288,000
Transfer of accounts payable and accrued liabilities to promissory notes	$—	$85,285
Deemed dividend - Series A Stock modification	$—	$1,396,721
Deemed contribution - Series B Stock modification	$—	$1,354,515
Deemed contribution - Series C Stock modification	$—	$834,001
Deemed contribution - Series D Stock modification	$—	$749,085
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

On May 1, 2023, the Company entered into an asset sale agreement with a non-related private corporation (“Purchaser”) whereby the Company sold the assets of gocart.city. The sale included the e-commerce site, branding, supporting components of the Grocery Originals store and inventory. The ongoing sales and client base gocart.city and Grocery Originals was transferred as part of the asset sale. The Company received net proceeds from the sale of gocart.city assets of $64,319 (CAD $86,742). The net proceeds comprise of the settlement $127,731 (CAD $172,261) of accounts payable and $63,412 (CAD $85,519) of account receivable with the Purchaser resulting in a gain of $50,750 (CAD $68,442). After the asset sale was completed, the Company owed the Purchaser an additional $37,099 (CAD $49,099) in accounts payable which was not settled in the asset sale agreement. The Company and the Purchase agreed the $37,099 amount was due in twelve equal monthly installments commencing July 1, 2023 without interest. After May 1, 2023, the Company continued the business of Cuore Food Services.

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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2023 and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the six months ended June 30, 2023, the Company incurred a net loss of $1,034,569 and used cash in operating activities of $313,061, and on June 30, 2023, had stockholders’ deficit of $ 4,876,317 and an accumulated deficit of $84,957,085. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date that the financial statements are issued. The Company will be dependent upon the raising of additional capital through placement of its common stock in order to implement its business plan. There can be no assurance that the Company will be successful in this situation. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might result from this uncertainty. We are currently funding our operations by way of cash advances from our Chief Executive Officer, note holders, shareholders and others; however, we do not have any oral or written agreements with them or others to loan or advance funds to us. There can be no assurances that we will be able to receive loans or advances from them or other persons in the future.

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

CONCENTRATIONS

The following table summarizes accounts receivable and revenue concentrations:

	Accounts receivable at June 30, 2023	Revenue for the six months ended June 30, 2023
Customer #1	17%	—
Customer #2	11%	—
Total concentration	28%	—%

The following table summarizes accounts payable and purchases concentrations:

	Accounts payable at June 30, 2023	Purchases for the six months ended June 30, 2023
Supplier #1	13%	—
Supplier #2	12%	23%
Supplier #3	12%	—
Supplier #4	—	20%
Supplier #5	—	14%
Total concentration	37%	57%

CASH AND CASH EQUIVALENTS

For the purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

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

The allowance for doubtful accounts at June 30, 2023 and December 31, 2022 is $101,190 and $156,693, respectively.

INVENTORY

Inventory consisting of groceries and dry goods are measured at the lower of cost and net realizable value. Cost is determined pursuant to the first-in first out (“FIFO”) method. The cost of inventory includes the purchase price, shipping and handling costs incurred to bring the inventories to their present location and condition. Inventory with a short shelf life that is not utilized within the planned period are immediately expensed in the statement of operations. Estimated gross profit rates are used to determine the cost of goods sold in the interim periods. Any significant adjustment that results from the reconciliation with annual physical inventory is disclosed. At June 30, 2023 and December 31, 2022, the inventory valuation allowance was $0.

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

During the six months ended June 30, 2023 and 2022, the Company had revenue of $372,769 and $389,730 respectively. In 2023, the Company recognized revenue of $13,167 from the sale of groceries to consumers via the gocart.city online grocery delivery application and $359,602 from the sale of dry goods and produce to other businesses. In 2022 the Company recognized revenue of $121,305 from the sale of groceries to consumers via the gocart.city online grocery delivery application and $268,425 from the sale of dry goods and produce to other businesses.

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

The Company leases an automobile under a non-cancelable operating lease. Right-of-use assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

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

NET LOSS PER SHARE

Basic net income (loss) per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period increased to include the number of additional common shares that would have been outstanding if potentially dilutive securities had been issued. On June 30, 2023 and December 31, 2022, we excluded the common stock issuable upon conversion of non-redeemable convertible notes, convertible notes, Series A Stock, Series B Stock, Series C Stock and common stock to be issued of 5,809,249,200 shares and 5,248,242,000 shares, respectively, as their effect would have been anti-dilutive.

FOREIGN CURRENCY TRANSLATION

The consolidated financial statements are presented in United States dollars. The functional currency of the consolidated entities are determined by evaluating the economic environment of each entity. The functional currency of Two Hands Corporation is the United States dollar. Foreign exchange translation adjustments are reported as gains or losses resulting from foreign currency transactions and are included in the results of operations.

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

NOTE 3 – NON-REDEEMABLE CONVERTIBLE NOTES

On January 8, 2018, the Company entered into a Side Letter Agreement (“Note”) with a non-related investor, Stuart Turk, to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $244,065 issued by the Company during the period of July 2014 and December 2017. The issue price of the Note is $244,065 with a face value of $292,878 and the Note has an original maturity date of December 31, 2018 which is subject to automatic annual renewal. On June 29, 2021, the Company and Stuart Turk entered into an Agreement to change the original maturity date of the Note to December 31, 2025. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on December 31 each year, the outstanding face amount of the Note increases by 20% on January 1 the following year. During the six months ended June 30, 2023, the Company elected to convert $37,820 of principal and interest into 378,200,000 shares of common stock of the Company at a conversion price of $0.0001 per share. These conversions resulted in a loss on debt settlement of $294,500 due to the requirement to record the share issuance at fair value on the date the shares were issued. The condensed consolidated statement of operations includes interest expense of $18,626 and $21,567 for the six months ended June 30, 2023 and 2022, respectively, and $9,365 and $10,843 for the three months ended June 30, 2023 and 2022, respectively. On June 30, 2023 and December 31, 2022, the carrying amount of the Note is $168,614 (face value of $187,549 less $18,935 unamortized discount) and $187,808 (face value of $187,808 less $0 unamortized discount), respectively.

On May 10, 2018, the Company entered into a Side Letter Agreement (“Note”) with a non-related investor, Jordan Turk, to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $35,000 issued by the Company on May 9, 2018. The issue price of the Note is $35,000 with a face value of $42,000 and the Note has an original maturity date of December 31, 2018 which is subject to automatic annual renewal. On June 29, 2021, the Company and Jordan Turk entered into an Agreement to change the original maturity date of the Note to December 31, 2025. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on December 31 each year, the outstanding face amount of the Note increases by 20% on January 1 the following year. During the six months ended June 30, 2023, the Company elected to convert $8,100 of principal and interest into 81,000,000 shares of common stock of the Company at a conversion price of $0.0001 per share. These conversions resulted in a loss on debt settlement of $99,000 due to the requirement to record the share issuance at fair value on the date the shares were issued. The condensed consolidated statement of operations includes interest expense of $840 and $3,221 for the six months ended June 30, 2023 and 2022, respectively, and $422 and $1,619 for the three months ended June 30, 2022 and 2021, respectively. On June 30, 2023 and December 31, 2022, the carrying amount of the Note is $1,211 (face value of $2,065 less $854 unamortized discount) and $8,471 (face value of $8,471 less $0 unamortized discount), respectively.

On September 13, 2018, the Company entered into a Side Letter Agreement (“Note”) with a non-related investor, Jordan Turk, to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $40,000 issued by the Company during the period of July 10 to September 13, 2018. The issue price of the Note is $40,000 with a face value of $48,000 and the Note has an original maturity date of December 31, 2018 which is subject to automatic annual renewal. On June 29, 2021, the Company and Jordan Turk entered into an Agreement to change the original maturity date of the Note to December 31, 2025. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on December 31 each year, the outstanding face amount of the Note increases by 20% on January 1 the following year. The condensed consolidated statement of operations includes interest expense of $9,872 and $8,226 for the six months ended June 30, 2023 and 2022 respectively, and $4,963 and $4,136 for the three months ended June 30, 2023 and 2022 respectively. On June 30, 2023 and December 31, 2022, the carrying amount of the Note is $109,405 (face value of $119,440 less $10,035 unamortized discount) and $99,533 (face value of $99,533 less $0 unamortized discount), respectively.

On January 31, 2019, the Company entered into a Side Letter Agreement (“Note”) with Stuart Turk to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $106,968 issued by the Company during the period of January 3, 2018 to December 28, 2018. The issue price of the Note is $106,968 with a face value of $128,362 and the Note has an original maturity date of December 31, 2019 which is subject to automatic annual renewal. On June 29, 2021, the Company and Stuart Turk entered into an Agreement to change the original maturity date of the Note to December 31, 2025. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on December 31 each year, the outstanding face amount of the Note increases by 20% on January 1 the following year. The condensed consolidated statement of operations includes interest expense of $21,999 and $18,332 for the six months ended June 30, 2023 and 2022, respectively, and $11,060 and $9,217 for the three months ended June 30, 2023 and 2022, respectively. On June 30, 2023 and December 31, 2022, the carrying amount of the Note is $243,808 (face value of $266,171 less $22,363 unamortized discount) and $221,809  (face value of $221,809 less $0 unamortized discount), respectively.

NOTE 4 – LEASES

The Company entered into an operating lease agreement on October 14, 2021 for an automobile, resulting in the recording of an initial liability and corresponding right-of-use asset of $35,906. The weighted-average remaining non-cancelable lease term for the Company’s operating lease was 2.25 years at June 30, 2023. The weighted-average discount rate was 3.96% at June 30, 2023.

The Company’s operating lease expires in 2025. The following shows future lease payments for the remaining periods under operating lease at June 30, 2023:

Periods ending December 31,	Operating Lease Commitments
2023	$10,471
2024	10,471
2025	7,854
Total operating lease commitments	28,796
Less: imputed interest	(8,941)
Total right-of-use liability	$19,855

The Company’s discounted current right-of-use lease liability and discounted non-current right-of-use lease liability at June 30, 2023 is $8,607 and $11,248, respectively.

NOTE 5 – LINE OF CREDIT

On April 14, 2022, the Company entered into a binding Grid Promissory Note and Credit Facility Agreement (the “Line of Credit”) with The Cellular Connection Ltd. (the “Lender”) Pursuant to the Line of Credit, the Company can borrow from the Lender up to CAD $750,000 in principal in increments of at least CAD $50,000 upon five business days’ notice. The line of credit is due on May 1, 2024 and the outstanding principal bears interest at 8% per annum, payable monthly. Any indebtedness under the Line of Credit are secured against accounts receivable and inventory of the Company, and is convertible into shares of common stock of the Company at the Company’s option any time after twelve months from the first advance at a conversion price of $0.10 per share, subject to a restriction on the Lender holding more than 4.99% of the Company’s Common Shares. As of June 30, 2023 and December 31, 2022, the Line of Credit of $494,827 (principal $475,335 (CAD $629,083) and interest of $19,492) and $293,298 (principal $289,970 (CAD $393,500) and interest of $3,328), respectively, was outstanding. The consolidated statement of operations includes interest expense of $8,987 and $0 for the three months ended June 30, 2023 and 2022, respectively, and $15,780 and $0 for the six months ended June 30, 2023 and 2022, respectively.

NOTE 6 – NOTES PAYABLE

As of June 30, 2023 and December 31, 2022, notes payable due to Piero Manzini, and The Cellular Connection Limited, a corporation controlled by Stuart Turk, totaling $113,575 and $13,443, respectively, were outstanding. The balances are non-interest bearing, unsecured and have no specified terms of repayment.

NOTE 7 – PROMISSORY NOTES

Promissory Notes

As of June 30, 2023 and December 31, 2022, promissory notes of $238,528 (principal $186,672 and interest of $51,856) and $229,194 (principal $186,672 and interest of $42,522), respectively, were outstanding. The promissory notes bears interest of 10% per annum, are unsecured and mature on December 31, 2025.

Promissory Notes – Related Party

As of June 30, 2023 and December 31, 2022, promissory note – related party of $0 and $84,377 (principal $78,490 and interest of $5,887), respectively, were outstanding. The promissory notes – related party bear interest of 10% per annum, are unsecured, mature on December 31, 2025 and are due to 2130555 Ontario Limited, a Company controlled by Nadav Elituv, the Company's Chief Executive Officer. On February 2, 2023, the Company issued common stock to settle promissory note – related party and interest with a carrying value of $85,922 (Note 10).

NOTE 8 – RELATED PARTY TRANSACTIONS

As of June 30, 2023 and December 31, 2022, advances and accrued salary of $431,855 and $185,473, respectively, were due to Nadav Elituv, the Company's Chief Executive Officer. The balance is non-interest bearing, unsecured and have no specified terms of repayment.

During the six months ended June 30, 2023 and 2022, the Company issued advances due to related party for $52,266 of expenses paid on behalf of the Company and advances due to related party were repaid by the Company with $20,749 in cash. In addition, the Company accrued salary of $399,739 due to Nadav Elituv for the six months ended June 30, 2023. On February 2, 2022, the Company issued common stock to settle due to related party with a carrying value of $188,871 (Note 10).

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

During the six months ended June 30, 2023 and 2022, the Company paid Linus Creative Services, a business controlled by Bradley Southam, a director of the Company, $2,720 and $16,984, respectively, for advertising services.

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

Stock-based compensation – salaries expense related to these employment agreements for the six months ended June 30, 2023 and 2022 is $0 and $13,504,200, respectively. Stock-based compensation – salaries expense was recognized ratably over the requisite service period. (See Note 10).

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

Series A Stock, Series B Stock, Series C Stock, Series D Stock and Series E Stock has been classified as temporary equity (outside of permanent equity) on the consolidated balance sheet on June 30, 2023 and December 31, 2022, since share settlement is not within control of the Company.

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

For the six months ended June 30, 2023, the Company elected to convert $45,920 of principal and interest of non-redeemable convertible notes into 459,200,000 shares of common stock of the Company with a fair value of $439,420 resulting in a loss of extinguishment of debt of $393,500.

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

On May 12, 2023, the Company issued 32,000 shares of common stock to satisfy an obligation for common stock to be issued with a carrying value of $336,000.

On May 16, 2023, the Holder of Series B Stock elected to convert 4,000 shares of Series B Stock into 4,000,000 shares of common stock resulting in a $39,921 reduction in the carrying value of Series B Stock.

On June 30, 2023, 10,000 shares of Series C Stock automatically converted into 4,000,000 shares of common stock in accordance with the Certificate of Designation resulting in a $296,951 reduction in the carrying value of Series C Stock.

Common stock to be issued

On June 30, 2023 and December 31, 2022, the Company had an obligation to issue 0 shares of common stock valued at $0 and 32,000 shares of common stock valued at $336,000, respectively, for stock-based compensation – consulting services. These shares relate to an agreement dated August 1, 2020 for services to be provided from August 1, 2020 to July 31, 2022 whereby the Company shall pay 50,000 shares of Common Stock of the Company with a fair value of $525,000 for consulting. The shares are expensed the earlier of (i) the date of issue of shares or (ii) on a straight line over the life of the contract.

NOTE 11 - SUBSEQUENT EVENTS

From July 1, 2023 to August 6, 2023, the Company elected to convert $41,160 of principal and interest of non-redeemable convertible notes into 411,600,000 shares of common stock of the Company with a fair value of $114,090 resulting in a loss of extinguishment of debt of $72,930.

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

On May 1, 2023, the Company sold its gocarty.city and Grocery Originals branches. The Company continued Cuore Food Services after May 1, 2023.

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

The Company evaluates its convertible debt, options, warrants or other contracts, if any, to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with paragraph 810-10-05-4 and Section 815-40-25 of the FASB Accounting Standards Codification. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as either an asset or a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statement of operations as other income or expense. Upon conversion, exercise or cancellation of a derivative instrument, the instrument is marked to fair value at the date of conversion, exercise or cancellation and then the related fair value is reclassified to equity.

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

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2023 AND 2022

Sales, Cost of goods sold, Gross profit:

	Three months ended June 30,		Change
	2023 $	2022 $	$	%
Sales	197,324	190,691	6,633	3
Cost of goods sold	185,108	196,969	(11,861)	(6)
Gross profit	12,216	(6,278)	18,494	(295)
Gross profit %	6.2%	(3.3)%

Breakdown of sales by branch:

	Three months ended June 30,		Change
	2023 $	2022 $	$	%
gocart.city – online delivery	362	54,677	(54,315)	(99)
Grocery Originals and Cuore Food Service – retail and wholesale distribution	196,962	136,014	60,948	45
Total sales	197,324	190,691	6,633	3
21

The gocart.city grocery delivery application was released in early June 2020 and gocart.city wholesale commenced sale of dry goods and produce to other businesses in July 2020. Our revenue from gocart.city – online delivery has decreased from the previous period because we (1) have decreased advertising expenditures as part of our overall plan to reduce expenses (2) have concentrated our efforts on our wholesale business and (3) on May 1, 2023, gocart.city and Grocery Originals was sold.

Cost of goods sold as a percentage of sales decreased from 2022 to 2023. This was due to the write-off of expired inventory in 2022.

Operating expenses:

	Three months ended June 30,		Change
	2023 $	2022 $	$	%
Salaries and benefits	172,852	13,571,665	(13,398,813)	(99)
Occupancy expense	12,375	25,309	(12,934)	(51)
Advertising and travel	11,930	19,169	(7,239)	(38)
Auto expenses	5,502	11,739	(6,237)	(53)
Consulting	67,018	282,145	(215,127)	(76)
Depreciation and Amortization	3,219	747	2,472	331
Bad debt	(31,940)	9,328	(41,268)	(442)
Office and general expenses	14,674	21,478	(6,804)	(32)
Professional fees	19,571	58,199	(38,628)	(66)
Freight and delivery	2,126	21,484	(19,358)	(90)
Total operating expenses	277,327	14,021,263	(13,743,936)	(98)

Our total operating expenses for the three months ended June 30, 2023 was $277,327, compared to $14,021,263 for the three months ended June 30, 2022, respectively. The decrease in total operating expense is primarily due to an decrease in expenditure for prepaid advertising credits with SRAX Inc. and stock-based compensation paid to Nadav Elituv, our Chief Executive Officer.

Salaries and benefits for the three months ended June 30, 2023, comprise primarily of accrued but unpaid salary due to Nadav Elituv, our Chief Executive Officer, of $150,000.

Salaries and benefits for the three months ended June 30, 2022, comprise primarily of stock issued to Nadav Elituv, our Chief Executive Officer with a fair value of $13,500,000.

Advertising and travel includes expenses for online advertising, website, meals and entertainment.

For the three months ended June 30, 2023, consulting comprises primarily stock-based compensation expense (i) $0 for the expenditure of advertising credits with SRAX, Inc. (ii) $49,091 for consulting fees and (iii) $17,927 paid to contractors to manage our grocery business.

For the three months ended June 30, 2022, consulting comprises primarily stock-based compensation expense (i) $143,184 for the expenditure of advertising credits with SRAX, Inc. (ii) $65,445 for consulting fees and (iii) $73,473 paid to contractors to manage our grocery business.

Professional fees comprise of audit, legal, filing fees and contract accountant. The decrease in professional fees is primarily due to legal fees related to the prospectus dated April 21, 2022 filed with Ontario Securities Commission and British Columbia Securities Commission and our listing application with the Canadian Securities Exchange.

Other income (expense):

	Three months ended June 30,		Change
	2023 $	2022 $	$	%
Amortization of debt discount and interest expense	(38,774)	(32,570)	(6,204)	19
Loss on settlement of debt	(275,950)	(2,287,450)	2,011,500	(88)
Gain on disposition	50,750	—	50,750	—
Total operating expenses	(263,974)	(2,320,020)	2,056,044	(89)

Amortization of debt discount and interest expense for the three months ended June 30, 2023 was $38,774, compared to $32,570 for the three months ended June 30, 2022. Amortization of debt discount and interest expense relates to the issuance of non-redeemable convertible notes and promissory notes.

During the three months ended June 30, 2023 and 2022, the Company elected to convert $41,770 and $1,840 of principal and interest of a non-redeemable convertible note into 417,700,000 and 18,400,000 shares of common stock of the Company resulting in a loss on settlement of debt of $275,950 and $2,287,450, respectively.

During the three months ended June 30, 2023 the Company received net proceeds from the sale of gocart.city assets of $64,319 (CAD $86,742). The net proceeds comprise of the settlement $127,731 (CAD $172,261) of accounts payable and $63,412 (CAD $85,519) of account receivable with the Purchaser resulting in a gain of $50,750 (CAD $68,442).

Net loss for the period:

	Three months ended June 30,		Change
	2023 $	2022 $	$	%
Net loss for the period	(529,085)	(16,347,561)	15,818,476	(97)

Our net loss for the three months ended June 30, 2023 was $529,085, compared to $16,347,561 for the three months ended June 30, 2022, respectively. Our losses during the three months ended June 30, 2023 and 2022 are primarily due to costs associated with professional fees, compensation due to our CEO, interest expense and loss on settlement of debt.

COMPARISON OF RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

Sales, Cost of goods sold, Gross profit:

	Six months ended June 30,		Change
	2023 $	2022 $	$	%
Sales	372,769	389,730	(16,961)	(4)
Cost of goods sold	345,104	375,494	(30,390)	(8)
Gross profit	27,665	14,236	13,429	94
Gross profit %	7.4%	3.7%

Breakdown of sales by branch:

	Six months ended June 30,		Change
	2023 $	2022 $	$	%
gocart.city – online delivery	13,167	121,305	(108,137)	(89)
Grocery Originals and Cuore Food Service – retail and wholesale distribution	359,602	268,425	91,176	34
Total sales	372,769	389,730	(16,961)	(4)

The gocart.city grocery delivery application was released in early June 2020 and gocart.city wholesale commenced sale of dry goods and produce to other businesses in July 2020. Our revenue from gocart.city – online delivery has decrease from the previous period because we (1) have decreased advertising expenditures as part of our overall plan to reduce expenses (2) have concentrated our efforts on our wholesale business and (3) On May 1, 2023, gocart.city and Grocery Originals was sold.

Operating expenses:

	Six months ended June 30,		Change
	2023 $	2022 $	$	%
Salaries and benefits	368,422	13,634,471	(13,266,049)	(97)
Occupancy expense	30,800	53,955	(23,155)	(43)
Advertising and travel	18,525	66,286	(47,761)	(72)
Auto expenses	13,624	23,757	(10,133)	(43)
Consulting	127,099	706,289	(579,190)	(82)
Depreciation and Amortization	6,524	3,706	2,818	76
Bad debt	(28,937)	9,328	(38,265)	(410)
Office and general expenses	28,001	96,208	(68,207)	(71)
Professional fees	72,168	140,521	(68,353)	(49)
Freight and delivery	6,807	46,655	(39,848)	(85)
Total operating expenses	643,033	14,781,176	(14,138,143)	(96)

Our total operating expenses for the six months ended June 30, 2023 was $643,033, compared to $14,781,176 for the six months ended June 30, 2022, respectively. The decrease in total operating expense is primarily due to an decrease in expenditure for prepaid advertising credits with SRAX Inc.

Salaries and benefits for the six months ended June 30, 2023, comprise primarily of accrued but unpaid salary due to Nadav Elituv, our Chief Executive Officer, of $300,000.

Salaries and benefits for the six months ended June 30, 2022, comprise primarily of stock issued to Nadav Elituv, our Chief Executive Officer with a fair value of $13,504,200.

Advertising and travel includes expenses for online advertising, website, meals and entertainment.

For the six months ended June 30, 2023, consulting comprises primarily stock-based compensation expense (i) $0 for the expenditure of advertising credits with SRAX, Inc. (ii) $97,878 for consulting fees and (iii) $29,221 paid to contractors to manage our grocery business.

For the six months ended June 30, 2022, consulting comprises primarily stock-based compensation expense (i) $415,866 for the expenditure of advertising credits with SRAX, Inc. (ii) $130,171 for consulting fees and (iii) $156,051 paid to contractors to manage our grocery business.

Professional fees comprise of audit, legal, filing fees and contract accountant. The decrease in professional fees is primarily due to legal fees related to the prospectus dated April 21, 2022 filed with Ontario Securities Commission and British Columbia Securities Commission and our listing application with the Canadian Securities Exchange.

Other income (expense):

	Six months ended June 30,		Change
	2023 $	2022 $	$	%
Amortization of debt discount and interest expense	(76,451)	(62,768)	(13,683)	22
Loss on settlement of debt	(393,500)	(2,871,450)	2,477,950	(86)
Gain on disposition	50,750	—	50,750	—
Total operating expenses	(419,201)	(2,934,218)	2,515,017	(86)

Amortization of debt discount and interest expense for the six months ended June 30, 2023 was $76,451, compared to $62,768 for the six months ended June 30, 2022. Amortization of debt discount and interest expense relates to the issuance of non-redeemable convertible notes and promissory notes.

During the six months ended June 30, 2023 and 2022, the Company elected to convert $45,920 and $2,871,450 of principal and interest of a non-redeemable convertible note into 459,200,000 and 19,410,000 shares of common stock of the Company resulting in a loss on settlement of debt of $393,500 and $2,871,450, respectively.

During the six months ended June 30, 2023 the Company received net proceeds from the sale of gocart.city assets of $64,076 (CAD $86,742). The net proceeds comprise of the settlement $127,249 (CAD $172,261) of accounts payable and $63,173 (CAD $85,519) of account receivable with the Purchaser resulting in a gain of $50,750 (CAD $68,442).

Net loss for the period:

	Six months ended June 30,		Change
	2023 $	2022 $	$	%
Net loss for the period	(1,034,569)	(17,701,158)	16,666,590	(94)

Our net loss for the six months ended June 30, 2023 was $1,034,569, compared to $17,701,158 for the six months ended June 30, 2022, respectively. Our losses during the six months ended June 30, 2023 and 2022 are primarily due to costs associated with professional fees, compensation due to our CEO, interest expense and loss on settlement of debt.

QUARTERLY RESULTS OF OPERATIONS

The following is a summary of selected quarterly information that has been derived from the financial statements of the Company. This summary should be read in conjunction with the consolidated financial statements of the Company.

Quarter Ended	June 301, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021
Sales	$197,324	$175,446	$168,790	$172,782	$190,691	$199,039	$324,748	$241,417
Gross profit	$12,216	$15,449	$21,299	$13,659	$(6,278)	$20,514	$19,117	$39,808
Operating expenses	$(277,327)	$(365,706)	$(2,759,699)	$(304,452)	$(14,021,263)	$(759,913)	$(1,270,225)	$(693,259)
Other income (expense)	$(263,974)	$(155,227)	$(194,173)	$(768,587)	$(2,320,020)	$(614,198)	$(2,155,703)	$(7,397,246)
Net loss for the period	$(529,085)	$(505,484)	$(2,932,573)	$(1,059,380)	$(16,347,561)	$(1,353,597)	$(3,406,811)	$(8,050,697)
Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.02)	$(0.01)	$(0.18)	$(0.20)	$(0.63)	$(2.68)

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2023

Cash flows used in operating activities

	Six months ended June 30,		Change
	2023 $	2022 $	$	%
Net cash used in operating activities	(313,061)	(506,838)	193,777	(38)

Our net cash used in operating activities for the six months ended June 30, 2023 and 2022 is $313,061 and $506,838, respectively. Our net loss for the six months ended June 30, 2023 of $1,034,569 was the main contributing factor for our negative cash flow. We were able to mostly offset the cash used in operating activities by using our stock to pay for expenses such as, amortization of debt discount of $76,451 and loss on debt settlement of $393,500.

Cash flows used in investing activities

	Six months ended June 30,		Change
	2023 $	$2022 $	$	%
Net cash used in investing activities	—	—	—	—

Our net cash (used in) provided by investing activities for the six months ended June 30, 2023 and 2022 is $0.

Cash flows from financing activities

	Six months ended June 30,		Change
	2023 $	2022 $	$	%
Net cash from financing activities	304,272	25,840	278,432	1,078

Our net cash provided by financing activities for the six months ended June 30, 2023 and 2022 is $304,272 and $25,840, respectively.

During the six months ended June 30, 2023, the Company received $174,685 (CAD $235,583) in cash from its line of credit with The Cellular Connection Ltd. dated April 14, 2022, net cash advances from related party of $31,517 and net proceeds from notes payable of $98,070. The cash advances are non-interest bearing, unsecured and have no specific terms of repayment.

As of June 30, 2023, we had cash of $8,615, working capital (deficiency) of $(1,300,446) and total liabilities of $2,245,395.

Our working capital as of June 30, 2023 and December 31, 2022 is as follows:

	June 30, 2023	December 31, 2022
Current assets	$172,135	$193,097
Current liabilities	1,472,581	784,473
Working capital (Deficiency)	$(1,300,446)	$(591,376)

The Company is continuing to focus improving cash flows from operations by reducing incentives to customers, by making purchases from different suppliers, accelerating the collection of accounts receivable, reducing expenses, managing accounts payable balances and by paying our officers, directors, consultants and staff with our stock.

The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the six months ended June 30, 2023, the Company incurred a net loss of $1,034,569 and used cash in operating activities of $313,061, and on June 30, 2023, had stockholders’ deficit of $4,579,367 and an accumulated deficit of $84,957,085. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The Company’s independent registered public accounting firm, in their report on the Company’s financial statements for the six months ended June 30, 2023, expressed substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty should we be unable to continue as a going concern.

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

On April 14, 2022, the Company entered into a binding Line of Credit with The Cellular Connection Ltd. Pursuant to the Line of Credit, the Company can borrow from the Lender up to CAD $90,499 (CAD $750,000 available on the Line of Credit less CAD $659,501 of funds drawn and outstanding at August 6, 2023) in principal. If required, we expect to be able to secure additional capital through advances from our Chief Executive Officer, note holders, shareholders and others in order to pay expenses such as organizational costs, filing fees, accounting fees and legal fees, however, we do not have any written or oral agreements with any other third parties which require them to fund our operations. Although there can be no assurances that we will be able to obtain such funds in the future, the Company has been able to secure financing to continue operations since its inception on April 3, 2009. We are currently quoted on OTC Pink.. If we need additional capital in the next twelve months and if we cannot raise such capital on acceptable terms, we may have to curtail our operations or terminate our business entirely.

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

Commitments for future capital expenditures at June 30, 2023 is as follows:

	Payments Due by Period
Contractual obligations	Total $	Less than 1 year $	1 - 3 years $	4 – 5 years $	After 5 years $
Accounts payable and accrued liabilities	407,924	407,924	—	—	—
Debt	1,278,785	1,040,257	238,528	—	—
Deferred revenue	15,792	15,792	—	—	—
Non-redeemable convertible notes	523,038	—	523,038	—	—
Financial lease Obligations	—	—	—	—	—
Operating leases(1)	19,855	8,607	11,248	—	—
Purchase obligations	—	—	—	—	—
Total contractual obligations	2,245,394	1,472,580	772,814	—	—

Notes:

(1)	Leases for retail space, equipment and warehousing is currently month to month. Deliveries are currently outsourced.

OPERATING CAPITAL AND CAPITAL EXPENDITURE REQUIREMENTS

We are currently funding our operations by way of cash advances from our Chief Executive Officer, note holders, shareholders and others. We hope to be able to compensate our independent contractors with stock-based compensation, which will not require us to use our cash, although there can be no assurances that we will be successful in these efforts. On April 14, 2022, the Company entered into a binding Line of Credit with The Cellular Connection Ltd. Pursuant to the Line of Credit, the Company can borrow from the Lender up to up to CAD $90,499 (CAD $750,000 available on the Line of Credit less CAD $659,501 of funds drawn and outstanding at August 6, 2023) in principal. We believe our current cash balance and the Line of Credit is sufficient to fund our operations during the next 12 months The loans from our Chief Executive Officer, note holders, shareholders and others are unsecured and non-interest bearing and have no set terms of repayment. Our common stock started trading over the counter and has been quoted on the Over-The Counter Bulletin Board since February 17, 2011. The stock currently trades under the symbol “TWOH.OB.”

RELATED PARTY TRANSACTIONS

Six months ended June 30, 2023 and 2022

Due to Related Party

As of June 30, 2023 and December 31, 2022, advances and accrued salary of $431,855 and $185,473, respectively, were due to Nadav Elituv, the Company's Chief Executive Officer. The balance is non-interest bearing, unsecured and have no specified terms of repayment.

During the six months ended June 30, 2023 and 2022, the Company issued advances due to related party for $52,266 of expenses paid on behalf of the Company and advances due to related party were repaid by the Company with $20,749 in cash. In addition, the Company accrued salary of $399,739 due to Nadav Elituv for the six months ended June 30, 2023. On February 2, 2022, the Company issued common stock to settle due to related party with a carrying value of $188,871 (Note 10).

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

During the six months ended June 30, 2023 and 2022, the Company paid Linus Creative Services, a business controlled by Bradley Southam, a director of the Company, $2,720 and $16,984, respectively, for advertising services.

Promissory Notes – Related Party

As of June 30, 2023 and December 31, 2022, promissory note – related party of $0 and $84,377 (principal $78,490 and interest of $5,887), respectively, were outstanding. The promissory notes – related party bear interest of 10% per annum, are unsecured, mature on December 31, 2025 and are due to 2130555 Ontario Limited, a Company controlled by Nadav Elituv, the Company's Chief Executive Officer. On February 2, 2023, the Company issued common stock to settle promissory note – related party and interest with a carrying value of $85,922 (Note 10).

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

CHANGES IN ACCOUNTING POLICIES INCLUDING INITIAL ADOPTION

Refer to Note 2 in the consolidated financial statements for the six months ended June 30, 2023 and Note 2 in the consolidated financial statement for the year ended December 31, 2022 for information on accounting policies.

FINANCIAL INSTRUMENTS

The main risks of the Company’s financial instrument are exposed to are credit risk, market risk, foreign exchange risk, and liquidity risk.

Credit risk

The Company’s credit risk is primarily attributable to trade receivables. Trade receivables comprise amounts due from other businesses from the sale of groceries and dry goods. The Company mitigates credit risk through approvals, limits and monitoring. The amounts disclosed in the consolidated balance sheet are net of allowances for expected credit losses, estimated by the Company’s management based on past experience and specific circumstances of the customer. The Company manages credit risk for cash by placing deposits at major Canadian financial institutions.

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

Refer to Note 2 in the consolidated financial statements for the six months ended June 30, 2023 and Note 2 in the consolidated financial statements for the year ended December 31, 2022 for information on market risk.

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

OUTSTANDING SHARE DATA

As of August 6, 2023, the following securities were outstanding:

Common stock: 1,030,558,548 shares

Series A Convertible Preferred Stock: 25,000

Series C Convertible Preferred Stock: 80,000

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

For the three months ended June 30, 2023, the Company elected to convert $41,770 of principal and interest of non-redeemable convertible notes into 417,700,000 shares of common stock of the Company with a fair value of $317,720 resulting in a loss of extinguishment of debt of $275,950.

On May 12, 2023, the Company issued 32,000 shares of common stock to satisfy an obligation for common stock to be issued with a carrying value of $336,000.

On May 16, 2023, the Holder of Series B Stock elected to convert 4,000 shares of Series B Stock into 4,000,000 shares of common stock resulting in a $39,921 reduction in the carrying value of Series B Stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

During the quarter ended June 30, 2023, we did not have any defaults upon senior securities.

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

TWO HANDS CORPORATION

August 14, 2023	By: /s/ Nadav Elituv Nadav Elituv, President, Chief Executive Officer and Director (Principal Executive Officer)

By: /s/ Steven Gryfe Steven Gryfe, Chief Financial Officer (Principal Financial and Accounting Officer)

