Form 10-Q
period 2023-09-30
Two Hands Corp
filed 2023-11-14
CIK 1494413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Common Stock, $.0001 Par Value

(Title of class)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 13, 2023, the issuer had 42,090,329 shares of its common stock issued and outstanding, par value $0.0001 per share.

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

3

TWO HANDS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2023

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

TWO HANDS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
ASSETS	(Unaudited)

Current assets
Cash	$27,320	$17,137
Accounts receivable, net	111,047	94,182
VAT taxes receivable	2,307	8,157
Inventory	45,208	73,621
Total current assets	185,882	193,097

Property and equipment, net	10,213	13,667
Operating lease right-of-use asset	17,270	23,438

Total assets	$213,365	$230,202

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$400,493	$555,220
Due to related party	649,742	185,473
Notes payable	110,748	13,443
Line of credit	550,907	—
Deferred revenue	—	22,107
Current portion of operating lease right-of-use liability	8,465	8,230
Total current liabilities	1,720,355	784,473
Long-term liabilities
Line of credit	—	293,298
Promissory notes	243,195	229,194
Promissory note - related party	—	84,377
Non-redeemable convertible notes, net	477,856	517,621
Operating lease right-of-use liability, net of current portion	8,805	15,208
Total long-term liabilities	729,856	1,139,698

Total liabilities	2,450,211	1,924,171

Commitments and Contingencies	—	—

Temporary equity
Series A convertible preferred stock; $0.01 par value; 200,000 shares designated, 0 shares and 25,000 shares issued and outstanding, respectively	—	249,505
Series B convertible preferred stock; $0.01 par value; 100,000 shares designated, 0 and 11,000 shares issued and outstanding, respectively	—	109,783
Series C convertible preferred stock; $0.001 par value; 150,000 shares designated, 80,000 shares and 90,000 shares issued and outstanding, respectively	76,116	2,584,951
Series D convertible preferred stock; $0.001 par value; 200,000 shares designated, 0 shares issued and outstanding, respectively	—	—
Series E convertible preferred stock; $0.0001 par value; 300,000 shares designated, 0 shares issued and outstanding	—	—
Total temporary equity	76,116	2,944,239

Stockholder's deficit
Preferred stock; $0.001 par value; 1,000,000 shares authorized, 0 issued and outstanding	—	—
Common stock; $0.0001 par value; 12,000,000,000 shares authorized, 27,580,447 and 137,403 shares issued and outstanding, respectively	2,758	14
Additional paid-in capital	83,168,824	78,909,153
Common stock to be issued	—	336,000
Accumulated other comprehensive income	38,371	39,141
Accumulated deficit	(85,522,915)	(83,922,516)
Total stockholders' deficit	(2,312,962)	(4,638,208)

Total liabilities and stockholders' deficit	$213,365	$230,202

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

TWO HANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022

Sales	$212,453	$172,783	$585,222	$562,513
Cost of goods sold	157,191	159,124	502,295	534,618
Gross profit	55,262	13,659	82,927	27,895

Operating expenses
General and administrative	307,223	304,452	950,345	15,085,628
Total operating expenses	307,223	304,452	950,345	15,085,628

Loss from operations	(251,961)	(290,793)	(867,418)	(15,057,733)

Other income (expense)
Amortization of debt discount and interest expense	(41,064)	(33,287)	(117,515)	(96,055)
Gain on disposition	—	—	50,839	—
Loss on settlement of debt	(272,805)	(735,300)	(666,305)	(3,606,750)
Total other income (expense)	(313,869)	(768,587)	(732,981)	(3,702,805)

Net loss attributed to Two Hands Corporation	(565,830)	(1,059,380)	(1,600,399)	(18,760,538)

Add: deemed contribution - Series A Stock modification	190,040	—	190,040	—
Less: deemed dividend - Series A Stock modification	—	—	—	(1,396,721)
Add: deemed contribution - Series B Stock modification	—	—	—	1,354,515
Add: deemed contribution - Series C Stock modification	2,211,884	—	2,211,884	834,001
Add: deemed contribution - Series D Stock modification	—	—	—	749,085

Net income (loss) attributable to Two Hands Corporation common shareholders	$1,836,094	$(1,059,380)	$801,525	$(17,219,658)

Other comprehensive income (loss)
Foreign exchange income	26,766	36,227	(770)	37,928
Total other comprehensive income	26,766	36,227	(770)	37,928

Comprehensive income (loss)	$1,862,860	$(1,023,153)	$800,755	$(17,181,730)

Net income (loss) per common share - basic	$1.33	$(8.46)	$1.29	$(239.82)
Net loss per common share - diluted	$(0.01)	$(8.46)	$(0.04)	$(239.82)
Weighted average number of common shares outstanding - basic	1,375,748	125,175	620,585	71,803
Weighted average number of common shares outstanding - diluted	33,375,748	125,175	32,620,597	71,803
The accompanying footnotes are an integral part of these unaudited condensed financial statements.

TWO HANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the three and nine months ended September 30, 2023
(Unaudited)

	Common Stock		Common Stock to be	Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Issued	Capital	Income	Deficit	Deficit
Balance, June 30, 2023	618,947	$62	$—	$80,366,051	$11,605	$(84,957,085)	$(4,579,367)

Stock issued for conversion of non-redeemable convertible notes	1,961,500	196	—	343,884	—	—	344,080
Stock issued for the conversion of Series A convertible preferred stock	25,000,000	2,500	—	56,965	—	—	59,465
Deemed contribution - Series A Stock modification	—	—	—	190,040	—	—	190,040
Deemed contribution - Series C Stock modification	—	—	—	2,211,884	—	—	2,211,884
Foreign exchange loss	—	—	—	—	26,766	—	26,766
Net loss	—	—	—	—	—	(565,830)	(565,830)
Balance, September 30, 2023	27,580,447	$2,758	$—	$83,168,824	$38,371	$(85,522,915)	$(2,312,962)

	Common Stock		Common Stock to be	Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Issued	Capital	Income	Deficit	Deficit
Balance, December 31, 2022	137,403	$14	$336,000	$78,909,153	$39,141	$(83,922,516)	$(4,638,208)

Rounding on reverse stock split	(12)	—	—	—	—	—	—
Stock issued for conversion of non-redeemable convertible notes	2,420,700	242	—	783,258	—	—	783,500
Stock issued for settlement of debt - related party	7,324	1	—	274,792	—	—	274,793
Stock issued for the conversion of Series A convertible preferred stock	25,000,000	2,500	—	56,965	—	—	59,465
Stock issued for the conversion of Series B convertible preferred stock	11,000	1	—	109,781	—	—	109,782
Stock issued for the conversion of Series C convertible preferred stock	4,000	—	—	296,951	—	—	296,951
Stock issued to settle stock to be issued	32	—	(336,000)	336,000	—	—	—
Deemed contribution - Series A Stock modification	—	—	—	190,040	—	—	190,040
Deemed contribution - Series C Stock modification	—	—	—	2,211,884	—	—	2,211,884
Foreign exchange loss	—	—	—	—	(770)	—	(770)
Net loss	—	—	—	—	—	(1,600,399)	(1,600,399)
Balance, September 30, 2023	27,580,447	$2,758	$—	$83,168,824	$38,371	$(85,522,915)	$(2,312,962)

TWO HANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the three and nine months ended September 30, 2022
(Unaudited)

	Common Stock		Common Stock to be	Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Issued	Capital	Income	Deficit	Deficit
Balance, June 30, 2022	123,416	$12	$336,000	$76,247,418	$6,571	$(79,930,563)	$(3,340,562)

Stock issued for conversion of non-redeemable convertible notes	3,000	—	—	735,600	—	—	735,600
Stock issued for the conversion of Series B Stock	6,000	1	—	59,880	—	—	59,881
Cancellation of Series A Stock	—	—	—	1,746,538	—	—	1,746,538
Cancellation of common stock	(13)	—	—	—	—	—	—
Foreign exchange loss	—	—	—	—	36,227	—	36,227
Net loss	—	—	—	—	—	(1,059,380)	(1,059,380)
Balance, September 30, 2022	132,403	$13	$336,000	$78,789,436	$42,798	$(80,989,943)	$(1,821,696)

	Common Stock		Common Stock to be	Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Issued	Capital	Income	Deficit	Deficit
Balance, December 31, 2021	6,000	$1	$336,000	$58,152,416	$4,870	$(62,229,405)	$(3,736,118)

Rounding on reverse split	6	—	—	1	—	—	1
Stock issued for conversion of non-redeemable convertible notes	22,410	2	—	3,709,888	—	—	3,709,890
Stock issued for officer and director compensation	90,000	9	—	13,499,991	—	—	13,500,000
Stock issued for the conversion of Series B Stock	10,000	1	—	99,801	—	—	99,802
Stock issued for the conversion of Series D Stock	4,000	—	—	39,921	—	—	39,921
Cancellation of Series A Stock	—	—	—	1,746,538	—	—	1,746,538
Cancellation of common stock	(13)	—	—	—	—	—	—
Deemed dividend - Series A Stock modification	—	—	—	(1,396,721)	—	—	(1,396,721)
Deemed contribution - Series B Stock modification	—	—	—	1,354,515	—	—	1,354,515
Deemed contribution - Series C Stock modification	—	—	—	834,001	—	—	834,001
Deemed contribution - Series D Stock modification	—	—	—	749,085	—	—	749,085
Foreign exchange loss	—	—	—	—	37,928	—	37,928
Net loss	—	—	—	—	—	(18,760,538)	(18,760,538)
Balance, September 30, 2022	132,403	$13	$336,000	$78,789,436	$42,798	$(80,989,943)	$(1,821,696)

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

TWO HANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(1,600,399)	$(18,760,538)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	9,657	8,603
Bad debt	(25,844)	17,949
Stock-based compensation	—	13,504,200
Gain on disposition	(50,839)	—
Amortization of debt discount	117,515	96,055
Loss on settlement of non-redeemable convertible notes	666,305	3,606,750
Change in operating assets and liabilities
Accounts and taxes receivable	(48,953)	(38,267)
Prepaid expense	—	576,745
Inventory	14,979	68,239
Deferred revenue	(22,284)	23,388
Accounts payable and accrued liabilities	573,590	290,300
Operating lease right-of-use liability	(6,191)	(6,246)
Net cash used in operating activities	(372,464)	(612,822)

Cash flows from investing activities
Purchase of property and equipment	—	(9,784)
Net cash used in investing activities	—	(9,784)

Cash flow from financing activities
Advances from related party	77,490	133,156
Repayment of advances to related party	(27,379)	(92,325)
Proceeds from notes payable	105,299	—
Repayment of notes payable	(7,057)	—
Proceeds from promissory notes	234,417	77,960
Net cash provided by financing activities	382,770	118,791

Change in foreign exchange	(123)	(8,634)

Net change in cash	10,183	(512,449)

Cash, beginning of the period	17,137	533,295

Cash, end of the period	$27,320	$20,846

Cash paid during the year
Interest paid	$—	$—
Income taxes paid	$—	$—

Supplemental disclosure of non-cash investing and financing activities
Stock issued to settle due to related party	$188,871	$—
Stock issued to settle promissory note - related party	$85,922	$—
Stock issued to settle non-redeemable convertible notes	$783,500	$3,709,890
Stock issued for prepaid expense	$—	$2,288,000
Transfer of accounts payable and accrued liabilities to promissory notes	$—	$85,285
Deemed contribution - Series A Stock modification	$190,040	$1,354,515
Deemed dividend - Series A Stock modification	$—	$1,396,721
Deemed contribution - Series B Stock modification	$—	$1,354,515
Deemed contribution - Series C Stock modification	$2,211,884	$834,001
Deemed contribution - Series D Stock modification	$—	$749,085
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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2023 and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the nine months ended September 30, 2023, the Company incurred a net loss of $1,600,399 and used cash in operating activities of $372,464, and on September 30, 2023, had stockholders’ deficit of $2,312,962 and an accumulated deficit of $85,522,915. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date that the financial statements are issued. The Company will be dependent upon the raising of additional capital through placement of its common stock in order to implement its business plan. There can be no assurance that the Company will be successful in this situation. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might result from this uncertainty. We are currently funding our operations by way of cash advances from our Chief Executive Officer, note holders, shareholders and others; however, we do not have any oral or written agreements with them or others to loan or advance funds to us. There can be no assurances that we will be able to receive loans or advances from them or other persons in the future.

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

CONCENTRATIONS

The following table summarizes accounts receivable and revenue concentrations:

	Accounts receivable at September 30, 2023	Revenue for the nine months ended September 30, 2023
Customer #1	12%	—
Total concentration	12%	--%

The following table summarizes accounts payable and purchases concentrations:

	Accounts payable at September 30, 2023	Purchases for the nine months ended September 30, 2023
Supplier #1	13%	—
Supplier #2	13%	22%
Supplier #3	11%	—
Supplier #4	—	18%
Supplier #5	—	12%
Total concentration	37%	52%

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

The allowance for doubtful accounts at September 30, 2023 and December 31, 2022 is $101,652 and $156,693, respectively.

INVENTORY

Inventory consisting of groceries and dry goods are measured at the lower of cost and net realizable value. Cost is determined pursuant to the first-in first out (“FIFO”) method. The cost of inventory includes the purchase price, shipping and handling costs incurred to bring the inventories to their present location and condition. Inventory with a short shelf life that is not utilized within the planned period are immediately expensed in the statement of operations. Estimated gross profit rates are used to determine the cost of goods sold in the interim periods. Any significant adjustment that results from the reconciliation with annual physical inventory is disclosed. At September 30, 2023 and December 31, 2022, the inventory valuation allowance was $0.

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

During the nine months ended September 30, 2023 and 2022, the Company had revenue of $585,222 and $562,513 respectively. In 2023, the Company recognized revenue of $28,715 from the sale of groceries to consumers via the gocart.city online grocery delivery application and $556,507 from the sale of dry goods and produce to other businesses. In 2022 the Company recognized revenue of $130,990 from the sale of groceries to consumers via the gocart.city online grocery delivery application and $431,523 from the sale of dry goods and produce to other businesses.

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

NET LOSS PER SHARE

Basic net income (loss) per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period increased to include the number of additional common shares that would have been outstanding if potentially dilutive securities had been issued Dilutive net loss per share for common stock is calculated utilizing the if-converted method which assumes the conversion of all Series C Stock to common stock. On September 30, 2023 and December 31, 2022, we excluded the common stock issuable upon conversion of non-redeemable convertible notes, convertible notes, Series A Stock, Series B Stock and common stock to be issued of 5,039,499,100 shares and 5,248,242,000 shares, respectively, as their effect would have been anti-dilutive.

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

NOTE 3 – NON-REDEEMABLE CONVERTIBLE NOTES

On January 8, 2018, the Company entered into a Side Letter Agreement (“Note”) with a non-related investor, Stuart Turk, to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $244,065 issued by the Company during the period of July 2014 and December 2017. The issue price of the Note is $244,065 with a face value of $292,878 and the Note has an original maturity date of December 31, 2018 which is subject to automatic annual renewal. On June 29, 2021, the Company and Stuart Turk entered into an Agreement to change the original maturity date of the Note to December 31, 2025. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on December 31 each year, the outstanding face amount of the Note increases by 20% on January 1 the following year. During the nine months ended September 30, 2023 (prior to the reverse split on September 29, 2023), the Company elected to convert $108,970 of principal and interest into 1,089,700 shares of common stock of the Company at a conversion price of $0.10 per share. These conversions resulted in a loss on debt settlement of $367,430 due to the requirement to record the share issuance at fair value on the date the shares were issued. During nine months ended September 30, 2023 (after the reverse stock split on September 29, 2023), the Company elected to convert $125 of principal and interest into 1,250,000 shares of common stock of the Company at a conversion price of $0.0001 per share. These conversions resulted in a loss on debt settlement of $199,875 due to the requirement to record the share issuance at fair value on the date the shares were issued. The condensed consolidated statement of operations includes interest expense of $28,094 and $32,529 for the nine months ended September 30, 2023 and 2022, respectively, and $9,468 and $10,962 for the three months ended September 30, 2023 and 2022, respectively. On September 30, 2023 and December 31, 2022, the carrying amount of the Note is $106,807 (face value of $116,274 less $9,467 unamortized discount) and $187,808 (face value of $187,808 less $0 unamortized discount), respectively.

On May 10, 2018, the Company entered into a Side Letter Agreement (“Note”) with a non-related investor, Jordan Turk, to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $35,000 issued by the Company on May 9, 2018. The issue price of the Note is $35,000 with a face value of $42,000 and the Note has an original maturity date of December 31, 2018 which is subject to automatic annual renewal. On June 29, 2021, the Company and Jordan Turk entered into an Agreement to change the original maturity date of the Note to December 31, 2025. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on December 31 each year, the outstanding face amount of the Note increases by 20% on January 1 the following year. During the nine months ended September 30, 2023 (prior to the reverse split on September 29, 2023), the Company elected to convert $8,100 of principal and interest into 81,000 shares of common stock of the Company at a conversion price of $0.10 per share. These conversions resulted in a loss on debt settlement of $99,000 due to the requirement to record the share issuance at fair value on the date the shares were issued. The condensed consolidated statement of operations includes interest expense of $1,267 and $4,858 for the nine months ended September 30, 2023 and 2022, respectively, and $427 and $1,637 for the three months ended September 30, 2022 and 2021, respectively. On September 30, 2023 and December 31, 2022, the carrying amount of the Note is $1,638 (face value of $2,065 less $427 unamortized discount) and $8,471 (face value of $8,471 less $0 unamortized discount), respectively.

On September 13, 2018, the Company entered into a Side Letter Agreement (“Note”) with a non-related investor, Jordan Turk, to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $40,000 issued by the Company during the period of July 10 to September 13, 2018. The issue price of the Note is $40,000 with a face value of $48,000 and the Note has an original maturity date of December 31, 2018 which is subject to automatic annual renewal. On June 29, 2021, the Company and Jordan Turk entered into an Agreement to change the original maturity date of the Note to December 31, 2025. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on December 31 each year, the outstanding face amount of the Note increases by 20% on January 1 the following year. The condensed consolidated statement of operations includes interest expense of $14,889 and $12,408 for the nine months ended September 30, 2023 and 2022 respectively, and $5,018 and $4,181 for the three months ended September 30, 2023 and 2022 respectively. On September 30, 2023 and December 31, 2022, the carrying amount of the Note is $114,422 (face value of $119,440 less $5,018 unamortized discount) and $99,533 (face value of $99,533 less $0 unamortized discount), respectively.

On January 31, 2019, the Company entered into a Side Letter Agreement (“Note”) with Stuart Turk to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $106,968 issued by the Company during the period of January 3, 2018 to December 28, 2018. The issue price of the Note is $106,968 with a face value of $128,362 and the Note has an original maturity date of December 31, 2019 which is subject to automatic annual renewal. On June 29, 2021, the Company and Stuart Turk entered into an Agreement to change the original maturity date of the Note to December 31, 2025. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on December 31 each year, the outstanding face amount of the Note increases by 20% on January 1 the following year. The condensed consolidated statement of operations includes interest expense of $33,180 and $27,650 for the nine months ended September 30, 2023 and 2022, respectively, and $11,182 and $9,318 for the three months ended September 30, 2023 and 2022, respectively. On September 30, 2023 and December 31, 2022, the carrying amount of the Note is $254,989 (face value of $266,171 less $11,182 unamortized discount) and $221,809 (face value of $221,809 less $0 unamortized discount), respectively.

NOTE 4 – LEASES

The Company entered into an operating lease agreement on October 14, 2021 for an automobile, resulting in the recording of an initial liability and corresponding right-of-use asset of $35,906. The weighted-average remaining non-cancelable lease term for the Company’s operating lease was 2.00 years at September 30, 2023. The weighted-average discount rate was 3.96% at September 30, 2023.

The Company’s operating lease expires in 2025. The following shows future lease payments for the remaining periods under operating lease at September 30, 2023:

Periods ending December 31,	Operating Lease Commitments
2023	$2,549
2024	10,197
2025	7,648
Total operating lease commitments	20,394
Less: imputed interest	(3,124)
Total right-of-use liability	$17,270

The Company’s discounted current right-of-use lease liability and discounted non-current right-of-use lease liability at September 30, 2023 is $8,465 and $8,805, respectively.

NOTE 5 – LINE OF CREDIT

On April 14, 2022, the Company entered into a binding Grid Promissory Note and Credit Facility Agreement (the “Line of Credit”) with The Cellular Connection Ltd. (the “Lender”) Pursuant to the Line of Credit, the Company can borrow from the Lender up to CAD $750,000 in principal in increments of at least CAD $50,000 upon five business days’ notice. The line of credit is due on May 1, 2024 and the outstanding principal bears interest at 8% per annum, payable monthly. Any indebtedness under the Line of Credit are secured against accounts receivable and inventory of the Company, and is convertible into shares of common stock of the Company at the Company’s option any time after twelve months from the first advance at a conversion price of $0.10 per share, subject to a restriction on the Lender holding more than 4.99% of the Company’s Common Shares. As of September 30, 2023 and December 31, 2022, the Line of Credit of $550,907 (principal $521,745 (CAD $709,085) and interest of $29,162) and $293,298 (principal $289,970 (CAD $393,500) and interest of $3,328), respectively, was outstanding. The consolidated statement of operations includes interest expense of $13,382 and $0 for the three months ended September 30, 2023 and 2022, respectively, and $29,162 and $426 for the nine months ended September 30, 2023 and 2022, respectively.

NOTE 6 – NOTES PAYABLE

As of September 30, 2023 and December 31, 2022, notes payable due to Piero Manzini, and The Cellular Connection Limited, a corporation controlled by Stuart Turk, totaling $110,748 and $13,443, respectively, were outstanding. The balances are non-interest bearing, unsecured and have no specified terms of repayment.

NOTE 7 – PROMISSORY NOTES

Promissory Notes

As of September 30, 2023 and December 31, 2022, promissory notes of $243,195 (principal $186,672 and interest of $56,523) and $229,194 (principal $186,672 and interest of $42,522), respectively, were outstanding. The promissory notes bears interest of 10% per annum, are unsecured and mature on December 31, 2025.

Promissory Notes – Related Party

As of September 30, 2023 and December 31, 2022, promissory note – related party of $0 and $84,377 (principal $78,490 and interest of $5,887), respectively, were outstanding. The promissory notes – related party bear interest of 10% per annum, are unsecured, mature on December 31, 2025 and are due to 2130555 Ontario Limited, a Company controlled by Nadav Elituv, the Company's Chief Executive Officer. On February 2, 2023, the Company issued common stock to settle promissory note – related party and interest with a carrying value of $85,922 (Note 10).

NOTE 8 – RELATED PARTY TRANSACTIONS

As of September 30, 2023 and December 31, 2022, advances and accrued salary of $649,742 and $185,473, respectively, were due to Nadav Elituv, the Company's Chief Executive Officer. The balance is non-interest bearing, unsecured and have no specified terms of repayment.

During the nine months ended September 30, 2023, the Company issued advances due to related party for $77,490 for expenses paid on behalf of the Company and advances due to related party were repaid by the Company with $27,379 in cash. In addition, the Company accrued salary of $600,103 due to Nadav Elituv for the nine months ended September 30, 2023. On February 2, 2023, the Company issued common stock to settle due to related party with a carrying value of $188,871 (Note 10).

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

During the nine months ended September 30, 2023 and 2022, the Company paid Linus Creative Services, a business controlled by Bradley Southam, a director of the Company, $2,649 and $25,259, respectively, for advertising services.

Employment Agreements

On July 1, 2021, the Company executed an employment agreement for the period from July 1, 2021 to June 30, 2022 with Nadav Elituv, the Chief Executive Officer of the Company whereby the Company shall pay 30,000 shares of Series A Convertible Preferred Stock of the Company, 60,000 shares of Common Stock of the Company and an annual salary of $216,000 payable monthly on the first day of each month from available funds, commencing on July 1, 2021. On October 1, 2021, the Company and Nadav Elituv amended the employment agreement to (i) cancel annual salary of $216,000 payable monthly and (ii) enter in to a consulting agreement to pay 2130555 Ontario Limited, a Company controlled by Nadav Elituv, a monthly consulting fee of $17,400 (CAD $22,000 per month) for services for the period from October 1, 2021 to June 30, 2022.

On March 26, 2022, the Company and Nadav Elituv further amended the employment agreement to (i) change the termination date from June 30, 2022 to December 31, 2022; (ii) pay an additional 10,500 shares of Series A Convertible Preferred Stock of the Company and (iii) pay an additional 50,000 shares of Common Stock of the Company.

On July 1, 2022, the term of the consulting contract with 2130555 Ontario Limited was extended to June 30, 2023.

On January 15, 2023, the Company executed an employment agreement for the period from January 1, 2023 to December 31, 2023 with Nadav Elituv, the Chief Executive Officer of the Company whereby the Company shall pay an annual salary of $600,000 from available funds.

On July 1, 2023, entered in to a consulting agreement to pay 2130555 Ontario Limited, a Company controlled by Nadav Elituv, a monthly consulting fee of $18,100 (CAD $24,000 per month) for services for the period from July 1, 2023 to December 31, 2023.

Stock-based compensation – salaries expense related to these employment agreements for the nine months ended September 30, 2023 and 2022 is $0 and $13,504,200, respectively. Stock-based compensation – salaries expense was recognized ratably over the requisite service period. (See Note 10).

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

On October 7, 2020, the Company filed a Certificate of Designation with the Delaware Secretary of State thereby designating thirty thousand (30,000) shares as Series C Convertible Preferred Stock, par value $0.001 per share (“Series C Stock”). Each share of Series C Stock (i) has a liquidation value of $100, subject to various anti-dilution protections (ii) is convertible into shares of common stock of the Company six months after the date of issuance at a price of $0.25 per share effective June 30, 2022, subject to various anti-dilution protections (iii) on conversion will receive an aggregate number of shares of common stock as is determined by dividing the liquidation value by the conversion price. Series C Stock are non-voting. On June 24, 2021, the board of directors approved the increase in the number of designated shares of Series C Convertible Preferred Stock from 5,000 to 30,000 and reduction of the conversion price from $0.0035 per share to $0.002 per share. On April 27, 2022, a 1 for 1,000 reverse stock split of the Company’s common stock took effect which increased the conversion rate from $0.002 per share to $2.00 per share. On June 30, 2022, the Company made an amendment to the Certificate of Designation of its Series C Stock which lowered the fixed conversion price from $2.00 per share to $0.25 per share.

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

On September 29, 2023, a 1 for 1,000 reverse stock split of the Company’s common stock took effect which increased the conversion rate of (i) Series A Stock from 1 (one) share of Series A Stock for 1 (one) share of common stock (pre-reverse stock-split) to 1 (one) share of Series A Stock for 1,000 (one thousand) shares of common stock (post-reverse stock-split) and (ii) Series C Stock from 1 (one) share of Series C Stock for 1 (one) share of common stock (pre-reverse stock-split) to 1 (one) share of Series C Stock for 400 (one hundred) shares of common stock (post-reverse stock-split). The Company accounted for the increase in the conversion rates as an extinguishment and recorded a deemed dividend (contribution) in accordance with ASC 260-10-599-2. As such, on September 29, 2023, the shares of Series A Stock and Series C Stock were recorded at fair value $56,965 and $72,916, respectively, and resulting in a deemed dividend (contribution) of ($190,040) and ($2,211,884), respectively.

Series A Stock, Series B Stock, Series C Stock, Series D Stock and Series E Stock has been classified as temporary equity (outside of permanent equity) on the consolidated balance sheet on September 30, 2023 and December 31, 2022, since share settlement is not within the control of the Company.

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

On August 22, 2023, pursuant to stockholder consent, our Board of Directors authorized an amendment (the "Amendment") to our Certificate of Incorporation, as amended, to effect a reverse stock split of the issued and outstanding shares of our common stock, par value $0.0001, on a 1 for 1,000 basis. We filed the Amendment with the Delaware Secretary of State on August 22, 2023. On September 21, 2023 the Financial Industry Regulatory Authority, Inc. notified us that the reverse stock split would take effect on September 29, 2023. All common stock share and per-share amounts for all periods presented in these consolidated financial statements have been adjusted retroactively to reflect the reverse stock split.

For the nine months ended September 30, 2023, the Company elected to convert $117,195 of principal and interest of non-redeemable convertible notes into 2,420,700 shares of common stock of the Company with a fair value of $783,500 resulting in a loss of extinguishment of debt of $666,305.

On February 2, 2023, the Company agreed to issue 978 shares of common stock with a fair value of $3,912 to settle advances with a carrying value of $36,690 (CAD $48,894) due to Nadav Elituv, the Chief Executive Officer of the Company resulting an increase in additional paid-in capital of $32,778.

On February 2, 2023, the Company agreed to issue 6,346 shares of common stock with a fair value of $25,384 to settle consulting fees with a carrying value of $238,103 (CAD $317,302) due to 2130555 Ontario Limited resulting an increase in additional paid-in capital of $212,720. 2130555 Ontario Limited is controlled by Nadav Elituv, the Chief Executive Officer of the Company.

On March 3, 2023, the Holder of Series B Stock elected to convert 7,000 shares of Series B Stock into 7,000 shares of common stock resulting in a $69,162 reduction in the carrying value of Series B Stock.

On May 12, 2023, the Company issued 32 shares of common stock to satisfy an obligation for common stock to be issued with a carrying value of $336,000.

On May 16, 2023, the Holder of Series B Stock elected to convert 4,000 shares of Series B Stock into 4,000 shares of common stock resulting in a $39,921 reduction in the carrying value of Series B Stock.

On June 30, 2023, 10,000 shares of Series C Stock automatically converted into 4,000 shares of common stock in accordance with the Certificate of Designation resulting in a $296,951 reduction in the carrying value of Series C Stock.

On September 29, 2023, the holder of Series A Stock elected to convert 25,000 shares of Series A Stock into 25,000,000 shares of common stock.

Common stock to be issued

On September 30, 2023 and December 31, 2022, the Company had an obligation to issue 0 shares of common stock valued at $0 and 32 shares of common stock valued at $336,000, respectively, for stock-based compensation – consulting services. These shares relate to an agreement dated August 1, 2020 for services to be provided from August 1, 2020 to July 31, 2022 whereby the Company shall pay 50 shares of Common Stock of the Company with a fair value of $525,000 for consulting. The shares are expensed the earlier of (i) the date of issue of shares or (ii) on a straight line over the life of the contract. On May 12, 2023, the Company issued 32 shares of common stock to satisfy the obligation.

NOTE 11 - SUBSEQUENT EVENTS

From October 1, 2023 to November 13, 2023, the Company elected to convert $1,450 of principal and interest of non-redeemable convertible notes into 14,500,000 shares of common stock of the Company with a fair value of $6,110,980 resulting in a loss of extinguishment of debt of $6,109,530.

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

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

Sales, Cost of goods sold, Gross profit:

	Three months ended September 30,		Change
	2023 $	2022 $	$	%
Sales	212,453	172,783	39,670	23
Cost of goods sold	157,191	159,124	(1,933)	(1)
Gross profit	55,262	13,659	41,603	305
Gross profit %	26.0%	7.9%

Breakdown of sales by branch:

	Three months ended September 30,		Change
	2023 $	2022$	$	%
gocart.city – online delivery	15,548	9,686	5,862	61
Grocery Originals and Cuore Food Service – retail and wholesale distribution	196,905	163,097	33,808	21
Total sales	212,453	172,783	39,670	23
22

The gocart.city grocery delivery application was released in early June 2020 and gocart.city wholesale commenced sale of dry goods and produce to other businesses in July 2020. Our revenue from gocart.city – online delivery was due to the recognition of revenue from expired grocery vouchers. gocart.city – online delivery ceased operations on May 1, 2023.

The gross profit percentage increased from 2022 to 2023. This was due to revenue from expired grocery vouchers and improved management of our purchases and inventory.

Operating expenses:

	Three months ended September 30,		Change
	2023 $	2022 $	$	%
Salaries and benefits	170,724	57,921	112,803	195
Occupancy expense	9,673	18,612	(8,939)	(48)
Advertising and travel	3,459	12,103	(8,644)	(71)
Auto expenses	6,721	9,415	(2,694)	(29)
Consulting	73,786	107,932	(34,146)	(32)
Depreciation and Amortization	1,049	713	336	47
Bad debt	3,092	8,621	(5,529)	(64)
Office and general expenses	16,906	23,671	(6,765)	(29)
Professional fees	21,311	55,075	(33,764)	(61)
Freight and delivery	502	10,389	(9,887)	(95)
Total operating expenses	307,223	304,452	2,771	1

Our total operating expenses for the three months ended September 30, 2023 was $307,223, compared to $304,452 for the three months ended September 30, 2022, respectively. The increase in total operating expense is primarily due to an increase in salaries and benefits.

Salaries and benefits for the three months ended September 30, 2023, comprise primarily of accrued but unpaid salary due to Nadav Elituv, our Chief Executive Officer, of $150,000.

Advertising and travel includes expenses for online advertising, website, meals and entertainment.

For the three months ended September 30, 2023, consulting comprises primarily stock-based compensation expense (i) $53,653 for consulting fees and (ii) $20,133 paid to contractors to manage our grocery business.

For the three months ended September 30, 2022, consulting comprises primarily stock-based compensation expense (i) $22,295 for consulting fees and (ii) $0 paid to contractors to manage our grocery business.

Professional fees comprise of audit, legal, filing fees and contract accountant. The decrease in professional fees is primarily due to legal fees related to the prospectus dated April 21, 2022 filed with Ontario Securities Commission and British Columbia Securities Commission and our listing application with the Canadian Securities Exchange.

Other income (expense):

	Three months ended September 30,		Change
	2023 $	2022 $	$	%
Amortization of debt discount and interest expense	(41,064)	(33,287)	(7,777)	23
Loss on settlement of debt	(272,805)	(735,300)	462,495	(63)
Gain on disposition	—	—	—	—
Total operating expenses	(313,869)	(768,587)	454,718	(59)

Amortization of debt discount and interest expense for the three months ended September 30, 2023 was $41,064, compared to $33,287 for the three months ended September 30, 2022. Amortization of debt discount and interest expense relates to the issuance of non-redeemable convertible notes and promissory notes.

During the three months ended September 30, 2023 and 2022, the Company elected to convert $71,275 and $300 of principal and interest of a non-redeemable convertible note into 1,961,500 and 3,000 shares of common stock of the Company resulting in a loss on settlement of debt of $272,805 and $735,300, respectively.

Net loss for the period:

	Three months ended September 30,		Change
	2023 $	2022 $	$	%
Net loss for the period	(565,830)	(1,059,380)	493,550	(47)

Our net loss for the three months ended September 30, 2023 was $565,830, compared to $1,059,380 for the three months ended September 30, 2022, respectively. Our losses during the three months ended September 30, 2023 and 2022 are primarily due to costs associated with professional fees, compensation due to our CEO, interest expense and loss on settlement of debt.

COMPARISON OF RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

Sales, Cost of goods sold, Gross profit:

	Nine months ended September 30,		Change
	2023 $	2022 $	$	%
Sales	585,222	562,513	22,709	4
Cost of goods sold	502,295	534,618	(32,323)	(6)
Gross profit	82,927	27,895	55,032	197
Gross profit %	14.2%	5.0%

Breakdown of sales by branch:

	Nine months ended September 30,		Change
	2023 $	2022 $	$	%
gocart.city – online delivery	28,715	130,990	(102,275)	(78)
Grocery Originals and Cuore Food Service – retail and wholesale distribution	556,507	431,523	124,984	29
Total sales	585,222	562,513	22,709	4

The gocart.city grocery delivery application was released in early June 2020 and gocart.city wholesale commenced sale of dry goods and produce to other businesses in July 2020. Our revenue from gocart.city – online delivery was primarily due to the recognition of revenue from expired grocery vouchers. gocart.city – online delivery ceased operations on May 1, 2023.

The gross profit percentage of sales increased from 2022 to 2023. This was due to revenue from expired grocery vouchers and improved management of our purchases and inventory.

Operating expenses:

	Nine months ended September 30,		Change
	2023 $	2022$	$	%
Salaries and benefits	539,146	13,692,392	(13,153,246)	(96)
Occupancy expense	40,473	72,567	(32,094)	(44)
Advertising and travel	21,984	78,390	(56,406)	(72)
Auto expenses	20,345	33,171	(12,826)	(39)
Consulting	200,885	814,220	(613,335)	(75)
Depreciation and Amortization	7,573	4,418	3,155	71
Bad debt	(25,844)	17,949	(43,793)	(244)
Office and general expenses	44,996	119,882	(74,886)	(62)
Professional fees	93,478	195,596	(102,118)	(52)
Freight and delivery	7,309	57,043	(49,734)	(87)
Total operating expenses	950,345	15,085,628	(14,135,283)	(94)

Our total operating expenses for the nine months ended September 30, 2023 was $950,345, compared to $15,085,628 for the nine months ended September 30, 2022, respectively. The decrease in total operating expense is primarily due to an decrease in expenditure for prepaid advertising credits with SRAX Inc.

Salaries and benefits for the nine months ended September 30, 2023, comprise primarily of accrued but unpaid salary due to Nadav Elituv, our Chief Executive Officer, of $450,000.

Salaries and benefits for the nine months ended September 30, 2022, comprise primarily of stock issued to Nadav Elituv, our Chief Executive Officer with a fair value of $13,504,200.

Advertising and travel includes expenses for online advertising, website, meals and entertainment.

For the nine months ended September 30, 2023, consulting comprises primarily stock-based compensation expense (i) $0 for the expenditure of advertising credits with SRAX, Inc. (ii) $151,531 for consulting fees and (iii) $49,354 paid to contractors to manage our grocery business.

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

Other income (expense):

	Nine months ended September 30,		Change
	2023 $	2022 $	$	%
Amortization of debt discount and interest expense	(117,515)	(96,055)	(21,460)	22
Loss on settlement of debt	(666,305)	(3,606,750)	2,940,445	(82)
Gain on disposition	50,839	—	50,839	—
Total operating expenses	(732,981)	(3,702,805)	2,969,824	(80)

Amortization of debt discount and interest expense for the nine months ended September 30, 2023 was $117,515, compared to $96,055 for the nine months ended September 30, 2022. Amortization of debt discount and interest expense relates to the issuance of non-redeemable convertible notes and promissory notes.

During the nine months ended September 30, 2023 and 2022, the Company elected to convert $117,195 and $103,140 of principal and interest of a non-redeemable convertible note into 2,420,700 and 22,410 shares of common stock of the Company resulting in a loss on settlement of debt of $666,305 and $3,606,750, respectively.

During the nine months ended September 30, 2023 the Company received net proceeds from the sale of gocart.city assets of $64,076 (CAD $86,742). The net proceeds comprise of the settlement $127,249 (CAD $172,261) of accounts payable and $63,173 (CAD $85,519) of account receivable with the Purchaser resulting in a gain of $50,839 (CAD $68,442).

Net loss for the period:

	Nine months ended September 30,		Change
	2023 $	2022 $	$	%
Net loss for the period	(1,600,399)	(18,760,538)	17,160,139	(91)

Our net loss for the nine months ended September 30, 2023 was $1,600,399, compared to $18,760,538 for the nine months ended September 30, 2022, respectively. Our losses during the nine months ended September 30, 2023 and 2022 are primarily due to costs associated with professional fees, compensation due to our CEO, interest expense and loss on settlement of debt.

QUARTERLY RESULTS OF OPERATIONS

The following is a summary of selected quarterly information that has been derived from the financial statements of the Company. This summary should be read in conjunction with the consolidated financial statements of the Company.

Quarter Ended	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021
Sales	$212,453	$197,324	$175,446	$168,790	$172,782	$190,691	$199,039	$324,748
Gross profit	$55,262	$12,216	$15,449	$21,299	$13,659	$(6,278)	$20,514	$19,117
Operating expenses	($307,223)	($277,327)	($365,706)	($2,759,699)	($304,452)	($14,021,263)	($759,913)	($1,270,225)
Other income (expense)	($313,869)	($263,974)	($155,227)	($194,173)	($768,587)	($2,320,020)	($614,198)	($2,155,703)
Net loss for the period	($565,830)	($529,085)	($505,484)	($2,932,573)	($1,059,380)	($16,347,561)	($1,353,597)	($3,406,811)
Basic net income (loss) per share	$1.33	($0.00)	($0.00)	($20.00)	($10.00)	($180.00)	($200.00)	($630.00)
Diluted net loss per share	($0.01)	($0.00)	($0.00)	($20.00)	($10.00)	($180.00)	($200.00)	($630.00)

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2023

Cash flows used in operating activities

	Nine months ended September 30,		Change
	2023 $	2022 $	$	%
Net cash used in operating activities	(372,464)	(612,822)	240,358	(39)

Our net cash used in operating activities for the nine months ended September 30, 2023 and 2022 is $372,464 and $612,822, respectively. Our net loss for the nine months ended September 30, 2023 of $1,600,399 was the main contributing factor for our negative cash flow. We were able to mostly offset the cash used in operating activities by using our stock to pay for expenses such as, amortization of debt discount of $117,515 and loss on debt settlement of $666,305.

Cash flows used in investing activities

	Nine months ended September 30,		Change
	2023 $	2022 $	$	%
Net cash used in investing activities	—	(9,784)	9,784	100

Cash flows from financing activities

	Nine months ended September 30,		Change
	2023 $	2022 $	$	%
Net cash from financing activities	382,770	118,791	263,979	222

Our net cash provided by financing activities for the nine months ended September 30, 2023 and 2022 is $382,770 and $118,791, respectively.

During the nine months ended September 30, 2023, the Company received $234,417 (CAD $315,585) in cash from its line of credit with The Cellular Connection Ltd. dated April 14, 2022, net cash advances from related party of $50,111 and net proceeds from notes payable of $98,242. The cash advances are non-interest bearing, unsecured and have no specific terms of repayment.

As of September 30, 2023, we had cash of $27,320, working capital (deficiency) of $(1,534,473) and total liabilities of $2,450,211.

Our working capital as of September 30, 2023 and December 31, 2022 is as follows:

	September 30, 2023	December 31, 2022
Current assets	$185,882	$193,097
Current liabilities	1,720,355	784,473
Working capital (Deficiency)	$(1,534,473)	$(591,376)

The Company is continuing to focus improving cash flows from operations by reducing incentives to customers, by making purchases from different suppliers, accelerating the collection of accounts receivable, reducing expenses, managing accounts payable balances and by paying our officers, directors, consultants and staff with our stock.

The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the nine months ended September 30, 2023, the Company incurred a net loss of $1,600,399 and used cash in operating activities of $372,464, and on September 30, 2023, had stockholders’ deficit of $2,312,962 and an accumulated deficit of $85,522,915. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The Company’s independent registered public accounting firm, in their report on the Company’s financial statements for the nine months ended September 30, 2023, expressed substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty should we be unable to continue as a going concern.

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

On April 14, 2022, the Company entered into a binding Line of Credit with The Cellular Connection Ltd. Pursuant to the Line of Credit, the Company can borrow from the Lender up to CAD $40,915 (CAD $750,000 available on the Line of Credit less CAD $709,085 of funds drawn and outstanding at September 30, 2023) in principal. If required, we expect to be able to secure additional capital through advances from our Chief Executive Officer, note holders, shareholders and others in order to pay expenses such as organizational costs, filing fees, accounting fees and legal fees, however, we do not have any written or oral agreements with any other third parties which require them to fund our operations. Although there can be no assurances that we will be able to obtain such funds in the future, the Company has been able to secure financing to continue operations since its inception on April 3, 2009. We are currently quoted on OTC Pink.. If we need additional capital in the next twelve months and if we cannot raise such capital on acceptable terms, we may have to curtail our operations or terminate our business entirely.

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

Commitments for future capital expenditures at September 30, 2023 is as follows:

	Payments Due by Period
Contractual obligations	Total $	Less than 1 year $	1 - 3 years $	4 – 5 years $	After 5 years $
Accounts payable and accrued liabilities	400,493	400,493	—	—	—
Debt	1,554,592	1,311,397	243,195	—	—
Deferred revenue	—	—	—	—	—
Non-redeemable convertible notes	477,856	—	477,856	—	—
Financial lease Obligations	—	—	—	—	—
Operating leases(1)	17,270	8,465	8,805	—	—
Purchase obligations	—	—	—	—	—
Total contractual obligations	2,450,211	1,720,355	729,856	—	—

Notes:

(1)	Leases for retail space, equipment and warehousing is currently month to month. Deliveries are currently outsourced.

OPERATING CAPITAL AND CAPITAL EXPENDITURE REQUIREMENTS

We are currently funding our operations by way of cash advances from our Chief Executive Officer, note holders, shareholders and others. We hope to be able to compensate our independent contractors with stock-based compensation, which will not require us to use our cash, although there can be no assurances that we will be successful in these efforts. On April 14, 2022, the Company entered into a binding Line of Credit with The Cellular Connection Ltd. Pursuant to the Line of Credit, the Company can borrow from the Lender up to up to CAD $40,915 (CAD $750,000 available on the Line of Credit less CAD $709,085 of funds drawn and outstanding at September 30, 2023) in principal. We believe our current cash balance and the Line of Credit is sufficient to fund our operations during the next 12 months The loans from our Chief Executive Officer, note holders, shareholders and others are unsecured and non-interest bearing and have no set terms of repayment. Our common stock started trading over the counter and has been quoted on the Over-The Counter Bulletin Board since February 17, 2011. The stock currently trades under the symbol “TWOH.OB.”

RELATED PARTY TRANSACTIONS

Nine months ended September 30, 2023 and 2022

Due to Related Party

As of September 30, 2023 and December 31, 2022, advances and accrued salary of $649,742 and $185,473, respectively, were due to Nadav Elituv, the Company's Chief Executive Officer. The balance is non-interest bearing, unsecured and have no specified terms of repayment.

During the nine months ended September 30, 2023 and 2022, the Company issued advances due to related party for $77,490 of expenses paid on behalf of the Company and advances due to related party were repaid by the Company with $27,379 in cash. In addition, the Company accrued salary of $399,739 due to Nadav Elituv for the nine months ended September 30, 2023. On February 2, 2022, the Company issued common stock to settle due to related party with a carrying value of $188,871 (Note 10).

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

During the nine months ended September 30, 2023 and 2022, the Company paid Linus Creative Services, a business controlled by Bradley Southam, a director of the Company, $2,649 and $25,259, respectively, for advertising services.

Promissory Notes – Related Party

As of September 30, 2023 and December 31, 2022, promissory note – related party of $0 and $84,377 (principal $78,490 and interest of $5,887), respectively, were outstanding. The promissory notes – related party bear interest of 10% per annum, are unsecured, mature on December 31, 2025 and are due to 2130555 Ontario Limited, a Company controlled by Nadav Elituv, the Company's Chief Executive Officer. On February 2, 2023, the Company issued common stock to settle promissory note – related party and interest with a carrying value of $85,922 (Note 10).

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

CHANGES IN ACCOUNTING POLICIES INCLUDING INITIAL ADOPTION

Refer to Note 2 in the consolidated financial statements for the nine months ended September 30, 2023 and Note 2 in the consolidated financial statement for the year ended December 31, 2022 for information on accounting policies.

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

Refer to Note 2 in the consolidated financial statements for the nine months ended September 30, 2023 and Note 2 in the consolidated financial statements for the year ended December 31, 2022 for information on market risk.

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

OUTSTANDING SHARE DATA

As of November 13, 2023, the following securities were outstanding:

Common stock: 42,090,329 shares

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

For the three months ended September 30, 2023, the Company elected to convert $71,275 of principal and interest of non-redeemable convertible notes into 1,961,500 shares of common stock of the Company with a fair value of $344,080 resulting in a loss of extinguishment of debt of $272,805.

On September 29, 2023, the Holder of Series A Stock elected to convert 25,000 shares of Series A Stock into 25,000,000 shares of common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

During the quarter ended September 30, 2023, we did not have any defaults upon senior securities.

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

TWO HANDS CORPORATION

November 14, 2023	By: /s/ Nadav Elituv Nadav Elituv, President, Chief Executive Officer and Director (Principal Executive Officer)

By: /s/ Steven Gryfe Steven Gryfe, Chief Financial Officer (Principal Financial and Accounting Officer)

