Form 10-K
period 2023-12-31
Two Hands Corp
filed 2024-04-01
CIK 1494413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒       ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-167667

TWO HANDS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	42-1770123
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

373 Joicey Blvd., North York Ontario, Canada	M5M 2W2
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” , “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Securities registered under Section 12(g) of the Act:

Common Stock, $.0001 Par Value

(Title of class)

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $316,666.

As of March 28, 2024, the registrant had 108,740,329 outstanding shares of Common Stock.

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

PART I

ITEM 1. BUSINESS

Our Business

Overview

The Company is focused exclusively on the grocery market through its on-demand branch of its grocery businesses: Cuore Food Services. The branch uses industry standard warehouse storage space and inventory. The Company’s inventory is updated continuously and generally consists of produce, meats, pantry items, bakery & pastry goods, gluten-free goods, and organic items, acquired from various different suppliers in Canada and internationally, with whom the Company and its principals have cultivated long-term relationships.

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

The Company sold the Grocery Originals branch on May 1, 2023.

Research and Development

We did not incur any research and development costs during the fiscal year ended December 31, 2023 and 2022.

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

Competition

The Company competes with other wholesalers within the food service market segment, facing challenges from entities with significant resources for expansion. These competitors leverage their financial strength, technological advancements, marketing strategies, skilled personnel, and established brand recognition.

Remove: The Company plans on utilizing and leveraging its agreement with SRAX, Inc. and Adfuel Media Inc. to market its grocery delivery application and services and expand its footprint in the Ontario region and beyond as its customer base grows.

Manufacturing and Product Sourcing

Most supplies used are readily available from any number of our local and international suppliers, at competitive prices. Delivery of the product will vary depending on the area serviced and the number of orders per day.

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

ITEM 1A. RISK FACTORS.

In carrying on with its business, the Company is exposed to a variety of risks, including the risks described elsewhere in this Prospectus. The Company can neither predict nor identify all such risks nor can it accurately predict the impact, if any, of such risks on its business, operations or the extent to which one or more risks or events may materially change future results of financial position from those reported or projected in any forward looking statements. Accordingly, the Company cautions the reader not to rely on reported financial information and forward-looking statements to predict actual future results. This Prospectus and the accompanying financial information should be read in conjunction with this statement concerning risks and uncertainties. Some of the risks, uncertainties and events that may affect the Company, its business, operations, and results, are given in this section. However, the list of risk factors below is not exhaustive and the factors and uncertainties that may impact on the Company are not limited to those stated below. Those listed and other risks not specifically referred to may in the future materially affect the Company’s financial performance, and accordingly an investment in the Company at this time involves a high degree of risk, should be considered highly speculative in nature, and should be considered only by those who are able to bear the economic risk of their investment for an indefinite period.

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

The following are certain risk factors relating to the business carried on by the Company which prospective investors should carefully consider before deciding whether to purchase Company Shares. The Company’s business is subject to risk factors that are both specific and general in nature and which individually, or in combination, may affect the future operating performance of the Company’s business and the value of an investment in the Company. The Company will face a number of challenges in the development of its business. Readers should carefully consider all such risks, including those set out in the discussion below. The following is a description of the principal risk factors affecting the Company that will, in turn, affect the Company.

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

As of December 31, 2023, the Company had cash of $24,351 and total liabilities of $2,915,781. During the year ended December 31, 2023, the Company incurred a net loss of $8,163,662 and used cash in operating activities of $451,932, and on December 31, 2023, had a shareholders’ deficit of $2,797,344. The Company is currently funding its initial operations by way of loans from its Chief Executive Officer and others and through the issuance of Common Shares in exchange for services. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The Company’s independent registered public accounting firm, in their report on the Company’s financial statements for the year ending December 31, 2023, expressed substantial doubt about the Company’s ability to continue as a going concern.

If the Company is unable to raise enough capital or obtain additional financing, it may not be able to fulfill its business plan.

On December 31, 2023, the Company only had $24,351 cash on hand. To date, the Company has funded its operations by way of cash advances from its Chief Executive Officer, noteholders, shareholders and others on a “as-needed” basis. As such, the Company’s operating capital is currently limited to the personal resources of its Chief Executive Officer, noteholders, shareholders and others. If the Company is unsuccessful at achieving a sufficient amount of net proceeds, it will continue to rely on loans from its Chief Executive Officer, noteholders, shareholders and others although they are under no obligation to loan any money to the Company. the Company may also raise capital in the future by relying on loans from third party lending sources. However, the Company believes it will be difficult to secure capital in the future because it has no assets to secure debt and there is currently no active trading market for its securities. The Company’s inability to obtain financing or generate sufficient cash from operations could require it to reduce or eliminate expenditures for developing products and services, or otherwise curtail or discontinue its operations, which could have a material adverse effect on the Company’s business, financial condition and results of operations. Furthermore, to the extent that the Company raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing shareholders. If the Company raises additional funds through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of its Common Shares and the terms of such debt could impose restrictions on its operations.

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

Product Safety and Security

The Company is subject to potential liabilities connected with its business operations, including potential liabilities and expenses associated with product defects, food safety and product handling, and related services. Such liabilities may arise in relation to the storage, distribution, display and dispensing of products. A large majority of the Company’s sales are generated from food products, and it could be vulnerable in the event of a significant outbreak of food-borne illness or increased public health concerns in connection with certain food products. Such an event could materially affect the Company’s financial performance.

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

Ethical Business Conduct

Any failure of the Company to adhere to its policies, law or ethical business practices could significantly affect its reputation and brands and could therefore negatively impact the Company’s financial performance. The Company’s framework for managing ethical business conduct includes the adoption of a code of business conduct and ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and are required to acknowledge and agree to on a regular basis. There can be no assurance that these measures will be effective to prevent violations of law or unethical business practices.

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

Substantial sales of the Company’s stock may impact on the market price of its Common Shares.

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

SRAX may sell a large number of shares, resulting in a substantial diminution to the value of shares held by existing shareholders.

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

Substantial Number of Authorized but Unissued Shares

The Company has twelve billion (12,000,000,000) Common Shares that may be issued by the Board without further action or approval of the Company's shareholders. 108,740,329 of those Common Shares are currently issued and outstanding. While the Board is required to fulfill its fiduciary obligations in connection with the issuance of such shares, the shares may be issued in transactions with which not all shareholders agree, and the issuance of such shares will cause dilution to the ownership interests of the Company's shareholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES.

Our executive offices are located at 373 Joicey Blvd., Nork York, Ontario, Canada M5M 2W2. We rent month to month. The current rent for our warehouse is CAD $1,700 per month.

We believe that these facilities are adequate for our current and near-term future needs.

ITEM 3. LEGAL PROCEEDINGS

We may from time to time be involved in various claims and legal proceedings of a nature we believe are normal and incidental to temporary employee staffing business. These matters may include product liability, intellectual property, employment, personal injury cause by our employees, and other general claims. We will accrue contingent liabilities when it is probable that a liability has been incurred and the amount can be reasonably estimated. We are not presently a party to any legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AN ISSUER PURCHASES OF EQUITY SECURITIES.

Market

Our common stock currently trades on the OTC Pinks under the symbol “TWOH” and the closing bid price of our common stock on March 28, 2024 was $0.0011. Our common stock currently trades on a sporadic and limited basis.

Record Holders

The number of record holders of our common stock as of March 28, 2024 was approximately 23, not including nominees of beneficial owners.

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

Transfer Agent

The transfer agent and registrar for our common stock and Series A Convertible Preferred Stock is Transhare Corporation. The transfer agent’s address is 17755 US Highway 19 N Ste 140, Clearwater, FL 33764 and its telephone number is (303) 662-1112.

Options and Warrants

On October 1, 2021, the Board of Directors approved the 2021 Stock Incentive Plan (the “2021 Plan”) to attract and retain the best available personnel, to provide additional incentive to employees, directors and consultants, and to promote the success of the Company's business. Pursuant to the 2020 Plan, the Board may grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares and restricted share units. to eligible persons. The maximum aggregate number of shares of common stock with respect to which awards granted under the Plan shall not exceed 200,000,000. At December 31, 2023, there are 0 shares of common stock available under the 2021 Plan.

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

·	Cumulative Voting. Our Certificate of Incorporation, as amended, does not provide for cumulative voting in the election of directors which would allow holders of less than a majority of the voting stock to elect some directors.

·	Vacancies. Section 223 of the Delaware General Corporation Law and our bylaws provide that all vacancies, including newly created directorships, may be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum.

·	Special Meeting of Stockholders. A special meeting of stockholders may be called by our Board or the Chairman of our Board and must be called by our Secretary at the request in writing of holders of record of a majority of our outstanding capital stock entitled to vote. The requirement that a majority of our outstanding capital stock is required to call a special meeting means that small stockholders will not have the power to call a special meeting to, for example, elect new directors.

·	Bylaws. Our bylaws authorize the board of directors to adopt, repeal, alter or amend our bylaws without shareholder approval.

·	Removal. Except as otherwise provided, a director may be removed from office with or without cause at any special meeting of stockholders by the affirmative vote of at least a majority of the voting power and outstanding stock entitled to vote.

RECENT SALES OF UNREGISTERED SECURITIES

During the quarter ended December 31, 2023, the Company issued the following unregistered securities.

●	Issued 14,500,000 shares of common stock, with a fair value of $6,110,980, for the settlement of non-redeemable convertible notes.

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

The Company continued Cuore Food Services after May 1, 2023.

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

Products and Services

The Company plans to continue expanding its reach to additional customers and geographies across Canada while enhancing its product line with a focus on Italian staples, including pasta, oils, olives, and canned tomatoes.

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

ADOPTED ACCOUNTING STANDARDS

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which was further amended by additional accounting standards updates issued by the FASB. The new standard replaced the incurred loss impairment methodology for recognizing credit losses with a new methodology that requires recognition of lifetime expected credit losses when a financial asset is originated or purchased, even if the risk of loss is remote. The new methodology (referred to as the current expected credit losses model, or "CECL") applies to most financial assets measured at amortized cost, including trade receivables, and requires consideration of a broader range of reasonable and supportable information to estimate expected credit losses. The Company adopted the new standard effective January 1, 2023 using a modified retrospective transition approach, with the cumulative impact of $0.

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

COMPARISON OF RESULTS FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Sales, Cost of goods sold, Gross profit:

	Year ended December 31,		Change
	2023 $	2022 $	$	%
Sales	783,489	731,302	52,187	7
Cost of goods sold	721,377	682,109	39,268	6
Gross profit	62,112	49,193	12,919	26
Gross profit %	7.9%	6.7%

Breakdown of sales by branch:

	Year ended December 31,		Change
	2023 $	2022 $	$	%
gocart.city – online delivery	28,673	142,571	(113,898)	(80)
Grocery Originals and Cuore Food Service – retail and wholesale distribution	754,816	588,731	166,085	28
Total sales	783,489	731,302	52,187	7

The gocart.city grocery delivery application was released in early June 2020 and gocart.city wholesale commenced sale of dry goods and produce to other businesses in July 2020. Our revenue from gocart.city – online delivery was primarily due to the recognition of revenue from expired grocery vouchers. gocart.city – online delivery was sold on May 1, 2023.

The gross margin percentage increased from 2022 to 2023. This was due to revenue from expired grocery vouchers and improved management of our purchases and inventory.

Operating expenses:

	Year ended December 31,		Change
	2023 $	2022 $	$	%
Salaries and benefits	712,588	13,760,381	(13,047,793)	(95)
Occupancy expense	50,691	92,276	(41,585)	(45)
Advertising and travel	80,926	85,097	(4,171)	(5)
Auto expenses	25,268	45,077	(19,809)	(44)
Consulting	292,791	3,321,657	(3,028,866)	(91)
Depreciation and Amortization	12,662	5,307	7,355	139
Bad debt	(24,868)	112,822	(137,690)	(122)
Office and general expenses	68,240	140,515	(72,275)	(51)
Professional fees	113,392	222,498	(109,106)	(49)
Freight and delivery	9,609	59,697	(50,088)	(84)
Total operating expenses	1,341,299	17,845,327	(16,504,028)	(92)

Our total operating expenses for the years ended December 31, 2023 was $1,341,299, compared to $17,845,327, for the years ended December 31, 2022, respectively. The decrease in total operating expense is primarily due to an decrease in expenditure for prepaid advertising credits with SRAX Inc. and a decrease in stock-based compensation paid to officers, directors and consultants.

Salaries and benefits for the years ended December 31, 2023, comprise primarily of accrued but unpaid salary due to Nadav Elituv, our Chief Executive Officer, of $600,000.

Salaries and benefits for the years ended December 31, 2022, comprise primarily of stock issued to Nadav Elituv, our Chief Executive Officer with a fair value of $13,504,200.

Advertising and travel includes expenses for online advertising, website, meals and entertainment.

For the years ended December 31, 2023, consulting comprises primarily stock-based compensation expense (i) $0 for the expenditure of advertising credits with SRAX, Inc. (ii) $204,433 for consulting fees and (iii) $88,358 paid to contractors to manage our grocery business.

For the year ended December 31, 2022, consulting comprises primarily stock-based compensation expense (i) $454,108 for the expenditure of advertising credits with SRAX, Inc. (ii) $2,398,569 for the write-off of advertising credits with SRAX, Inc. (iii) $152,466 for consulting fees and (iv) $316,514 paid to contractors to manage our grocery business. On June 30, 2022, the Company agree to issue 80,000 shares of Series C Convertible Preferred Stock with a fair value of $2,288,000 ($28.60 per share) for a one-year subscription with SRAX, Inc. to an online marketing platform to support the gocart.city grocery delivery application. During the three months ending September 30, 2022, SRAX Inc. had apparent operational issues which prevented the Company from using its prepaid advertising credits. These prepaid advertising credits had a carrying value of $2,436,811 at September 30, 2022. During the three months ended December 31, 2022, the Company received advertising services valued at $38,242 from SRAX, Inc. Given the apparent operational issues at SRAX, Inc., the Company believes at December 31, 2022, it is not probable that future material services will be received from SRAX, Inc. Therefore, the remaining prepaid advertising balance was expensed in 2022.

Professional fees comprise of audit, legal, filing fees and contract accountant. The decrease in professional fees is primarily due to legal fees related to the prospectus dated April 21, 2022 filed with Ontario Securities Commission and British Columbia Securities Commission and our listing application with the Canadian Securities Exchange.

Other income (expense):

	Year ended December 31,		Change
	2023 $	2022 $	$	%
Amortization of debt discount and interest expense	(159,335)	(131,828)	(27,507)	21
Loss on settlement of non-redeemable convertible notes	(6,775,835)	(3,668,750)	(3,107,085)	85
Gain on disposition	50,695	—	50,695	—
Initial derivative expense	—	(36,521)	36,521	(100)
Changes in fair value of derivative liabilities	—	(59,878)	59,878	(100)
Total operating expenses	(6,884,475)	(3,896,977)	2,987,498	(77)

Amortization of debt discount and interest expense for the years ended December 31, 2023 was $159,335, compared to $131,828 for the years ended December 31, 2022. Amortization of debt discount and interest expense relates to the issuance of non-redeemable convertible notes and promissory notes.

During the years ended December 31, 2023 and 2022, the Company elected to convert $118,647 and $103,140 of principal and interest of a non-redeemable convertible note into 16,920,700 and 27,410 shares of common stock of the Company resulting in a loss on settlement of debt of $6,775,835 and $3,668,750, respectively.

During the years ended December 31, 2023 the Company received net proceeds from the sale of gocart.city assets of $64,250 (CAD $86,742). The net proceeds comprise of the settlement $127,594 (CAD $172,261) of accounts payable and $63,344 (CAD $85,519) of account receivable with the Purchaser resulting in a gain of $50,695 (CAD $68,442).

Initial derivative expense of $36,521 for the year ended December 31, 2022 represents the difference between the fair value of the total embedded derivative liability of $186,521 and the cash received of $150,000 for the Series E Stock issued on October 6, 2022.

During the year ended December 31, 2023 and 2022, the gain (loss) due to the change in fair value of derivative liabilities was $0 and ($59,878), respectively.

Net loss for the period:

	Year ended December 31,		Change
	2023 $	2022 $	$	%
Net loss for the period	(8,163,662)	(21,693,111)	13,529,449	(62)

Our net loss for the years ended December 31, 2023 was $8,163,662, compared to $21,693,111 for the years ended December 31, 2022, respectively. Our losses during the years ended December 31, 2023 and 2022 are primarily due to costs associated with professional fees, compensation due to our CEO, interest expense and loss on settlement of non-redeemable convertible notes.

QUARTERLY RESULTS OF OPERATIONS

The following is a summary of selected quarterly information that has been derived from the financial statements of the Company. This summary should be read in conjunction with the consolidated financial statements of the Company.

Quarter Ended	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Sales	$198,266	$212,453	$197,324	$175,446	$168,790	$172,782	$190,691	$199,039
Gross profit	$(20,815)	$55,262	$12,216	$15,449	$21,299	$13,659	$(6,278)	$20,514
Operating expenses	($391,043)	($307,223)	($277,327)	($365,706)	($2,759,699)	($304,452)	($14,021,263)	($759,913)
Other income (expense)	($6,151,405)	($313,869)	($263,974)	($155,227)	($194,174)	($768,587)	($2,320,020)	($614,198)
Net loss for the period	($6,563,263)	($565,830)	($529,085)	($505,484)	($2,932,573)	($1,059,380)	($16,347,561)	($1,353,597)
Basic net income (loss) per share	($0.17)	$1.33	($0.00)	($0.00)	($20.00)	($10.00)	($180.00)	($200.00)
Diluted net loss per share	($0.17)	($0.01)	($0.00)	($0.00)	($20.00)	($10.00)	($180.00)	($200.00)

LIQUIDITY AND CAPITAL RESOURCES

For the years ended December 31, 2023

Cash flows used in operating activities

	Year ended December 31,		Change
	2023 $	2022 $	$	%
Net cash used in operating activities	(451,932)	(840,745)	388,813	(46)

Our net cash used in operating activities for the years ended December 31, 2023 and 2022 is $451,932 and $840,745, respectively. Our net loss for the years ended December 31, 2023 of $8,163,662 was the main contributing factor for our negative cash flow. We were able to mostly offset the cash used in operating activities by using our stock to pay for expenses such as, amortization of debt discount of $159,335 and loss on debt settlement of $6,775,835.

Cash flows used in investing activities

	Year ended December 31,		Change
	2023 $	2022 $	$	%
Net cash used in investing activities	—	(10,749)	10,749	(100)

Cash flows from financing activities

	Year ended December 31,		Change
	2023 $	2022 $	$	%
Net cash from financing activities	458,630	350,194	108,436	31

Our net cash provided by financing activities for the years ended December 31, 2023 and 2022 is $458,630 and $350,194, respectively.

During the year ended December 31, 2023, the Company received $286,529 (CAD $386,836) in cash from its line of credit with The Cellular Connection Ltd. dated April 14, 2022, net cash advances from related party of $74,137 and net proceeds from notes payable of $97,964. The cash advances are non-interest bearing, unsecured and have no specific terms of repayment.

As of December 31, 2023, we had cash of $24,351, working capital (deficiency) of $(1,989,138) and total liabilities of $2,915,781.

Our working capital as of December 31, 2023 and 2022 is as follows:

	December 31, 2023	December 31, 2022
Current assets	$169,481	$193,097
Current liabilities	2,158,619	784,473
Working capital (Deficiency)	$(1,989,138)	$(591,376)

The Company is continuing to focus improving cash flows from operations by reducing incentives to customers, by making purchases from different suppliers, accelerating the collection of accounts receivable, reducing expenses, managing accounts payable balances and by paying our officers, directors, consultants and staff with our stock.

The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the years ended December 31, 2023, the Company incurred a net loss of $8,163,662 and used cash in operating activities of $451,932, and on December 31, 2023, had stockholders’ deficit of $2,797,344 and an accumulated deficit of $92,086,178. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The Company’s independent registered public accounting firm, in their report on the Company’s financial statements for the years ended December 31, 2023, contains an explanatory paragraph regarding the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty should we be unable to continue as a going concern.

Over the next 12 months we expect to spend approximately $368,000 in cash for operations, legal, accounting and related services and to implement our business plan. We hope to be able to compensate our independent contractors with stock-based compensation, which will not require us to use our cash, although there can be no assurances that we will be successful in these efforts.

Cash Required to Implement of Business Plan
General and Administration	$268,000
Operations	100,000
Total Estimated Cash Expenditures	$368,000

On April 14, 2022, the Company entered into a binding Line of Credit with The Cellular Connection Ltd. Pursuant to the Line of Credit, the Company can borrow from the Lender up to CAD $0 (CAD $750,000 available on the Line of Credit less CAD $780,366 of funds drawn and outstanding on December 31, 2023) in principal. The Lender has provided verbal assurances that the Company may continue to borrow additional funds at the same terms as the Line of Credit. From January 1, 2023 to March 22, 2024, the Company received cash advances of $88,834 (CAD$117,832) from the Lender. These is no guarantee that the Lender will continue to advance cash to the Company. If required, we expect to be able to secure additional capital through advances from our Chief Executive Officer, note holders, shareholders and others in order to pay expenses such as organizational costs, filing fees, accounting fees and legal fees, however, we do not have any written or oral agreements with any other third parties which require them to fund our operations. Although there can be no assurances that we will be able to obtain such funds in the future, the Company has been able to secure financing to continue operations since its inception on April 3, 2009. We are currently quoted on OTC Pink.. If we need additional capital in the next twelve months and if we cannot raise such capital on acceptable terms, we may have to curtail our operations or terminate our business entirely.

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

Commitments for future capital expenditures at December 31, 2023 is as follows:

	Payments Due by Period
Contractual obligations	Total $	Less than 1 year $	1 - 3 years $	4 – 5 years $	After 5 years $
Accounts payable and accrued liabilities	523,486	523,486	—	—	—
Debt	1,874,236	1,626,374	247,862	—	—
Deferred revenue	—	—	—	—	—
Non-redeemable convertible notes	502,500	—	502,500	—	—
Financial lease Obligations	—	—	—	—	—
Operating leases(1)	15,559	8,759	6,800	—	—
Purchase obligations	—	—	—	—	—
Total contractual obligations	2,915,781	2,158,619	757,162	—	—

Notes:

(1)	Leases for retail space, equipment and warehousing is currently month to month. Deliveries are currently outsourced.

OPERATING CAPITAL AND CAPITAL EXPENDITURE REQUIREMENTS

We are currently funding our operations by way of cash advances from our Chief Executive Officer, note holders, shareholders and others. We hope to be able to compensate our independent contractors with stock-based compensation, which will not require us to use our cash, although there can be no assurances that we will be successful in these efforts. On April 14, 2022, the Company entered into a binding Line of Credit with The Cellular Connection Ltd. Pursuant to the Line of Credit, the Company can borrow from the Lender up to up to CAD $0 (CAD $750,000 available on the Line of Credit less CAD $780,366 of funds drawn and outstanding on December 31, 2023) in principal. The Lender has provided verbal assurances that the Company may continue to borrow additional funds at the same terms as the Line of Credit. From January 1, 2023 to March 28, 2024, the Company received cash advances of $88,834 (CAD$117,832) from the Lender. These is no guarantee that the Lender will continue to advance cash to the Company. If required, we expect to be able to secure additional capital through advances from our Chief Executive Officer, note holders, shareholders and others in order to pay expenses such as organizational costs, filing fees, accounting fees and legal fees, however, we do not have any written or oral agreements with any other third parties which require them to fund our operations. The loans from our Chief Executive Officer, note holders, shareholders and others are unsecured and non-interest bearing and have no set terms of repayment. Our common stock started trading over the counter and has been quoted on the Over-The Counter Bulletin Board since February 17, 2011. The stock currently trades under the symbol “TWOH.OB.”

RELATED PARTY TRANSACTIONS

Years ended December 31, 2023 and 2022

Due to Related Party

As of December 31, 2023 and 2022, advances and accrued salary of $883,534 and $185,473, respectively, were due to Nadav Elituv, the Company's Chief Executive Officer. The balance is non-interest bearing, unsecured and have no specified terms of repayment.

During the year ended December 31, 2023, the Company issued advances due to related party for $108,383 for expenses paid on behalf of the Company and advances due to related party were repaid by the Company with $34,246 in cash. In addition, the Company accrued salary of $808,076 due to Nadav Elituv for the year ended December 31, 2023. On February 2, 2023, the Company issued common stock to settle due to related party with a carrying value of $188,871 (Note 11).

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

During the years ended December 31, 2023 and 2022, the Company paid Linus Creative Services, a business controlled by Bradley Southam, a director of the Company, $2,714 and $26,307, respectively, for advertising services.

Promissory Notes – Related Party

As of December 31, 2023 and 2022, promissory note – related party of $0 and $84,377 (principal $78,490 and interest of $5,887), respectively, were outstanding. The promissory notes – related party bear interest of 10% per annum, are unsecured, mature on December 31, 2025 and are due to 2130555 Ontario Limited, a Company controlled by Nadav Elituv, the Company's Chief Executive Officer. On February 2, 2023, the Company issued common stock to settle promissory note – related party and interest with a carrying value of $85,922 (Note 11).

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

CHANGES IN ACCOUNTING POLICIES INCLUDING INITIAL ADOPTION

Refer to Note 2 in the consolidated financial statements for the year ended December 31, 2023 for information on accounting policies.

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

Refer to Note 2 in the consolidated financial statements for the year ended December 31, 2023 and Note 2 in the consolidated financial statements for the year ended December 31, 2023 for information on market risk.

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

OUTSTANDING SHARE DATA

As of March 28, 2024, the following securities were outstanding:

Common stock: 108,740,329 shares

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

December 31, 2023 and 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Two Hands Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Two Hands Corporation (“the Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income (loss), stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2023 and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Valuation of deemed contributions resulting from the Company’s reverse stock split.

Critical Audit Matter Description

The Company has certain preferred stock instruments whose conversion features do not adjust upon the occurrence of a reverse stock split. The Company evaluated the accounting for such preferred instruments upon the reverse stock split disclosed in Note 10 to the consolidated financial statements, and concluded, for accounting purposes, that such instruments should be accounted for as extinguished and re-issued. As a result, and as described in Note 10 to the consolidated financial statements, the Company recorded deemed contributions as a result of this accounting upon the 2023 reverse stock split.

How the Critical Audit Matter was Addressed in the Audit

We determined the evaluation of the accounting for the preferred instruments upon the reverse stock split, including the recognition of deemed contributions to be a critical audit matter due to the complexity involved in the Company’s determination of the appropriate accounting treatment. Auditing the accounting for this matter involved a high degree of auditor judgement and specialized skills and knowledge were needed.

Our audit procedures consisted of the following, among others:

•	Inspecting and reviewing the designation document for the establishment of the Preferred Stock and the documents related to the issuance of the instrument to the recipients.
•	Evaluating the reasonableness of the conclusions made by the Company related to the accounting treatment for deemed contributions, including the Company’s consideration of relevant accounting standards.
•	Evaluating the reasonableness of the conclusions made by the Company in regard to the timing and recognition of deemed contributions resulting from the Company’s reverse stock split.

Professionals with specialized skill and knowledge were utilized by the Firm to assist in the evaluation of the Company’s accounting for deemed contributions resulting from the Company’s reverse stock split.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2017.

Draper, UT

April 1, 2024

TWO HANDS CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022
ASSETS

Current assets
Cash	$24,351	$17,137
Accounts receivable, net	92,561	94,182
VAT taxes receivable	3,080	8,157
Inventory	39,489	73,621
Prepaid expenses	10,000	—
Total current assets	169,481	193,097

Property and equipment, net	9,513	13,667
Operating lease right-of-use asset	15,559	23,438

Total assets	$194,553	$230,202

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$523,486	$555,220
Due to related party	883,534	185,473
Notes payable	113,333	13,443
Line of credit	629,507	—
Deferred revenue	—	22,107
Current portion of operating lease right-of-use liability	8,759	8,230
Total current liabilities	2,158,619	784,473
Long-term liabilities
Line of credit	—	293,298
Promissory notes	247,862	229,194
Promissory note - related party	—	84,377
Non-redeemable convertible notes, net	502,500	517,621
Operating lease right-of-use liability, net of current portion	6,800	15,208
Total long-term liabilities	757,162	1,139,698

Total liabilities	2,915,781	1,924,171

Commitments and Contingencies	—	—

Temporary equity
Series A convertible preferred stock; $0.01 par value; 200,000 shares designated, 0 shares and 25,000 shares issued and outstanding, respectively	—	249,505
Series B convertible preferred stock; $0.01 par value; 100,000 shares designated, 0 and 11,000 shares issued and outstanding, respectively	—	109,783
Series C convertible preferred stock; $0.001 par value; 150,000 shares designated, 80,000 shares and 90,000 shares issued and outstanding, respectively	76,116	2,584,951
Series D convertible preferred stock; $0.001 par value; 200,000 shares designated, 0 shares issued and outstanding, respectively	—	—
Series E convertible preferred stock; $0.0001 par value; 300,000 shares designated, 0 shares issued and outstanding	—	—
Total temporary equity	76,116	2,944,239

Stockholder's deficit
Preferred stock; $0.001 par value; 1,000,000 shares authorized, 0 issued and outstanding	—	—
Common stock; $0.0001 par value; 12,000,000,000 shares authorized, 42,090,329 and 137,403 shares issued and outstanding, respectively	4,210	14
Additional paid-in capital	89,278,354	78,909,153
Common stock to be issued	—	336,000
Accumulated other comprehensive income	6,270	39,141
Accumulated deficit	(92,086,178)	(83,922,516)
Total stockholders' deficit	(2,797,344)	(4,638,208)

Total liabilities and stockholders' deficit	$194,553	$230,202

The accompanying footnotes are an integral part of these financial statements.

TWO HANDS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the year ended December 31,
	2023	2022

Sales	$783,489	$731,302
Cost of goods sold	721,377	682,109
Gross profit	62,112	49,193

Operating expenses
General and administrative	1,341,299	17,845,327
Total operating expenses	1,341,299	17,845,327

Loss from operations	(1,279,187)	(17,796,134)

Other income (expense)
Amortization of debt discount and interest expense	(159,335)	(131,828)
Gain on disposition	50,695	—
Loss on settlement of non-redeemable convertible notes	(6,775,835)	(3,668,750)
Initial derivative expense	—	(36,521)
Change in fair value of derivative liabilities	—	(59,878)
Total other income (expense)	(6,884,475)	(3,896,977)

Net loss attributed to Two Hands Corporation	(8,163,662)	(21,693,111)

Add: deemed contribution - Series A Stock modification	190,040	—
Less: deemed dividend - Series A Stock modification	—	(1,396,721)
Add: deemed contribution - Series B Stock modification	—	1,354,515
Add: deemed contribution - Series C Stock modification	2,211,884	834,001
Add: deemed contribution - Series D Stock modification	—	749,085
Add: deemed contribution - Series E Stock modification	—	57,218

Net loss attributable to Two Hands Corporation common shareholders	$(5,761,738)	$(20,095,013)

Other comprehensive (loss) income
Foreign exchange (loss) gain	(32,871)	30,523
Total other comprehensive (loss) income	(32,871)	30,523

Comprehensive loss	$(5,794,609)	$(20,064,490)

Net loss per common share - basic and diluted	$(0.56)	$(229.33)
Weighted average number of common shares outstanding - basic	10,352,044	87,625
The accompanying footnotes are an integral part of these financial statements.

TWO HANDS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the years ended December 31, 2023 and 2022

	Common Stock		Common Stock to be	Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Issued	Capital	Income	Deficit	Deficit
Balance, December 31, 2022	137,403	$14	$336,000	$78,909,153	$39,141	$(83,922,516)	$(4,638,208)

Rounding on reverse stock split	9,870	—	—	—	—	—	—
Stock issued for conversion of non-redeemable convertible notes	16,920,700	1,694	—	6,892,788	—	—	6,894,482
Stock issued for settlement of debt - related party	7,324	1	—	274,792	—	—	274,793
Stock issued for the conversion of Series A convertible preferred stock	25,000,000	2,500	—	56,965	—	—	59,465
Stock issued for the conversion of Series B convertible preferred stock	11,000	1	—	109,781	—	—	109,782
Stock issued for the conversion of Series C convertible preferred stock	4,000	—	—	296,951	—	—	296,951
Stock issued to settle stock to be issued	32	—	(336,000)	336,000	—	—	—
Deemed contribution - Series A Stock modification	—	—	—	190,040	—	—	190,040
Deemed contribution - Series C Stock modification	—	—	—	2,211,884	—	—	2,211,884
Foreign exchange loss	—	—	—	—	(32,871)	—	(32,871)
Net loss	—	—	—	—	—	(8,163,662)	(8,163,662)
Balance, December 31, 2023	42,090,329	$4,210	$—	$89,278,354	$6,270	$(92,086,178)	$(2,797,344)

	Common Stock		Common Stock to be	Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Issued	Capital	Income	Deficit	Deficit
Balance, December 31, 2021	6,000	$1	$336,000	$58,152,416	$4,870	$(62,229,405)	$(3,736,118)

Rounding on reverse split	6	—	—	1	—	—	1
Stock issued for conversion of non-redeemable convertible notes	27,410	3	—	3,772,387	—	—	3,772,390
Stock issued for officer and director compensation	90,000	9	—	13,499,991	—	—	13,500,000
Stock issued for the conversion of Series B Stock	10,000	1	—	99,801	—	—	99,802
Stock issued for the conversion of Series D Stock	4,000	—	—	39,921	—	—	39,921
Cancellation of Series A Stock	—	—	—	1,746,538	—	—	1,746,538
Cancellation of common stock	(13)	—	—	—	—	—	—
Deemed dividend - Series A Stock modification	—	—	—	(1,396,721)	—	—	(1,396,721)
Deemed contribution - Series B Stock modification	—	—	—	1,354,515	—	—	1,354,515
Deemed contribution - Series C Stock modification	—	—	—	834,001	—	—	834,001
Deemed contribution - Series D Stock modification	—	—	—	749,085	—	—	749,085
Deemed contribution - Series E Stock modification	—	—	—	57,218	—	—	57,218
Foreign exchange gain	—	—	—	—	34,271	—	34,271
Net loss	—	—	—	—	—	(21,693,111)	(21,693,111)
Balance, December 31, 2022	137,403	$14	$336,000	$78,909,153	$39,141	$(83,922,516)	$(4,638,208)

The accompanying footnotes are an integral part of these financial statements.

TWO HANDS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2023	2022
Cash flows from operating activities
Net loss	$(8,163,662)	$(21,693,111)
Adjustments to reconcile net loss
to cash used in operating activities
Depreciation and amortization	12,662	11,530
Bad debt	(24,868)	112,822
Stock-based compensation	—	13,504,200
Gain on disposition	(50,695)	—
Amortization of debt discount	159,335	131,828
Loss on settlement of non-redeemable convertible notes	6,775,835	3,668,750
Initial derivative expense	—	36,521
Change in fair value of derivative liabilities	—	59,878
Change in operating assets and liabilities
Accounts and taxes receivable	(29,575)	(36,855)
Prepaid expense	(10,000)	3,020,527
Inventory	21,648	73,903
Deferred revenue	(22,221)	23,076
Accounts payable and accrued liabilities	887,881	254,443
Operating lease right-of-use liability	(8,272)	(8,257)
Net cash used in operating activities	(451,932)	(840,745)

Cash flows from investing activities
Purchase of property and equipment	—	(10,749)
Net cash used in investing activities	—	(10,749)

Cash flow from financing activities
Advances from related party	108,383	167,438
Repayment of advances to related party	(34,246)	(127,616)
Proceeds from notes payable	105,001	7,692
Repayment of notes payable	(7,037)	—
Proceeds from promissory notes	286,529	302,680
Net cash provided by financing activities	458,630	350,194

Change in foreign exchange	516	(14,858)

Net change in cash	7,214	(516,158)

Cash, beginning of the year	17,137	533,295

Cash, end of the year	$24,351	$17,137

Cash paid during the year
Interest paid	$—	$—
Income taxes paid	$—	$—

Supplemental disclosure of non-cash investing and financing activities
Stock issued to settle due to related party	$188,871	$—
Stock issued to settle promissory note - related party	$85,922	$—
Stock issued to settle non-redeemable convertible notes	$6,894,482	$3,772,390
Stock issued for prepaid expense	$—	$2,288,000
Transfer of accounts payable and accrued liabilities to promissory notes	$—	$85,285
Deemed contribution - Series A Stock modification	$190,040	$—
Deemed dividend - Series A Stock modification	$—	$1,396,721
Deemed contribution - Series B Stock modification	$—	$1,354,515
Deemed contribution - Series C Stock modification	$2,211,884	$834,001
Deemed contribution - Series D Stock modification	$—	$749,085
Deemed contribution - Series E Stock modification	$—	$57,218
The accompanying footnotes are an integral part of these financial statements.

Two Hands Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023 and 2022

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

On May 1, 2023, the Company entered into an asset sale agreement with a non-related private corporation (“Purchaser”) whereby the Company sold the assets of gocart.city. The sale included the e-commerce site, branding, supporting components of the Grocery Originals store and inventory. The ongoing sales and client base gocart.city and Grocery Originals was transferred as part of the asset sale. The Company received net proceeds from the sale of gocart.city assets of $64,250 (CAD $86,742). The net proceeds comprise of the settlement $127,594 (CAD $172,261) of accounts payable and $63,344 (CAD $85,519) of account receivable with the Purchaser resulting in a gain of $50,695 (CAD $68,442). After the asset sale was completed, the Company owed the Purchaser an additional $37,099 (CAD $49,099) in accounts payable which was not settled in the asset sale agreement. The Company and the Purchase agreed the $37,099 amount was due in twelve equal monthly installments commencing July 1, 2023 without interest. After May 1, 2023, the Company continued the business of Cuore Food Services.

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

GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the year ended December 31, 2023, the Company incurred a net loss of $8,163,662 and used cash in operating activities of $451,932, and on December 31, 2023, had stockholders’ deficit of $2,797,344 and an accumulated deficit of $92,086,178. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date that the financial statements are issued. The Company will be dependent upon the raising of additional capital through placement of its common stock in order to implement its business plan. There can be no assurance that the Company will be successful in this situation. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might result from this uncertainty. We are currently funding our operations by way of cash advances from our Chief Executive Officer, note holders, shareholders and others; however, we do not have any oral or written agreements with them or others to loan or advance funds to us. There can be no assurances that we will be able to receive loans or advances from them or other persons in the future.

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

CONCENTRATIONS

The following table summarizes accounts receivable and revenue concentrations:

	Accounts receivable at December 31, 2023	Revenue for the year ended December 31, 2023
Customer #1	19%	—
Customer #2	12%	—
Total concentration	31%	—%

The following table summarizes accounts payable and purchases concentrations:

	Accounts payable at December 31, 2023	Purchases for the year ended December 31, 2023
Supplier #1	13%	21%
Supplier #2	12%	—
Supplier #3	12%	—
Supplier #4	10%	—
Supplier #5	—	17%
Supplier #6	—	13%
Total concentration	47%	51%

CASH AND CASH EQUIVALENTS

For the purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

ACCOUNTS RECEIVABLE

Trade accounts receivable is recorded at the invoiced amount and do not bear interest. The Company grants credit to its customers with defined payment terms, performs ongoing evaluations of the credit worthiness of its customers and generally does not require collateral. Accounts receivables are carried at their outstanding principal amounts, less an anticipated amount for discounts and an allowance for expected credit losses, which management believes is sufficient to cover potential credit losses based on historical experience and periodic evaluation of the financial condition of the Company's customers. Estimated credit losses consider relevant information about past events, current conditions and reasonable and supporting forecasts that affect the collectability of financial assets.

The allowance for doubtful accounts on December 31, 2023 and 2022 is $105,072 and $156,693, respectively.

INVENTORY

Inventory consisting of groceries and dry goods are measured at the lower of cost and net realizable value. Cost is determined pursuant to the first-in first out (“FIFO”) method. The cost of inventory includes the purchase price, shipping and handling costs incurred to bring the inventories to their present location and condition. Inventory with a short shelf life that is not utilized within the planned period are immediately expensed in the statement of operations. Estimated gross profit rates are used to determine the cost of goods sold in the interim periods. Any significant adjustment that results from the reconciliation with annual physical inventory is disclosed. At December 31, 2023 and 2022, the inventory valuation allowance was $0.

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

During the years ended December 31, 2023 and 2022, the Company had revenue of $783,489 and $731,302, respectively. In 2023, the Company recognized revenue of $28,673 from the sale of groceries to consumers via the gocart.city online grocery delivery application and $754,816 from the sale of dry goods and produce to other businesses. In 2022 the Company recognized revenue of $142,571 from the sale of groceries to consumers via the gocart.city online grocery delivery application and $588,731 from the sale of dry goods and produce to other businesses.

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

NET LOSS PER SHARE

Basic net income (loss) per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period increased to include the number of additional common shares that would have been outstanding if potentially dilutive securities had been issued Dilutive net loss per share for common stock is calculated utilizing the if-converted method which assumes the conversion of all Series C Stock to common stock. On December 31, 2023 and 2022, we excluded the common stock issuable upon conversion of non-redeemable convertible notes, Series A Stock, Series B Stock, Series C Stock, and common stock to be issued of 5,056,999,100 shares and 5,248,242,000 shares, respectively, as their effect would have been anti-dilutive.

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

ADOPTED ACCOUNTING STANDARDS

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which was further amended by additional accounting standards updates issued by the FASB. The new standard replaced the incurred loss impairment methodology for recognizing credit losses with a new methodology that requires recognition of lifetime expected credit losses when a financial asset is originated or purchased, even if the risk of loss is remote. The new methodology (referred to as the current expected credit losses model, or "CECL") applies to most financial assets measured at amortized cost, including trade receivables, and requires consideration of a broader range of reasonable and supportable information to estimate expected credit losses. The Company adopted the new standard effective January 1, 2023 using a modified retrospective transition approach, with the cumulative impact of $0.

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

NOTE 3 – NON-REDEEMABLE CONVERTIBLE NOTES

On January 8, 2018, the Company entered into a Side Letter Agreement (“Note”) with a non-related investor, Stuart Turk, to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $244,065 issued by the Company during the period of July 2014 and December 2017. The issue price of the Note is $244,065 with a face value of $292,878 and the Note has an original maturity date of December 31, 2018 which is subject to automatic annual renewal. On June 29, 2021, the Company and Stuart Turk entered into an Agreement to change the original maturity date of the Note to December 31, 2025. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on December 31 each year, the outstanding face amount of the Note increases by 20% on January 1 the following year. During the year ended December 31, 2023 (prior to the reverse split on September 29, 2023), the Company elected to convert $108,970 of principal and interest into 1,089,700 shares of common stock of the Company at a conversion price of $0.10 per share. These conversions resulted in a loss on debt settlement of $367,430 due to the requirement to record the share issuance at fair value on the date the shares were issued. During the year ended December 31, 2023 (after the reverse stock split on September 29, 2023), the Company elected to convert $1,395 of principal and interest into 13,950,000 shares of common stock of the Company at a conversion price of $0.0001 per share. These conversions resulted in a loss on debt settlement of $5,530,905 due to the requirement to record the share issuance at fair value on the date the shares were issued. The consolidated statement of operations includes interest expense of $37,562 and $43,491 for the years ended December 31, 2023 and 2022, respectively. On December 31, 2023 and 2022, the carrying amount of the Note is $115,004 (face value of $115,004 less $0 unamortized discount) and $187,808 (face value of $187,808 less $0 unamortized discount), respectively.

On May 10, 2018, the Company entered into a Side Letter Agreement (“Note”) with a non-related investor, Jordan Turk, to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $35,000 issued by the Company on May 9, 2018. The issue price of the Note is $35,000 with a face value of $42,000 and the Note has an original maturity date of December 31, 2018 which is subject to automatic annual renewal. On June 29, 2021, the Company and Jordan Turk entered into an Agreement to change the original maturity date of the Note to December 31, 2025. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on December 31 each year, the outstanding face amount of the Note increases by 20% on January 1 the following year. During the year ended December 31, 2023 (prior to the reverse split on September 29, 2023), the Company elected to convert $8,100 of principal and interest into 81,000 shares of common stock of the Company at a conversion price of $0.10 per share. These conversions resulted in a loss on debt settlement of $99,000 due to the requirement to record the share issuance at fair value on the date the shares were issued. During the year ended December 31, 2023 (after the reverse stock split on September 29, 2023), the Company elected to convert $180 of principal and interest into 1,800,000 shares of common stock of the Company at a conversion price of $0.0001 per share. These conversions resulted in a loss on debt settlement of $778,500 due to the requirement to record the share issuance at fair value on the date the shares were issued. The consolidated statement of operations includes interest expense of $1,694 and $6,495 for the years ended December 31, 2023 and 2022, respectively. On December 31, 2023 and 2022, the carrying amount of the Note is $1,885 (face value of $1,885 less $0 unamortized discount) and $8,471 (face value of $8,471 less $0 unamortized discount), respectively.

On September 13, 2018, the Company entered into a Side Letter Agreement (“Note”) with a non-related investor, Jordan Turk, to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $40,000 issued by the Company during the period of July 10, 2018 to September 13, 2018. The issue price of the Note is $40,000 with a face value of $48,000 and the Note has an original maturity date of December 31, 2018 which is subject to automatic annual renewal. On June 29, 2021, the Company and Jordan Turk entered into an Agreement to change the original maturity date of the Note to December 31, 2025. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on December 31 each year, the outstanding face amount of the Note increases by 20% on January 1 the following year. The consolidated statement of operations includes interest expense of $19,907 and $16,589 for the years ended December 31, 2023 and 2022 respectively. On December 31, 2023 and 2022, the carrying amount of the Note is $119,440 (face value of $119,440 less $0 unamortized discount) and $99,533 (face value of $99,533 less $0 unamortized discount), respectively.

On January 31, 2019, the Company entered into a Side Letter Agreement (“Note”) with Stuart Turk to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $106,968 issued by the Company during the period of January 3, 2018 to December 28, 2018. The issue price of the Note is $106,968 with a face value of $128,362 and the Note has an original maturity date of December 31, 2019 which is subject to automatic annual renewal. On June 29, 2021, the Company and Stuart Turk entered into an Agreement to change the original maturity date of the Note to December 31, 2025. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on December 31 each year, the outstanding face amount of the Note increases by 20% on January 1 the following year. The consolidated statement of operations includes interest expense of $44,362 and $36,968 for the years ended December 31, 2023 and 2022, respectively. On December 31, 2023 and 2022, the carrying amount of the Note is $266,171 (face value of $266,171 less $0 unamortized discount) and $221,809 (face value of $221,809 less $0 unamortized discount), respectively.

NOTE 4 – LEASES

The Company entered into an operating lease agreement on October 14, 2021 for an automobile, resulting in the recording of an initial liability and corresponding right-of-use asset of $35,906. The weighted-average remaining non-cancelable lease term for the Company’s operating lease was 1.75 years at December 31, 2023. The weighted-average discount rate was 3.96% at December 31, 2023.

The Company’s operating lease expires in 2025. The following shows future lease payments for the remaining periods under operating lease at December 31, 2023:

Periods ending December 31,	Operating Lease Commitments
2024	$10,448
2025	7,836
Total operating lease commitments	18,284
Less: imputed interest	(2,725)
Total right-of-use liability	$15,559

The Company’s discounted current right-of-use lease liability and discounted non-current right-of-use lease liability at December 31, 2023 is $8,759 and $6,800, respectively.

Operating leases expense for the years ended December 31, 2023 and 2022 is $10,212 and $10,212, respectively.

NOTE 5 – LINE OF CREDIT

On April 14, 2022, the Company entered into a binding Grid Promissory Note and Credit Facility Agreement (the “Line of Credit”) with The Cellular Connection Ltd. (the “Lender”) Pursuant to the Line of Credit, the Company can borrow from the Lender up to CAD $750,000 in principal in increments of at least CAD $50,000 upon five business days’ notice. The line of credit is due on May 1, 2024 and the outstanding principal bears interest at 8% per annum, payable monthly. Any indebtedness under the Line of Credit are secured against accounts receivable and inventory of the Company, and is convertible into shares of common stock of the Company at the Company’s option any time after twelve months from the first advance at a conversion price of $0.10 per share, subject to a restriction on the Lender holding more than 4.99% of the Company’s Common Shares. As of December 31, 2023 and 2022, the Line of Credit of $629,507 (principal $588,295 (CAD $780,336) and interest of $41,212) and $293,298 (principal $289,970 (CAD $393,500) and interest of $3,328), respectively, was outstanding. The consolidated statement of operations includes interest expense of $37,144 and $3,328 for the years ended December 31, 2023 and 2022, respectively.

NOTE 6 – NOTES PAYABLE

As of December 31, 2023 and 2022, notes payable due to Piero Manzini, and The Cellular Connection Limited, a corporation controlled by Stuart Turk, totaling $113,333 and $13,443, respectively, were outstanding. The balances are non-interest bearing, unsecured and have no specified terms of repayment.

NOTE 7 – PROMISSORY NOTES

Promissory Notes

As of December 31, 2023 and 2022, promissory notes of $247,862 (principal $186,672 and interest of $61,190) and $229,194 (principal $186,672 and interest of $42,522), respectively, were outstanding. The promissory notes bears interest of 10% per annum, are unsecured and mature on December 31, 2025.

Promissory Notes – Related Party

As of December 31, 2023 and 2022, promissory note – related party of $0 and $84,377 (principal $78,490 and interest of $5,887), respectively, were outstanding. The promissory notes – related party bear interest of 10% per annum, are unsecured, mature on December 31, 2025 and are due to 2130555 Ontario Limited, a Company controlled by Nadav Elituv, the Company's Chief Executive Officer. On February 2, 2023, the Company issued common stock to settle promissory note – related party and interest with a carrying value of $85,922 (Note 11).

NOTE 8 – RELATED PARTY TRANSACTIONS

As of December 31, 2023 and 2022, advances and accrued salary of $883,534 and $185,473, respectively, were due to Nadav Elituv, the Company's Chief Executive Officer. The balance is non-interest bearing, unsecured and have no specified terms of repayment.

During the year ended December 31, 2023, the Company issued advances due to related party for $108,383 for expenses paid on behalf of the Company and advances due to related party were repaid by the Company with $34,246 in cash. In addition, the Company accrued salary of $808,076 due to Nadav Elituv for the year ended December 31, 2023. On February 2, 2023, the Company issued common stock to settle due to related party with a carrying value of $188,871 (Note 11).

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

During the years ended December 31, 2023 and 2022, the Company paid Linus Creative Services, a business controlled by Bradley Southam, a director of the Company, $2,714 and $26,307, respectively, for advertising services.

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

On July 1, 2023, entered into a consulting agreement to pay 2130555 Ontario Limited, a Company controlled by Nadav Elituv, a monthly consulting fee of $18,100 (CAD $24,000 per month) for services for the period from July 1, 2023 to December 31, 2023.

Stock-based compensation – salaries expense related to these employment agreements for the years ended December 31, 2023 and 2022 is $0 and $13,504,200, respectively. Stock-based compensation – salaries expense was recognized ratably over the requisite service period. (See Note 11).

NOTE 9 - INCOME TAXES

A reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	2023	2022
Net loss before income taxes per consolidated financial statements	$(8,163,662)	$(21,693,111)
Income tax rate	21%	21%
Income tax recovery	(1,714,400)	(4,555,500)
Non-deductible share-based payments	—	3,470,200
Non-deductible interest	33,500	27,600
Loss on settlement of debt	1,422,900	770,400
Initial derivative expense	—	7,700
Change in fair value of derivative expense	—	12,600
Valuation allowance change	258,000	267,000
Income tax expense (recovery)	$—	$—

The significant component of deferred income tax assets on December 31, 2023 and 2022 is as follows:

	2023	2022
Net operating loss carry-forward	$1,585,700	$1,327,700
Valuation allowance	(1,585,700)	(1,327,700)
Net deferred income tax asset	$—	$—

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

As of December 31, 2023 and 2022 the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the years ended December 31, 2023 and 2022 and no interest or penalties have been accrued as of December 31, 2023 and 2022. As of December 31, 2023 and 2022, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

On June 30, 2022, the Company made an amendment to the Certificate of Designation of its Series C Stock which lowered the fixed conversion price from $2.00 per share to $0.25 per share. Per separate agreement, the fixed conversion price was adjusted to $400 per share. The Company accounted for the amendment as an extinguishment and recorded a deemed dividend in accordance with ASC 260-10-599-2. As such, on June 30, 2022, the shares of Series C Stock recorded at fair value of 296,951 resulting in a deemed contribution of $834,001.

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

On September 29, 2023, a 1 for 1,000 reverse stock split of the Company’s common stock took effect. The Company accounted for this reverse split in accordance with ASC 260-10-599-2 and recorded a deemed contribution.

Series A Stock, Series B Stock, Series C Stock, Series D Stock and Series E Stock has been classified as temporary equity (outside of permanent equity) on the consolidated balance sheet on December 31, 2023 and 2022, since share settlement is not within the control of the Company.

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

For the year ended December 31, 2023, the Company elected to convert $118,647 of principal and interest of non-redeemable convertible notes into 16,920,700 shares of common stock of the Company with a fair value of $6,894,482 resulting in a loss of extinguishment of debt of $6,775,835.

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

During the year ended December 31, 2022, the Company elected to convert $103,640 of principal and interest of non-redeemable convertible notes into 27,410 shares of common stock of the Company with a fair value of $3,772,390 resulting in a loss of extinguishment of debt of $3,668,750.

On April 27, 2022, the Company issued 90,000 shares of common stock with a fair value of $13,500,000 to Nadav Elituv, the Company's Chief Executive Officer, due under his employment agreement dated July 1, 2021, amended on October 1, 2021 and March 26, 2022.

On April 28, 2022, the Holders of Series B Stock elected to convert 4,000 shares of Series B Stock into 4,000 shares of common stock resulting in a $39,521 reduction in the carrying value of Series B Stock.

On May 4, 2022, the Holders of Series D Stock elected to convert 40,000 shares of Series D Stock into 4,000 shares of common stock resulting in a $39,521 reduction in the carrying value of Series D Stock.

On September 26, 2022, the Holder of Series B Stock elected to convert 6,000 shares of Series B Stock into 6,000 shares of common stock resulting in a $59,281 reduction in the carrying value of Series B Stock.

Common stock to be issued

On December 31, 2023 and 2022, the Company had an obligation to issue 0 shares of common stock valued at $0 and 32 shares of common stock valued at $336,000, respectively, for stock-based compensation – consulting services. These shares relate to an agreement dated August 1, 2020 for services to be provided from August 1, 2020 to July 31, 2022 whereby the Company shall pay 50 shares of Common Stock of the Company with a fair value of $525,000 for consulting. The shares are expensed the earlier of (i) the date of issue of shares or (ii) on a straight line over the life of the contract. On May 12, 2023, the Company issued 32 shares of common stock to satisfy the obligation.

NOTE 12 – SUBSEQUENT EVENTS

From January 1, 2023 to March 28, 2024, the Company elected to convert $5,865 of principal and interest of non-redeemable convertible notes into 58,650,000 shares of common stock of the Company with a fair value of $456,000 resulting in a loss of extinguishment of debt of $450,135.

From January 1, 2023 to March 28, 2024, the Company received cash advances of $88,834 (CAD$117,832) in accordance with the terms of the Grid Promissory Note and Credit Facility Agreement with The Cellular Connection Ltd.

On January 1, 2024, entered into a consulting agreement to pay 2130555 Ontario Limited, a Company controlled by Nadav Elituv, a monthly consulting fee of CAD $24,000 per month for services for the period from January 1, 2024 to December 31, 2024.

On February 26, 2024, the Company agreed to issue 8,000,000 shares of common stock with a fair value of $109,600 to settle accrued salary of $295,989 (CAD $400,000) due to Nadav Elituv, the Chief Executive Officer of the Company resulting an increase in additional paid-in capital of $186,389.

On March 17, 2024, the Company executed an employment agreement for the period from January 1, 2024 to December 31, 2024 with Nadav Elituv, the Chief Executive Officer of the Company whereby the Company shall pay an annual salary of $600,000 from available funds.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We have had no changes in or disagreements with our accountants. None of our principal independent accountants have resigned or declined to stand for re-election.

ITEM 9A(T). CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2023. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO-2013). As a result of this assessment, management concluded that, as of December 31, 2023, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2024: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, which are included within disclosure controls and procedures, that occurred during our fiscal quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

During the quarter ended December 31, 2023, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

 Our bylaws state the number of directors of the Company shall be determined by resolution of the Board of Directors. The Board of Directors currently consists of three (3) directors who are expected to hold office until our nest meeting of the shareholders. Each director is elected at our annual meeting of shareholders and holds office until the next annual meeting of shareholders, or until his successor is elected and qualified, or his earlier death, resignation or removal. Officers are elected by and serve at the discretion of the Board of Directors.

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

Name	Age	Position(s)
Nadav Elituv (1)	60	CEO, President, Secretary, Treasurer and Director (Principal Executive Officer)
Steven Gryfe	55	Chief Financial Officer (Principal Financial and Accounting Officer)
Ryan Wilson (1)	48	Director
Bradley Southam (1)	52	Director

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

A description of the principal occupation for the past five years and summary of the experience of the directors and officers of the Company is as follows:

Nadav Elituv, President, Secretary, Treasurer & Director

Nadav Elituv has been the Chief Executive Officer, President, Secretary, Treasurer, and a Board member of the Company since June 2014. With over thirty years of leadership in the technology sector, he founded Imagin8, a digital consulting firm, in August 2008, where he has continually served as President. Mr. Elituv is recognized for his results-oriented approach, expertise in high-tech systems, and ability to lead innovative digital enterprises. He has a proven track record in building, developing, and leading high-performance teams, driving strategic initiatives, and achieving key business goals. Additionally, Mr. Elituv has extensive experience in mergers and acquisitions (M&A), further enhancing his capability to navigate complex business landscapes and expand company operations effectively.

Mr. Elituv attended Concordia University and York University. Mr. Elituv is a full time employee of the Company. Mr. Elituv has not entered into a non-disclosure or a non-competition agreement with the Company.

Steven Gryfe, Chief Financial Officer

Steven Gryfe was appointed Chief Financial Officer on June 18, 2019. Mr. Gryfe has had a career of over twenty years in the technology field in the roles of sales and marketing and as Chief Operating Officer of On the Go Technologies Group. While at On the Go Technologies Group, Mr. Gryfe was instrumental in its growth from revenue of $91,584 in 2003 to over $30 million in 2006. Mr. Gryfe was also President and CEO of HCQ Technologies from 2008 until 2011. He has also had an active role in community serving as President and GM of Toronto Avenue Road Hockey Association.

Mr. Gryfe earned a Bachelor of Arts from Carleton University. He is a full time employee of the Company. Mr. Gryfe has not entered into a non-disclosure or a non-competition agreement with the Company.

Ryan Wilson, Director

Ryan Wilson has been serving as a member of the Company’s Board of Directors since January 31, 2019. Mr. Wilson has an extensive career in the digital field spanning more than twenty years of his career advancing digital initiatives, with a track record that speaks for itself, including digital marketing, digital strategy and digital transformation through innovation for financial services. Most recently acting as Principal Consultant for e-commerce digital innovation at msg Global Solutions, starting back in May 2017, msg Global Solutions specializes in SAP enterprise implementations. Prior to that, Ryan spent over four years defining the digital experiences for Ontario Teachers’ Pension Plan from March 2013 to May 2017 primarily influencing leadership teams and building implementation teams for site and app development. From developer to director, Mr. Wilson has been involved in all aspects of digital development. Currently focusing on technologies such as Block Chains, NLP (natural language processing), AI and machine learning, at an insurrect innovation lab. Using design thinking methodologies and an agile approach, Mr. Wilson’s career has centered around implementing pilot projects, planning migrations, post implementation iterations, risk planning, and digital transformation.

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

 Independent Directors

Our Board of Directors has determined that Ryan Wilson and Bradley Southam are “independent directors” within the meaning of NASDAQ Marketplace Rule 5605(a)(2). As of March 29, 2024, our common stock is quoted on the OTC Pinks tier of the OTC Markets.

Committees of the Board

The Board of Directors has the responsibility for establishing broad corporate policies and reviewing our overall performance rather than day-to-day operations. The Board's primary responsibility is to oversee the management of our company and, in so doing, serve the best interests of our company and our stockholders. Our full Board of Directors performs all of the functions normally designated to a Compensation Committee and Nominating Committee.

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

On October 26, 2021, the Company’s Board of Directors established an Audit Committee and adopted an Audit Committee Charter. The Company’s Board of Directors appointed Nadav Elituv, Ryan Wilson and Bradley Southam to serve as members of the Audit Committee until the Company’s next annual meeting of shareholders. The Audit Committee does not have a member who would qualify as an “audit committee financial expert” within the definition of Item 407(d)(5)(ii) of Regulation S-K.

Procedure of Nominating Directors

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

The Board of Directors will consider candidates for director positions that are recommended by any of our stockholders. The recommended candidate should be submitted to us in writing addressed to 373 Joicey Blvd., North York, Ontario, Canada M5M 2W2. The recommendation shall include the following information: name of candidate; address, phone, and fax number of candidate; a statement signed by the candidate certifying that the candidate wishes to be considered for nomination to our Board of Directors and stating why the candidate believes that he or she meets the director qualification criteria and would otherwise be a valuable addition to our Board of Directors; a summary of the candidate's work experience for the prior five years and the number of shares of our stock beneficially owned by the candidate.

The Board will evaluate the recommended candidate and will determine whether or not to proceed with the candidate in accordance with our procedures. We reserve the right to change our procedures at any time to comply with the requirements of applicable laws.

Code of Ethics

 We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We will provide a copy of our Code of Ethics to any person, free of charge, upon written request to Nadav Elituv at Two Hands Corporation, 373 Joicey Blvd., North York, Ontario, Canada M5M 2W2.

ITEM 11. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Nadav Elituv, Principal Executive Officer, President, Chairman and Director	2023	$ 808,076	$ -	$-	$ -	$-	$ -	$ -	$ 808,076
	2022	$ 195,551	$ -	$13,504,200	$ -	$-	$ -	$ -	$ 13,699,751
Steven Gryfe, Chief Executive Officer	2023	$ -	$ -	$ -	$ -	$-	$ -	$ -	$ -
	2022	$ -	$ -	$ -	$ -	$-	$ -	$ -	$ -

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

Outstanding Equity Awards at Fiscal Year-End

On December 31, 2023, there were no unexercised options and no equity incentive plan awards for each name executive officer.

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

COMPENSATION OF DIRECTORS

The following table summarizes compensation paid to all of our directors who were not our named executive officers during the fiscal year ended December 31, 2023:

Name	Fees Earned of Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Ryan Wilson, Director	$—	$—	$—	$—	$—
Bradley Southam, Director	$2,714	$—	$—	$—	$2,714
Yan Namer, Director	$—	$—	$—	$—	$—

During the years ended December 31, 2023 and 2022, the Company paid Linus Creative Services, a business controlled by Bradley Southam, a director of the Company, $2,714 and $26,307, respectively, for advertising services.

DIRECTOR COMPENSATION

We did not provide any cash compensation to the directors for their service as directors during the last fiscal year.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During the fiscal year ended December 31, 2023, Nadav Elituv, Ryan Wilson, Bradley Southam and Brandon Milner served as our directors. We do not have a separately standing compensation committee and our board of directors did not perform similar functions as there was no executive compensation paid from our inception on April 3, 2009 through the end of our most recently completed fiscal year ended December 31, 2023. Our board of directors performs the functions of a compensation committee, however as of the date of this Report, the board of directors have not have any set compensation.

During the fiscal year ended December 31, 2023, none of our executive officers:

•	served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire the board of directors) of another entity, one of whose executive officers served as a member of our board of directors;
•	served as a director of another entity, one of whose executive officers served as a member of our board of directors; or served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire the board of directors) of another entity, one of whose executive officers served as a member of our board of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of March 28, 2024, as to shares of our shares of common stock beneficially owned by: (1) each person who is known by us to own beneficially more than 5% of our shares of common stock, (2) our named executive officer listed in the summary compensation table, (3) each of our directors and (4) all of our directors and executive officers as a group.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

	Common Stock
Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage of Class (2)

Nadav Elituv, Chief Executive Officer and Director	33,097,398 (4)	30.44%

Ryan Wilson, Director	40	0.00%

Bradley Southam, Director	40	0.00%

Steven Gryfe, CFO	40	0.00%

All directors and executive officers (4 persons)	33,097,518	30.44%

Notes:

(1)	Unless otherwise noted, the address of the reporting person is c/o Two Hands Corporation, 373 Joicey Blvd., North York Ontario, Canada M5M 2W2

(2)	Based on 108,740,329 shares of common stock outstanding as of March 28, 2024 and shares of common stock that the reporting person has the right to acquire within 60 days from the date thereof.

 Securities Authorized for Issuance Under Equity Compensation Plans

On October 1, 2021, the Board of Directors approved the 2021 Stock Incentive Plan (the “2021 Plan”) to attract and retain the best available personnel, to provide additional incentive to employees, directors and consultants, and to promote the success of the Company's business. Pursuant to the 2020 Plan, the Board may grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares and restricted share units. to eligible persons. The maximum aggregate number of shares of common stock with respect to which awards granted under the Plan shall not exceed 200,000,000. At December 31, 2023, there are 0 shares of common stock available under the 2021 Plan.

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

Transactions

As of December 31, 2023 and 2022, advances and accrued salary of $883,534 and $185,473, respectively, were due to Nadav Elituv, the Company's Chief Executive Officer. The balance is non-interest bearing, unsecured and have no specified terms of repayment.

During the year ended December 31, 2023, the Company issued advances due to related party for $108,383 of expenses paid on behalf of the Company and advances due to related party were repaid by the Company with $34,246 in cash. In addition, the Company accrued salary of $808,076 due to Nadav Elituv for the year ended December 31, 2023.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fees related to services performed by Sadler, Gibb & Associates, LLC for the years ended December 31, 2023 and 2022 were as follows:

	2023	2022
Audit Fees	$70,177	$66,500
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$70,177	$66,500

Pre-Approval Policies

The Board's policy is to pre-approve all audit services and all non-audit services before they commence, including the fees and terms thereof, to be provided by our independent auditor. All of the services provided during the fiscal year ended December 31, 2023 were pre-approved. No audit, review or attest services were approved in accordance with Section 2-01(c)(7)(i)(C) of Regulation S-X during the fiscal year ended December 31, 2023.

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

a. The following documents are filed as part of this annual report on Form 10-K:

1. FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets on December 31, 2023 and 2022

Consolidated Statements of Operations for the years ended December 31, 2023 and 2022

Consolidated Statement of Stockholders' Deficit for the years ended December 31, 2023 and 2022

Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022

Notes to Consolidated Financial Statements

2. FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

3. EXHIBITS

The exhibits listed below are filed with or incorporated by reference in this annual report on Form 10-K.

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Certificate of Incorporation, dated April 3, 2009		S-1		3.1	6/22/2010
3.2	Bylaws, dated April 3, 2009		S-1		3.2	6/22/2010
3.3	Certificate of Amendment to the Certificate of Incorporation, dated August 8, 2013		10-Q	6/30/2013	3.3	8/14/2013
3.4	Certificate of Amendment to the Certificate of Incorporation, dated July 27, 2016		8-K	9/1/2016	3.1	9/1/2016
3.5	Certificate of Amendment to the Certificate of Incorporation, dated August 27, 2018		8-K	9/10/2018	3.1	9/10/2018
3.6	Certificate of Amendment to the Certificate of Incorporation, dated November 18, 2019		8-K	12/12/2019	3.1	12/12/2019
3.7	Certificate of Amendment to the Certificate of Incorporation, dated July 16, 2021		8-K	7/16/2021	3.1	7/22/2021
3.8	Certificate of Amendment to the Certificate of Incorporation, dated January 3, 2022		8-K	1/3/2022	3.1	1/6/2022
3.9	Certificate of Amendment to the Certificate of Incorporation, As Amended, dated March 21, 2022		8-K	4/25/2022	3.1	4/26/2022
3.10	Certificate of Amendment to the Certificate of Incorporation, As Amended, filed with the Delaware Secretary of State on August 22, 2023.		8-K	9/8/2023	3.1	9/11/2023
4.1	Specimen Stock Certificate		S-1		4.1	6/22/2010
4.2	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, dated August 6, 2013		10-Q	6/30/2013	4.2	8/14/2013
4.3	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock, dated December 12, 2019		8-K	12/12/2019	3.1	12/19/2019
4.4	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock, dated October 7, 2020		8-K	10/07/2020	3.1	10/08/2020
4.5	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock, dated June 24, 2021		8-K	6/24/2021	3.1	7/1/2021
4.6	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock, dated September 1, 2021		8-K	9/1/2021	3.1	9/1/2021
4.7	Amended and Restated Designation of Series A Convertible Preferred Stock of Two Hands Corporation, dated April 21, 2022		8-K	4/21/2022	3.1	4/26/2022
4.8	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock, dated July 5, 2022		10-Q	6/30/2022	4.8	8/15/2022
4.9	Certificate of Designation, Preference and Rights of Series E Preferred Stock, dated October 3, 2022		8-K	10/4/2022	3.1	10/11/2022
10.1	Innovative Product Opportunities Inc. Trust Agreement		S-1		10.1	6/22/2010
10.2	Side Letter Agreement, The Cellular Connection Ltd., dated January 8, 2018		10-K	12/31/2017	10.2	3/29/2018
10.3	Side Letter Agreement, Stuart Turk, dated January 8, 2018		10-K	12/31/2017	10.3	3/29/2018
10.4	Side Letter Agreement, Jordan Turk, dated April 12, 2018		10-Q	3/31/2018	10.4	5/21/2018
10.5	Side Letter Agreement, Jordan Turk, dated May 10, 2018		10-Q	3/31/2018	10.5	5/21/2018
10.6	Side Letter Agreement, Jordan Turk, dated September 13, 2018		10-K	12/31/2018	10.6	4/1/2019
10.7	Side Letter Agreement, The Cellular Connection Ltd., dated January 31, 2019		10-K	12/31/2018	10.7	4/1/2019
10.8	Side Letter Agreement, Stuart Turk, dated January 31, 2019		10-K	12/31/2018	10.8	4/1/2019
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data Files as its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition	X
104	Cover page formatted as Inline XBRL and contained in Exhibit 101	X

*Furnished, not filed.

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

TWO HANDS CORPORATION

Dated: April 1, 2024	By: /s/ Nadav Elituv Name: Nadav Elituv Title: President, Chief Executive Officer and Director (Principal Executive Officer)

By: /s/ Steven Gryfe Name: Steven Gryfe Title: Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the date indicated.

SIGNATURE	TITLE	DATE

By: /s/ Nadav Elituv Nadav Elituv	President, Chief Executive Officer and Director (Principal Executive Officer)	April 1, 2024

By: /s/ Steven Gryfe Steven Gryfe	Chief Financial Officer (Principal Financial and Accounting Officer)	April 1, 2024

By: /s/ Ryan Wilson Ryan Wilson	Director	April 1, 2024

By: /s/ Bradley Southam Bradley Southam	Director	April 1, 2024

