Form 10-Q
period 2024-03-31
Two Hands Corp
filed 2024-05-15
CIK 1494413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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
1

Securities registered under Section 12(g) of the Act:

Common Stock, $.0001 Par Value

(Title of class)

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 10, 2024, the issuer had 380,815,629 shares of its common stock issued and outstanding, par value $0.0001 per share.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains "forward-looking statements" that involve risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in our Form 10-K filed on April 1, 2024, and other filings we make with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

The following discussion and analysis of financial condition and results of operations is based upon and should be read in conjunction with our audited financial statements and related notes thereto included elsewhere in this report, and in our Form 10-K filed on April 1, 2024.

3

TWO HANDS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2024

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

TWO HANDS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets
Cash	$11,360	$24,351
Accounts receivable, net	111,835	92,561
VAT taxes receivable	2,827	3,080
Inventory	80,399	39,489
Prepaid expenses	—	10,000
Total current assets	206,421	169,481

Property and equipment, net	8,478	9,513
Operating lease right-of-use asset	13,128	15,559

Total assets	$228,027	$194,553

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$517,745	$523,486
Due to related party	805,273	883,534
Notes payable	111,134	113,333
Line of credit	730,136	629,507
Current portion of operating lease right-of-use liability	8,665	8,759
Total current liabilities	2,172,953	2,158,619
Long-term liabilities
Promissory notes	252,528	247,862
Non-redeemable convertible notes, net	521,623	502,500
Operating lease right-of-use liability, net of current portion	4,463	6,800
Total long-term liabilities	778,614	757,162

Total liabilities	2,951,567	2,915,781

Commitments and Contingencies	—	—

Temporary equity
Series A convertible preferred stock; $0.01 par value; 200,000 shares designated, 0 shares issued and outstanding	—	—
Series B convertible preferred stock; $0.01 par value; 100,000 shares designated, 0 shares issued and outstanding	—	—
Series C convertible preferred stock; $0.001 par value; 150,000 shares designated, 80,000 shares and 80,000 shares issued and outstanding, respectively	76,116	76,116
Series D convertible preferred stock; $0.001 par value; 200,000 shares designated, 0 shares issued and outstanding	—	—
Series E convertible preferred stock; $0.0001 par value; 300,000 shares designated, 0 shares issued and outstanding	—	—
Total temporary equity	76,116	76,116

Stockholder's deficit
Preferred stock; $0.001 par value; 1,000,000 shares authorized, 0 issued and outstanding	—	—
Common stock; $0.0001 par value; 12,000,000,000 shares authorized, 108,740,329 and 42,090,329 shares issued and outstanding, respectively	10,875	4,210
Additional paid-in capital	90,023,689	89,278,354
Accumulated other comprehensive income	34,104	6,270
Accumulated deficit	(92,868,324)	(92,086,178)
Total stockholders' deficit	(2,799,656)	(2,797,344)

Total liabilities and stockholders' deficit	$228,027	$194,553

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

TWO HANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	For the three months ended March 31,
	2024	2023

Sales	$163,477	$175,445
Cost of goods sold	148,488	159,996
Gross profit	14,989	15,449

Operating expenses
General and administrative	305,190	365,706
Total operating expenses	305,190	365,706

Loss from operations	(290,201)	(350,257)

Other income (expense)
Amortization of debt discount and interest expense	(41,810)	(37,677)
Loss on settlement of non-redeemable convertible notes	(450,135)	(117,550)
Total other income (expense)	(491,945)	(155,227)

Net loss	(782,146)	(505,484)

Other comprehensive (loss) income
Foreign currency translation adjustment	27,834	(7,088)
Total other comprehensive (loss) income	27,834	(7,088)

Comprehensive loss	$(754,312)	$(512,572)

Net loss per common share - basic and diluted	$(0.01)	$(3.12)
Weighted average number of common shares outstanding - basic	60,258,460	161,969
The accompanying footnotes are an integral part of these unaudited condensed financial statements.

TWO HANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the three months ended March 31, 2024 and 2023
(Unaudited)

	Common Stock		Common Stock to be	Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Issued	Capital	Income	Deficit	Deficit
Balance, December 31, 2023	42,090,329	$4,210	$—	$89,278,354	$6,270	$(92,086,178)	$(2,797,344)

Stock issued for conversion of non-redeemable convertible notes	58,650,000	5,865	—	450,135	—	—	456,000
Stock issued for settlement of debt - related party	8,000,000	800	—	295,200	—	—	296,000
Foreign currency translation adjustment	—	—	—	—	27,834	—	27,834
Net loss	—	—	—	—	—	(782,146)	(782,146)
Balance, March 31, 2024	108,740,329	$10,875	$—	$90,023,689	$34,104	$(92,868,324)	$(2,799,656)

	Common Stock		Common Stock to be	Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Issued	Capital	Income	Deficit	Deficit
Balance, December 31, 2022	137,403	$13	$336,000	$78,909,154	$39,141	$(83,922,516)	$(4,638,208)

Stock issued for conversion of non-redeemable convertible notes	41,500	4	—	121,696	—	—	121,700
Stock issued for settlement of debt - related party	7,324	1	—	274,792	—	—	274,793
Stock issued for the conversion of Series B convertible preferred stock	7,000	1	—	69,860	—	—	69,861
Foreign currency translation adjustment	—	—	—	—	(7,088)	—	(7,088)
Net loss	—	—	—	—	—	(505,484)	(505,484)
Balance, March 31, 2023	193,227	$19	$336,000	$79,375,502	$32,053	$(84,428,000)	$(4,684,426)

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

TWO HANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(782,146)	$(505,484)
Adjustments to reconcile net loss
to cash used in operating activities
Depreciation and amortization	2,966	3,304
Bad debt	2,633	3,003
Amortization of debt discount	41,810	37,677
Loss on settlement of non-redeemable convertible notes	450,135	117,550
Change in operating assets and liabilities
Accounts and taxes receivable	(23,745)	(31,099)
Prepaid expense	10,000	—
Inventory	(41,875)	17,789
Deferred revenue	—	(6,727)
Accounts payable and accrued liabilities	208,148	167,362
Operating lease right-of-use liability	(2,122)	(2,034)
Net cash used in operating activities	(134,196)	(198,659)

Cash flows from investing activities
Purchase of property and equipment	—	—
Net cash used in investing activities	—	—

Cash flow from financing activities
Expenses paid for by related party	24,255	22,334
Repayment of advances to related party	(4,422)	(15,356)
Proceeds from notes payable	—	70,696
Proceeds from line of credit	101,822	105,053
Net cash provided by financing activities	121,655	182,727

Change in foreign exchange	(450)	53

Net change in cash	(12,991)	(15,879)

Cash, beginning of the period	24,351	17,137

Cash, end of the period	$11,360	$1,258

Cash paid during the period
Interest paid	$—	$—
Income taxes paid	$—	$—

Supplemental disclosure of non-cash investing and financing activities
Stock issued to settle due to related party	$296,000	$188,871
Stock issued to settle promissory note - related party	$—	$85,922
Stock issued to settle non-redeemable convertible notes	$456,000	$121,700
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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Two Hands Corporation have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the annual financial statements for the year ended December 31, 2023 of Two Hands Corporation in our Form 10-K filed on April 1, 2024.

The interim financial statements present the balance sheets, statements of operations, stockholders’ deficit and cash flows of Two Hands Corporation. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2024 and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the three months ended March 31, 2024, the Company incurred a net loss of $782,146 and used cash in operating activities of $134,196, and on March 31, 2024, had stockholders’ deficit of $2,799,656 and an accumulated deficit of $92,868,324. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date that the financial statements are issued. The Company will be dependent upon the raising of additional capital through placement of its common stock in order to implement its business plan. There can be no assurance that the Company will be successful in this situation. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might result from this uncertainty. We are currently funding our operations by way of cash advances from our Chief Executive Officer, note holders, shareholders and others; however, we do not have any oral or written agreements with them or others to loan or advance funds to us. There can be no assurances that we will be able to receive loans or advances from them or other persons in the future.

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

CONCENTRATIONS

The following table summarizes accounts receivable and revenue concentrations:

	Accounts receivable on March 31, 2024	Revenue for the three months ended March 31, 2024
Customer #1	18%	—
Total concentration	18%	—%

The following table summarizes accounts payable and purchases concentrations:

	Accounts payable on March 31, 2024	Purchases for the three months ended March 31, 2024
Supplier #1	13%	43%
Supplier #2	12%	15%
Supplier #3	11%	—
Supplier #4	11%	—
Supplier #5	—	15%
Supplier #6	—	12%
Supplier #7	—	11%
Total concentration	47%	96%

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

The allowance for doubtful accounts on March 31, 2024 and December 31, 2023 is $105,549 and $105,072, respectively.

INVENTORY

Inventory consisting of groceries and dry goods are measured at the lower of cost and net realizable value. Cost is determined pursuant to the first-in first out (“FIFO”) method. The cost of inventory includes the purchase price, shipping and handling costs incurred to bring the inventories to their present location and condition. Inventory with a short shelf life that is not utilized within the planned period are immediately expensed in the statement of operations. Estimated gross profit rates are used to determine the cost of goods sold in the interim periods. Any significant adjustment that results from the reconciliation with annual physical inventory is disclosed. On March 31, 2024 and December 31, 2023, the inventory valuation allowance was $0.

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

During the three months ended March 31, 2024 and 2023, the Company had revenue of $163,477 and $175,445, respectively. In 2024, the Company recognized revenue of $0 from the sale of groceries to consumers via the gocart.city online grocery delivery application and $163,477 from the sale of dry goods and produce to other customers. In 2023 the Company recognized revenue of $12,805 from the sale of groceries to consumers via the gocart.city online grocery delivery application and $162,640 from the sale of dry goods and produce to other customers.

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

NET LOSS PER SHARE

Basic net income (loss) per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period increased to include the number of additional common shares that would have been outstanding if potentially dilutive securities had been issued Dilutive net loss per share for common stock is calculated utilizing the if-converted method which assumes the conversion of all Series C Stock to common stock. On March 31, 2024 and December 31, 2023, we excluded the common stock issuable upon conversion of non-redeemable convertible notes, and Series C Stock of 6,003,349,000 shares and 5,056,999,100 shares, respectively, as their effect would have been anti-dilutive.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). This update amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity's own equity and improves and amends the related EPS guidance for both Subtopics. This standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2023, which means it will be effective for our fiscal year beginning January 1, 2024. The Company recognizes there will be an impact on how conversions are calculated which may require recognition of gains or losses. However, the Company believes, through their evaluation, there is no material impact this new guidance will have on its financial statements.

In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment’s profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is also permitted. The Company is currently evaluating the provisions of the amendments and the impact on its financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the provisions of the amendments and the impact on its financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

NOTE 3 – NON-REDEEMABLE CONVERTIBLE NOTES

On January 8, 2018, the Company entered into a Side Letter Agreement (“Note”) with a non-related investor, Stuart Turk, to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $244,065 issued by the Company during the period of July 2014 and December 2017. The issue price of the Note is $244,065 with a face value of $292,878 and the Note has an original maturity date of December 31, 2018 which is subject to automatic annual renewal. On June 29, 2021, the Company and Stuart Turk entered into an Agreement to change the original maturity date of the Note to December 31, 2025. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on December 31 each year, the outstanding face amount of the Note increases by 20% on January 1 the following year. During the three ended March 31, 2024, the Company elected to convert $5,095 of principal and interest into 50,950,000 shares of common stock of the Company at a conversion price of $0.0001 per share. These conversions resulted in a loss on debt settlement of $419,335 due to the requirement to record the share issuance at fair value on the date the shares were issued. The consolidated statement of operations includes interest expense of $5,719 and $9,262 for the three months ended March 31, 2024 and 2023, respectively. On March 31, 2024 and December 31, 2023, the carrying amount of the Note is $115,628 (face value of $132,910 less $17,282 unamortized discount) and $115,004 (face value of $115,004 less $0 unamortized discount), respectively.

On May 10, 2018, the Company entered into a Side Letter Agreement (“Note”) with a non-related investor, Jordan Turk, to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $35,000 issued by the Company on May 9, 2018. The issue price of the Note is $35,000 with a face value of $42,000 and the Note has an original maturity date of December 31, 2018 which is subject to automatic annual renewal. On June 29, 2021, the Company and Jordan Turk entered into an Agreement to change the original maturity date of the Note to December 31, 2025. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on December 31 each year, the outstanding face amount of the Note increases by 20% on January 1 the following year. During the three months ended March 31, 2024, the Company elected to convert $770 of principal and interest into 7,700,000 shares of common stock of the Company at a conversion price of $0.0001 per share. These conversions resulted in a loss on debt settlement of $30,800 due to the requirement to record the share issuance at fair value on the date the shares were issued. The consolidated statement of operations includes interest expense of $94 and $418 for the three months ended March 31, 2024 and 2023, respectively. On March 31, 2024 and December 31, 2023, the carrying amount of the Note is $1,210 (face value of $1,493 less $283 unamortized discount) and $1,885 (face value of $1,885 less $0 unamortized discount), respectively.

On September 13, 2018, the Company entered into a Side Letter Agreement (“Note”) with a non-related investor, Jordan Turk, to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $40,000 issued by the Company during the period of July 10, 2018 to September 13, 2018. The issue price of the Note is $40,000 with a face value of $48,000 and the Note has an original maturity date of December 31, 2018 which is subject to automatic annual renewal. On June 29, 2021, the Company and Jordan Turk entered into an Agreement to change the original maturity date of the Note to December 31, 2025. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on December 31 each year, the outstanding face amount of the Note increases by 20% on January 1 the following year. The consolidated statement of operations includes interest expense of $5,939 and $4,908 for the three months ended March 31, 2024 and 2023, respectively. On March 31, 2024 and December 31, 2023, the carrying amount of the Note is $125,378 (face value of $143,327 less $17,949 unamortized discount) and $119,440 (face value of $119,440 less $0 unamortized discount), respectively.

On January 31, 2019, the Company entered into a Side Letter Agreement (“Note”) with Stuart Turk to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $106,968 issued by the Company during the period of January 3, 2018 to December 28, 2018. The issue price of the Note is $106,968 with a face value of $128,362 and the Note has an original maturity date of December 31, 2019 which is subject to automatic annual renewal. On June 29, 2021, the Company and Stuart Turk entered into an Agreement to change the original maturity date of the Note to December 31, 2025. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on December 31 each year, the outstanding face amount of the Note increases by 20% on January 1 the following year. The consolidated statement of operations includes interest expense of $13,236 and $10,939 for the three months ended March 31, 2024 and 2023, respectively. On March 31, 2024 and December 31, 2023, the carrying amount of the Note is $279,407 (face value of $319,405 less $39,998 unamortized discount) and $266,171 (face value of $266,171 less $0 unamortized discount), respectively.

NOTE 4 – LEASES

The Company entered into an operating lease agreement on October 14, 2021 for an automobile, resulting in the recording of an initial liability and corresponding right-of-use asset of $35,906. The weighted-average remaining non-cancelable lease term for the Company’s operating lease was 1.50 years at March 31, 2024. The weighted-average discount rate was 3.96% at March 31, 2024.

The Company’s operating lease expires in 2025. The following shows future lease payments for the remaining periods under operating lease at March 31, 2024:

Periods ending December 31,	Operating Lease Commitments
2024	$10,234
2025	7,676
Total operating lease commitments	17,910
Less: imputed interest	(4,782)
Total right-of-use liability	$13,128

The Company’s discounted current right-of-use lease liability and discounted non-current right-of-use lease liability on March 31, 2024 is $8,665 and $4,463, respectively.

Operating leases expense for the three months ended March 31, 2024 is $2,559.

NOTE 5 – LINE OF CREDIT

On April 14, 2022, the Company entered into a binding Grid Promissory Note and Credit Facility Agreement (the “Line of Credit”) with The Cellular Connection Ltd. (the “Lender”) Pursuant to the Line of Credit, the Company can borrow from the Lender up to CAD $750,000 in principal in increments of at least CAD $50,000 upon five business days’ notice. The line of credit is due on May 1, 2024 and the outstanding principal bears interest at 8% per annum, payable monthly. Any indebtedness under the Line of Credit are secured against accounts receivable and inventory of the Company, and is convertible into shares of common stock of the Company at the Company’s option any time after twelve months from the first advance at a conversion price of $0.10 per share, subject to a restriction on the Lender holding more than 4.99% of the Company’s Common Shares. As of March 31, 2024 and December 31, 2023, the Line of Credit of $730,136 (principal $677,716 (CAD $917,693) and interest of $52,420) and $629,507 (principal $588,295 (CAD $780,336) and interest of $41,212), respectively, was outstanding. The consolidated statement of operations includes interest expense of $12,097 and $6,771 for the three months ended March 31, 2024 and 2023, respectively.

NOTE 6 – NOTES PAYABLE

As of March 31, 2024 and December 31, 2023, notes payable due to Piero Manzini, and The Cellular Connection Limited, a corporation controlled by Stuart Turk, totaling $109,650 and $113,333, respectively, were outstanding. The balances are non-interest bearing, unsecured and have no specified terms of repayment.

NOTE 7 – PROMISSORY NOTES

Promissory Notes

As of March 31, 2024 and December 31, 2023, promissory notes of $252,528 (principal $186,672 and interest of $65,856) and of $247,862 (principal $186,672 and interest of $61,190), respectively, were outstanding. The promissory notes bears interest of 10% per annum, are unsecured and mature on December 31, 2025.

Promissory Notes – Related Party

As of March 31, 2024 and December 31, 2023, promissory note – related party of $0 and $0, respectively, were outstanding. The promissory notes – related party bear interest of 10% per annum, are unsecured, mature on December 31, 2025 and are due to 2130555 Ontario Limited, a Company controlled by Nadav Elituv, the Company's Chief Executive Officer. On February 2, 2023, the Company issued common stock to settle debt – related party with a carrying value of $274,793.

NOTE 8 – RELATED PARTY TRANSACTIONS

As of March 31, 2024 and December 31, 2023, advances and accrued salary of $805,273 and $883,534, respectively, were due to Nadav Elituv, the Company's Chief Executive Officer. The balance is non-interest bearing, unsecured and have no specified terms of repayment.

During the three months ended March 31, 2024, the Company issued advances due to related party for $24,255 for expenses paid on behalf of the Company and advances due to related party were repaid by the Company with $4,422 in cash. In addition, the Company accrued salary of $203,172 due to Nadav Elituv for services provided during the three months ended March 31, 2024. On February 26, 2024, the Company issued common stock to settle due to related party with a carrying value of $296,000 (Note 10).

During the three months ended March 31, 2023, the Company issued advances due to related party for $22,334 of expenses paid on behalf of the Company and advances due to related party were repaid by the Company with $15,356 in cash. In addition, the Company accrued salary of $198,787 due to Nadav Elituv for services provided during the three months ended March 31, 2023. On February 2, 2023, the Company issued common stock to settle due to related party with a carrying value of $188,871.

During the three months ended March 31, 2024 and 2023, the Company paid Linus Creative Services, a business controlled by Bradley Southam, a director of the Company, $0 and $2,661, respectively, for advertising services.

Employment Agreements

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

On July 1, 2023, entered into a consulting agreement to pay 2130555 Ontario Limited, a Company controlled by Nadav Elituv, a monthly consulting fee of $18,000 (CAD $24,000 per month) for services for the period from July 1, 2023 to December 31, 2023.

On January 1, 2024, entered into a consulting agreement to pay 2130555 Ontario Limited, a Company controlled by Nadav Elituv, a monthly consulting fee of CAD $24,000 per month for services for the period from January 1, 2024 to December 31, 2024.

Stock-based compensation – salaries expense related to these employment agreements for the three months ended March 31, 2024 and 2023 is $0 and $0, respectively. Stock-based compensation – salaries expense was recognized ratably over the requisite service period.

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

Series A Stock, Series B Stock, Series C Stock, Series D Stock and Series E Stock has been classified as temporary equity (outside of permanent equity) on the consolidated balance sheet on March 31, 2024 and December 31, 2023, since share settlement is not within the control of the Company.

NOTE 10 - STOCKHOLDERS' EQUITY

The Company is authorized to issue an aggregate of 12,000,000,000 common shares with a par value of $0.0001 per share and 1,000,000 shares of preferred stock with a par value of $0.0001 per share.

On August 22, 2023, pursuant to stockholder consent, our Board of Directors authorized an amendment (the "Amendment") to our Certificate of Incorporation, as amended, to effect a reverse stock split of the issued and outstanding shares of our common stock, par value $0.0001, on a 1 for 1,000 bases. We filed the Amendment with the Delaware Secretary of State on August 22, 2023. On September 21, 2023 the Financial Industry Regulatory Authority, Inc. notified us that the reverse stock split would take effect on September 29, 2023. All common stock share and per-share amounts for all periods presented in these consolidated financial statements have been adjusted retroactively to reflect the reverse stock split.

During the three months ended March 31, 2024, the Company elected to convert $5,865 of principal and interest of non-redeemable convertible notes into 58,650,000 shares of common stock of the Company with a fair value of $456,000 resulting in a loss of extinguishment of debt of $450,135.

On February 26, 2024, the Company agreed to issue 8,000,000 shares of common stock with a fair value of $109,600 to settle accrued salary and expenses of $296,000 (CAD $400,000) due to Nadav Elituv, the Chief Executive Officer of the Company resulting an increase in additional paid-in capital of $186,400.

NOTE 11 - SUBSEQUENT EVENTS

From April 1, 2024 to May 10, 2024, the Company elected to convert $27,208 of principal and interest of non-redeemable convertible notes into 272,075,300 shares of common stock of the Company with a fair value of $108,274 resulting in a loss of extinguishment of debt of $81,066.

The Company entered into a The Side Letter Agreement (“Note”) dated May 10, 2018 with a non-related investor, Jordan Turk, to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $35,000 issued by the Company on May 9, 2018. This Note was paid in full on April 29, 2024.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). This update amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity's own equity and improves and amends the related EPS guidance for both Subtopics. This standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2023, which means it will be effective for our fiscal year beginning January 1, 2024. The Company recognizes there will be an impact on how conversions are calculated which may require recognition of gains or losses. However, the Company believes, through their evaluation, there is no material impact this new guidance will have on its financial statements.

In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment’s profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is also permitted. The Company is currently evaluating the provisions of the amendments and the impact on its financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the provisions of the amendments and the impact on its financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

Sales, Cost of goods sold, Gross profit:

	Three months ended March 31,		Change
	2024 $	2023 $	$	%
Sales	163,477	175,445	(11,968	(7)
Cost of goods sold	148,488	159,996	(11,508)	(7)
Gross profit	14,989	15,449	(460)	(3)
Gross profit %	9.2%	8.8%

Breakdown of sales by branch:

	Three months ended March 31,		Change
	2024 $	2023 $	$	%
gocart.city – online delivery	—	12,805	(12,805)	(100)
Grocery Originals and Cuore Food Service – retail and wholesale distribution	163,477	162,640	837	1
Total sales	163,477	175,445	(11,968)	(7)

The gocart.city grocery delivery application was released in early June 2020 and gocart.city wholesale commenced sale of dry goods and produce to other businesses in July 2020. Our revenue from gocart.city – online delivery was primarily due to the recognition of revenue from expired grocery vouchers. gocart.city – online delivery was sold on May 1, 2023.

Sales and gross profit percentage is consistent from 2023 to 2024.

Operating expenses:

	Three months ended March 31,		Change
	2024 $	2023 $	$	%
Salaries and benefits	163,000	195,571	(32,571)	(17)
Occupancy expense	10,564	18,427	(7,863)	(43)
Advertising and travel	(33,043)	6,595	(39,638)	(601)
Auto expenses	5,058	8,121	(3,063)	(38)
Consulting	77,094	60,081	17,013	28
Depreciation and Amortization	2,966	3,305	(339)	(10)
Bad debt	2,633	3,003	(370)	(12)
Office and general expenses	17,115	13,325	3,790	28
Professional fees	56,870	52,597	4,273	8
Freight and delivery	2,933	4,681	(1,748)	(37)
Total operating expenses	305,190	365,706	(60,516)	(17)

Our total operating expenses for the three months ended March 31, 2024 was $305,190, compared to $365,706, for the three months ended March 31, 2023, respectively. The decrease in total operating expense is primarily due to a $60,000 recovery on a service contract.

Salaries and benefits for the three months ended March 31, 2024 and 2023, comprise primarily of accrued but unpaid salary due to Nadav Elituv, our Chief Executive Officer, of $150,000 and $150,000, respectively.

For the three months ended March 31, 2024, consulting comprises primarily of (i) $53,374 for consulting fees payable under a consulting agreement with 2130555 Ontario Limited, a Company controlled by Nadav Elituv and (ii) $23,720 paid to contractors to manage our grocery business The amount paid to contractors managing our grocery business increased in 2024 due to fewer employees being paid on regular payroll.

For the three months ended March 31, 2023, consulting comprises primarily of (i) $48,787 for consulting fees payable under a consulting agreement with 2130555 Ontario Limited, a Company controlled by Nadav Elituv and (ii) $11,294 paid to contractors to manage our grocery business.

On January 1, 2024, entered into a consulting agreement to pay 2130555 Ontario Limited, a Company controlled by Nadav Elituv, a monthly consulting fee of CAD $24,000 per month for services for the period from January 1, 2024 to December 31, 2024.

Other income (expense):

	Three months ended March 31,		Change
	2024 $	2023 $	$	%
Amortization of debt discount and interest expense	(41,810)	(37,677)	(4,133)	11
Loss on settlement of non-redeemable convertible notes	(450,135)	(117,550)	(332,585)	283
Total operating expenses	(491,945)	(155,227)	(336,718)	217

Amortization of debt discount and interest expense for the three months ended March 31, 2024 was $41,810, compared to $37,677 for the three months ended March 31, 2023. Amortization of debt discount and interest expense relates to the issuance of non-redeemable convertible notes and promissory notes.

During the three months ended March 31, 2024 and 2023, the Company elected to convert $5,865 and $4,150 of principal and interest of a non-redeemable convertible note into 58,650,000 and 41,500 shares of common stock of the Company resulting in a loss on settlement of debt of $450,135 and $117,550, respectively.

Net loss for the period:

	Three months ended March 31,		Change
	2024 $	2023 $	$	%
Net loss for the period	(782,146)	(505,484)	(276,662)	55

Our net loss for the three months ended March 31, 2024 was $782,146, compared to $505,484 for the three months ended March 31, 2023, respectively. Our losses during the three months ended March 31, 2024 and 2023 are primarily due to costs associated with professional fees, compensation due to our CEO, interest expense and loss on settlement of non-redeemable convertible notes.

QUARTERLY RESULTS OF OPERATIONS

The following is a summary of selected quarterly information that has been derived from the financial statements of the Company. This summary should be read in conjunction with the consolidated financial statements of the Company.

Quarter Ended	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022
Sales	$163,477	$198,266	$212,453	$197,324	$175,446	$168,790	$172,782	$190,691
Gross profit	$14,989	$(20,815)	$55,262	$12,216	$15,449	$21,299	$13,659	$(6,278)
Operating expenses	$(305,190)	$(391,043)	$(307,223)	$(277,327)	$(365,706)	$(2,759,699)	$(304,452)	$(14,021,263)
Other income (expense)	$(491,945)	$(6,151,405)	$(313,869)	$(263,974)	$(155,227)	$(194,174)	$(768,587)	$(2,320,020)
Net loss for the period	$(782,146)	$(6,563,263)	$(565,830)	$(529,085)	$(505,484)	$(2,932,573)	$(1,059,380)	$(16,347,561)
Basic net income (loss) per share	$(0.01)	$(0.17)	$1.33	$(0.00)	$(0.00)	$(20.00)	$(10.00)	$(180.00)
Diluted net loss per share	$(0.01)	$(0.17)	$(0.01)	$(0.00)	$(0.00)	$(20.00)	$(10.00)	$(180.00)

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2024

Cash flows used in operating activities

	Three months ended March 31,		Change
	2024 $	2023 $	$	%
Net cash used in operating activities	(134,196)	(198,659)	64,463	(32)

Our net cash used in operating activities for the three months ended March 31, 2024 and 2023 is $134,196 and $198,659, respectively. Our net loss for the three months ended March 31, 2024 of $782,146 was the main contributing factor for our negative cash flow. We were able to mostly offset the cash used in operating activities by using our stock to pay for expenses such as, amortization of debt discount of $41,810 and loss on debt settlement of $450,135.

Cash flows used in investing activities

	Three months ended March 31,		Change
	2024 $	2023 $	$	%
Net cash used in investing activities	—	—	—	—

Cash flows from financing activities

	Three months ended March 31,		Change
	2024 $	2023 $	$	%
Net cash from financing activities	121,655	182,727	(61,072)	(33)

Our net cash provided by financing activities for the three months ended March 31, 2024 and 2023 is $121,655 and $182,727, respectively.

During the three months ended March 31, 2024, the Company received $101,822 (CAD $137,356) in cash from its line of credit with The Cellular Connection Ltd. dated April 14, 2022, net cash advances from related party of $24,255. The cash advances are non-interest bearing, unsecured and have no specific terms of repayment.

As of March 31, 2024, we had cash of $11,360, working capital (deficiency) of $(1,966,532) and total liabilities of $2,951,567.

Our working capital as of March 31, 2024 and December 31, 2023 is as follows:

	March 31, 2024	December 31, 2023
Current assets	$206,421	$169,481
Current liabilities	2,172,953	2,158,619
Working capital (Deficiency)	$(1,966,532)	$(1,989,138)

The Company is continuing to focus improving cash flows from operations by reducing incentives to customers, by making purchases from different suppliers, accelerating the collection of accounts receivable, reducing expenses, managing accounts payable balances and by paying our officers, directors, consultants and staff with our stock.

The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the three months ended March 31, 2024, the Company incurred a net loss of $782,146 and used cash in operating activities of $134,196, and on March 31, 2024, had stockholders’ deficit of $2,799,656 and an accumulated deficit of $92,868,324. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The Company’s independent registered public accounting firm, in their report on the Company’s financial statements for the year ended December 31, 2023, contains an explanatory paragraph regarding the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty should we be unable to continue as a going concern.

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

On April 14, 2022, the Company entered into a binding Line of Credit with The Cellular Connection Ltd. Pursuant to the Line of Credit, the Company can borrow from the Lender up to CAD $0 (CAD $750,000 available on the Line of Credit less CAD $917,693 of funds drawn and outstanding on March 31, 2024) in principal. The Lender has provided verbal assurances that the Company may continue to borrow additional funds at the same terms as the Line of Credit. From April 1, 2024 to May 10, 2024, the Company received cash advances of $26,116 (CAD$35,364) from the Lender. These is no guarantee that the Lender will continue to advance cash to the Company. If required, we expect to be able to secure additional capital through advances from our Chief Executive Officer, note holders, shareholders and others in order to pay expenses such as organizational costs, filing fees, accounting fees and legal fees, however, we do not have any written or oral agreements with any other third parties which require them to fund our operations. Although there can be no assurances that we will be able to obtain such funds in the future, the Company has been able to secure financing to continue operations since its inception on April 3, 2009. We are currently quoted on OTC Pink.. If we need additional capital in the next twelve months and if we cannot raise such capital on acceptable terms, we may have to curtail our operations or terminate our business entirely.

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

Commitments for future capital expenditures on March 31, 2024 is as follows:

	Payments Due by Period
Contractual obligations	Total $	Less than 1 year $	1 - 3 years $	4 – 5 years $	After 5 years $
Accounts payable and accrued liabilities	517,745	517,745	—	—	—
Debt	1,899,071	1,646,543	252,528	—	—
Deferred revenue	—	—	—	—	—
Non-redeemable convertible notes	521,623	—	521,623	—	—
Financial lease Obligations	—	—	—	—	—
Operating leases(1)	13,128	8,665	4,463	—	—
Purchase obligations	—	—	—	—	—
Total contractual obligations	2,951,567	2,172,953	778,614	—	—

Notes:

(1)	Leases for retail space, equipment and warehousing are currently month to month. Deliveries are currently outsourced.

OPERATING CAPITAL AND CAPITAL EXPENDITURE REQUIREMENTS

We are currently funding our operations by way of cash advances from our Chief Executive Officer, note holders, shareholders and others. We hope to be able to compensate our independent contractors with stock-based compensation, which will not require us to use our cash, although there can be no assurances that we will be successful in these efforts. On April 14, 2022, the Company entered into a binding Line of Credit with The Cellular Connection Ltd. Pursuant to the Line of Credit, the Company can borrow from the Lender up to up to CAD $0 (CAD $750,000 available on the Line of Credit less CAD $917,693 of funds drawn and outstanding on March 31, 2024) in principal. The Lender has provided verbal assurances that the Company may continue to borrow additional funds at the same terms as the Line of Credit. From April 1, 2024 to May 10, 2024, the Company received cash advances of $26,116 (CAD$35,364) from the Lender. These is no guarantee that the Lender will continue to advance cash to the Company. If required, we expect to be able to secure additional capital through advances from our Chief Executive Officer, note holders, shareholders and others in order to pay expenses such as organizational costs, filing fees, accounting fees and legal fees, however, we do not have any written or oral agreements with any other third parties which require them to fund our operations. The loans from our Chief Executive Officer, note holders, shareholders and others are unsecured and non-interest bearing and have no set terms of repayment. Our common stock started trading over the counter and has been quoted on the Over-The Counter Bulletin Board since February 17, 2011. The stock currently trades under the symbol “TWOH.OB.”

RELATED PARTY TRANSACTIONS

Three months ended March 31, 2024 and 2023

Due to Related Party

As of March 31, 2024 and December 31, 2023, advances and accrued salary of $805,273 and $883,534, respectively, were due to Nadav Elituv, the Company's Chief Executive Officer. The balance is non-interest bearing, unsecured and have no specified terms of repayment.

During the three months ended March 31, 2024, the Company issued advances due to related party for $24,255 for expenses paid on behalf of the Company and advances due to related party were repaid by the Company with $4,422 in cash. In addition, the Company accrued salary of $203,172 due to Nadav Elituv for services provided during the three months ended March 31, 2024. On February 26, 2024, the Company issued common stock to settle due to related party with a carrying value of $296,000 (Note 10).

During the three months ended March 31, 2023, the Company issued advances due to related party for $22,334 of expenses paid on behalf of the Company and advances due to related party were repaid by the Company with $15,356 in cash. In addition, the Company accrued salary of $198,787 due to Nadav Elituv for services provided during the three months ended March 31, 2023. On February 2, 2023, the Company issued common stock to settle due to related party with a carrying value of $188,871.

During the three months ended March 31, 2024 and 2023, the Company paid Linus Creative Services, a business controlled by Bradley Southam, a director of the Company, $0 and $2,661, respectively, for advertising services.

Promissory Notes – Related Party

As of March 31, 2024 and December 31, 2023, promissory note – related party of $0 and $0, respectively, were outstanding. The promissory notes – related party bear interest of 10% per annum, are unsecured, mature on December 31, 2025 and are due to 2130555 Ontario Limited, a Company controlled by Nadav Elituv, the Company's Chief Executive Officer. On February 2, 2023, the Company issued common stock to settle promissory note – related party and interest with a carrying value of $85,922.

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

CHANGES IN ACCOUNTING POLICIES INCLUDING INITIAL ADOPTION

Refer to Note 2 in the consolidated financial statements for the three months ended March 31, 2024 for information on accounting policies.

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

Refer to Note 2 in the consolidated financial statements for the three months ended March 31, 2024 for information on market risk.

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

OUTSTANDING SHARE DATA

As of May 10, 2024, the following securities were outstanding:

Common stock: 380,815,629 shares

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

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2024, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2024, the Company elected to convert $5,865 of principal and interest of non-redeemable convertible notes into 58,650,000 shares of common stock of the Company with a fair value of $456,000 resulting in a loss of extinguishment of debt of $450,135.

On February 26, 2024, the Company agreed to issue 8,000,000 shares of common stock with a fair value of $109,600 to settle accrued salary of $296,000 (CAD $400,000) due to Nadav Elituv, the Chief Executive Officer of the Company resulting an increase in additional paid-in capital of $186,400.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

During the quarter ended March 31, 2024, we did not have any defaults upon senior securities.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

During the quarter ended March 31, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

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

TWO HANDS CORPORATION

May 15, 2024	By: /s/ Nadav Elituv Nadav Elituv, President, Chief Executive Officer and Director (Principal Executive Officer)

By: /s/ Steven Gryfe Steven Gryfe, Chief Financial Officer (Principal Financial and Accounting Officer)

