Form 10-Q
period 2024-09-30
Two Hands Corp
filed 2024-11-18
CIK 1494413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Common Stock, $.0001 Par Value

(Title of class)

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 18, 2024, the issuer had 2,369,037,729 shares of its common stock issued and outstanding, par value $0.0001 per share.

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

3

TWO HANDS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2024

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

TWO HANDS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets
Cash	$11,958	$24,351
Accounts receivable, net	90,099	92,561
VAT taxes receivable	7,084	3,080
Inventory	42,391	39,489
Prepaid expenses	—	10,000
Total current assets	151,532	169,481

Property and equipment, net	7,046	9,513
Operating lease right-of-use asset	8,857	15,559

Total assets	$167,435	$194,553

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$491,820	$523,486
Due to related party	1,228,735	883,534
Notes payable	105,286	113,333
Line of credit	851,908	629,507
Current portion of operating lease right-of-use liability	8,857	8,759
Total current liabilities	2,686,606	2,158,619
Long-term liabilities
Promissory notes	250,865	247,862
Non-redeemable convertible notes, net	404,567	502,500
Operating lease right-of-use liability, net of current portion	—	6,800
Total long-term liabilities	655,432	757,162

Total liabilities	3,342,038	2,915,781

Commitments and Contingencies	—	—

Temporary equity
Series A convertible preferred stock; $0.01 par value; 200,000 shares designated, 0 shares issued and outstanding	—	—
Series B convertible preferred stock; $0.01 par value; 100,000 shares designated, 0 shares issued and outstanding	—	—
Series C convertible preferred stock; $0.001 par value; 150,000 shares designated, 80,000 shares and 80,000 shares issued and outstanding, respectively	76,116	76,116
Series D convertible preferred stock; $0.001 par value; 200,000 shares designated, 0 shares issued and outstanding	—	—
Series E convertible preferred stock; $0.0001 par value; 300,000 shares designated, 0 shares issued and outstanding	—	—
Total temporary equity	76,116	76,116

Stockholder's deficit
Preferred stock; $0.001 par value; 1,000,000 shares authorized, 0 issued and outstanding	—	—
Common stock; $0.0001 par value; 12,000,000,000 shares authorized, 2,020,406,829 and 42,090,329 shares issued and outstanding, respectively	202,042	4,210
Additional paid-in capital	90,215,116	89,278,354
Accumulated other comprehensive income	28,605	6,270
Accumulated deficit	(93,696,482)	(92,086,178)
Total stockholders' deficit	(3,250,719)	(2,797,344)

Total liabilities and stockholders' deficit	$167,435	$194,553
The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

TWO HANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023

Sales	$179,502	$212,453	$569,268	$585,222
Cost of goods sold	153,477	157,191	483,244	502,295
Gross profit	26,025	55,262	86,024	82,927

Operating expenses
General and administrative	300,665	307,223	917,354	950,345
Total operating expenses	300,665	307,223	917,354	950,345

Loss from operations	(274,640)	(251,961)	(831,330)	(867,418)

Other income (expense)
Amortization of debt discount and interest expense	(51,627)	(41,064)	(137,412)	(117,515)
Gain on disposition	—	—	—	50,839
Loss on settlement of non-redeemable convertible notes	(6,850)	(272,805)	(641,562)	(666,305)
Total other income (expense)	(58,477)	(313,869)	(778,974)	(732,981)

Net loss attributed to Two Hands Corporation	(333,117)	(565,830)	(1,610,304)	(1,600,399)

Add: deemed contribution - Series A Stock modification	—	190,040	—	190,040
Add: deemed contribution - Series C Stock modification	—	2,211,884	—	2,211,884

Net income (loss) attributed to Two Hands Corporation common stockholders	$(333,117)	$1,836,094	$(1,610,304)	$801,525

Other comprehensive income (loss)
Foreign currency translation adjustment	(18,945)	26,766	22,335	(770)
Total other comprehensive income (loss)	(18,945)	26,766	22,335	(770)

Comprehensive income (loss)	$(352,062)	$1,862,860	$(1,587,969)	$800,755

Net income (loss) per common share - basic	$(0.00)	$1.33	$(0.00)	$1.29
Net income (loss) per common share - diluted	$(0.00)	$(0.01)	$(0.00)	$(0.04)
Weighted average number of common shares outstanding - basic	1,664,375,273	1,375,748	741,361,000	620,585
Weighted average number of common shares outstanding - diluted	1,664,375,273	33,375,748	741,361,000	32,620,597
The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

TWO HANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the three and nine months ended September 30, 2024
(Unaudited)

	Common Stock		Common Stock to be	Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Issued	Capital	Income	Deficit	Deficit
Balance, June 30, 2024	1,175,345,629	$117,536	$—	$90,208,266	$47,550	$(93,363,365)	$(2,990,013)

Stock issued for conversion of non-redeemable convertible notes	670,061,200	67,006	—	6,850	—	—	73,856
Stock issued for settlement of promissory notes	175,000,000	17,500	—	—	—	—	17,500
Foreign currency translation adjustment	—	—	—	—	(18,945)	—	(18,945)
Net loss	—	—	—	—	—	(333,117)	(333,117)
Balance, September 30, 2024	2,020,406,829	$202,042	$—	$90,215,116	$28,605	$(93,696,482)	$(3,250,719)

	Common Stock		Common Stock to be	Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Issued	Capital	Income	Deficit	Deficit
Balance, December 31, 2023	42,090,329	$4,210	$—	$89,278,354	$6,270	$(92,086,178)	$(2,797,344)

Stock issued for conversion of non-redeemable convertible notes	1,795,316,500	179,532	—	641,562	—	—	821,094
Stock issued for settlement of debt - related party	8,000,000	800	—	295,200	—	—	296,000
Stock issued for settlement of promissory notes	175,000,000	17,500	—	—	—	—	17,500
Foreign currency translation adjustment	—	—	—	—	22,335	—	22,335
Net loss	—	—	—	—	—	(1,610,304)	(1,610,304)
Balance, September 30, 2024	2,020,406,829	$202,042	$—	$90,215,116	$28,605	$(93,696,482)	$(3,250,719)

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

TWO HANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(1,610,304)	$(1,600,399)
Adjustments to reconcile net loss to cash used in operating activities

Depreciation and amortization	8,651	9,657
Bad debt	1,276	(25,844)
Gain on disposition	—	(50,839)
Amortization of debt discount	137,412	117,515
Loss on settlement of non-redeemable convertible notes	641,562	666,305
Change in operating assets and liabilities
Accounts and taxes receivable	(4,603)	(48,953)
Prepaid expense	10,000	—
Inventory	(3,600)	14,979
Deferred revenue	—	(22,284)
Accounts payable and accrued liabilities	586,822	573,590
Operating lease right-of-use liability	(6,373)	(6,191)
Net cash used in operating activities	(239,157)	(372,464)

Cash flows from investing activities
Net cash used in investing activities	—	—

Cash flow from financing activities
Expenses paid for by related party	61,748	77,490
Repayment of advances to related party	(25,432)	(27,379)
Proceeds from notes payable	—	105,299
Repayment of notes payable	—	(7,057)
Proceeds from line of credit	190,976	234,417
Net cash provided by financing activities	227,292	382,770

Change in foreign exchange	(528)	(123)

Net change in cash	(12,393)	10,183

Cash, beginning of the period	24,351	17,137

Cash, end of the period	$11,958	$27,320

Cash paid during the period
Interest paid	$—	$—
Income taxes paid	$—	$—

Supplemental disclosure of non-cash investing and financing activities
Stock issued for settlement of debt - related party	$296,000	$188,871
Stock issued for settlement of promissory notes	$17,500	$—
Stock issued for settlement of promissory notes - related party	$—	$85,922
Stock issued to settle non-redeemable convertible notes	$821,094	$783,500
Issue of promissory notes to settle other promissory notes	$240,926	$—
Deemed contribution - Series A Stock Modification	$—	$190,040
Deemed contribution - Series C Stock Modification	$—	$2,211,884
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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2024 and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the nine months ended September 30, 2024, the Company incurred a net loss of $1,610,304 and used cash in operating activities of $239,157, and on September 30, 2024, had stockholders’ deficit of $3,250,719 and an accumulated deficit of $93,696,482. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date that the financial statements are issued. The Company will be dependent upon the raising of additional capital through placement of its common stock in order to implement its business plan. There can be no assurance that the Company will be successful in this situation. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might result from this uncertainty. We are currently funding our operations by way of cash advances from our Chief Executive Officer, note holders, shareholders and others; however, we do not have any oral or written agreements with them or others to loan or advance funds to us. There can be no assurances that we will be able to receive loans or advances from them or other persons in the future.

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

CONCENTRATIONS

The following table summarizes accounts receivable and revenue concentrations:

	Accounts receivable on September 30, 2024	Revenue for the nine months ended September 30, 2024
Customer #1	18%	—
Customer #2	12%	—
Total concentration	30%	—%

The following table summarizes accounts payable and purchases concentrations:

	Accounts payable on September 30, 2024	Purchases for the nine months ended September 30, 2024
Supplier #1	13%	—
Supplier #2	13%	—
Supplier #3	11%	—
Supplier #4	—	13%
Supplier #5	—	12%
Supplier #6	—	12%
Total concentration	37%	37%

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

The allowance for doubtful accounts on September 30, 2024 and December 31, 2023 is $104,433 and $105,072, respectively.

INVENTORY

Inventory consisting of groceries and dry goods are measured at the lower of cost and net realizable value. Cost is determined pursuant to the first-in first out(“FIFO”) method. The cost of inventory includes the purchase price, shipping and handling costs incurred to bring the inventories to their present location and condition. Inventory with a short shelf life that is not utilized within the planned period are immediately expensed in the statement of operations. Estimated gross profit rates are used to determine the cost of goods sold in the interim periods, unless physical inventory counts are performed. Any significant adjustment that results from the reconciliation with physical inventory counts is disclosed. On September 30, 2024 and December 31, 2023, the inventory valuation allowance was $0.

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

During the nine months ended September 30, 2024 and 2023, the Company had revenue of $569,268 and $585,222, respectively. In 2024, the Company recognized revenue of $569,268 from the sale of dry goods and produce to other customers. In 2023 the Company recognized revenue of $28,715 from the sale of groceries to consumers via the gocart.city online grocery delivery application and $556,507 from the sale of dry goods and produce to other customers.

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

NET LOSS PER SHARE

Basic net income (loss) per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period increased to include the number of additional common shares that would have been outstanding if potentially dilutive securities had been issued. Dilutive net loss per share for common stock is calculated utilizing the if-converted method which assumes the conversion of all Series C Stock to common stock. On September 30, 2024 and 2023, we excluded the common stock issuable upon conversion of non-redeemable convertible notes, and Series C Stock of 4,266,441,800 shares and 5,039,499,100 shares, respectively, as their effect would have been anti-dilutive.

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

NOTE 3 – NON-REDEEMABLE CONVERTIBLE NOTES

On January 8, 2018, the Company entered into a Side Letter Agreement (“Note”) with a non-related investor, Stuart Turk, to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $244,065 issued by the Company during the period of July 2014 and December 2017. The issue price of the Note is $244,065 with a face value of $292,878 and the Note has an original maturity date of December 31, 2018 which is subject to automatic annual renewal. On June 29, 2021, the Company and Stuart Turk entered into an Agreement to change the original maturity date of the Note to December 31, 2025. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on December 31 each year, the outstanding face amount of the Note increases by 20% on January 1 the following year. During the nine months ended September 30, 2024, the Company elected to convert $150,119 of principal and interest into 1,501,191,200 shares of common stock of the Company at a conversion price of $0.0001 per share. These conversions resulted in a loss on debt settlement of $342,225 due to the requirement to record the share issuance at fair value on the date the shares were issued. The consolidated statement of operations includes interest expense of $25,000 and $28,094 for the nine months ended September 30, 2024 and 2023, respectively, and $12,568 and $9,468 for the three months ended September 30, 2024 and 2023, respectively. On September 30, 2024 and December 31, 2023, the carrying amount of the Note is $0 (face value of $0 less $0 unamortized discount) and $115,004 (face value of $115,004 less $0 unamortized discount), respectively. This Note was paid in full on August 5, 2024.

On May 10, 2018, the Company entered into a Side Letter Agreement (“Note”) with a non-related investor, Jordan Turk, to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $35,000 issued by the Company on May 9, 2018. The issue price of the Note is $35,000 with a face value of $42,000 and the Note has an original maturity date of December 31, 2018 which is subject to automatic annual renewal. On June 29, 2021, the Company and Jordan Turk entered into an Agreement to change the original maturity date of the Note to December 31, 2025. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on December 31 each year, the outstanding face amount of the Note increases by 20% on January 1 the following year. During the nine months ended September 30, 2024, the Company elected to convert $2,263 of principal and interest into 22,625,300 shares of common stock of the Company at a conversion price of $0.0001 per share. These conversions resulted in a loss on debt settlement of $36,747 due to the requirement to record the share issuance at fair value on the date the shares were issued. The consolidated statement of operations includes interest expense of $377 and $1,267 for the nine months ended September 30, 2024 and 2023, respectively, and $0 and $427 for the three months ended September 30, 2024 and 2023, respectively. On September 30, 2024 and December 31, 2023, the carrying amount of the Note is $0 and $1,885 (face value of $1,885 less $0 unamortized discount), respectively. This Note was paid in full on April 29, 2024.

On September 13, 2018, the Company entered into a Side Letter Agreement (“Note”) with a non-related investor, Jordan Turk, to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $40,000 issued by the Company during the period of July 10, 2018 to September 13, 2018. The issue price of the Note is $40,000 with a face value of $48,000 and the Note has an original maturity date of December 31, 2018 which is subject to automatic annual renewal. On June 29, 2021, the Company and Jordan Turk entered into an Agreement to change the original maturity date of the Note to December 31, 2025. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on December 31 each year, the outstanding face amount of the Note increases by 20% on January 1 the following year. The consolidated statement of operations includes interest expense of $17,883 and $14,889 for the nine months ended September 30, 2024 and 2023, respectively, and $6,005 and $5,018 for the three months ended September 30, 2024 and 2023, respectively. On September 30, 2024 and December 31, 2023, the carrying amount of the Note is $137,323 (face value of $143,327 less $6,005 unamortized discount) and $119,440 (face value of $119,440 less $0 unamortized discount), respectively.

On January 31, 2019, the Company entered into a Side Letter Agreement (“Note”) with Stuart Turk to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $106,968 issued by the Company during the period of January 3, 2018 to December 28, 2018. The issue price of the Note is $106,968 with a face value of $128,362 and the Note has an original maturity date of December 31, 2019 which is subject to automatic annual renewal. On June 29, 2021, the Company and Stuart Turk entered into an Agreement to change the original maturity date of the Note to December 31, 2025. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on December 31 each year, the outstanding face amount of the Note increases by 20% on January 1 the following year. During the nine months ended September 30, 2024, the Company elected to convert $27,150 of principal and interest into 271,500,000 shares of common stock of the Company at a conversion price of $0.0001 per share. These conversions resulted in a loss on debt settlement of $262,590 due to the requirement to record the share issuance at fair value on the date the shares were issued. The consolidated statement of operations includes interest expense of $38,338 and $33,180 for the nine months ended September 30, 2024 and 2023, respectively, and $12,873 and $11,182 for the three months ended September 30, 2024 and 2023, respectively. On September 30, 2024 and December 31, 2023, the carrying amount of the Note is $267,244 (face value of $280,117 less $12,873 unamortized discount) and $266,171 (face value of $266,171 less $0 unamortized discount), respectively.

NOTE 4 – LEASES

The Company entered into an operating lease agreement on October 14, 2021 for an automobile, resulting in the recording of an initial liability and corresponding right-of-use asset of $35,906. The weighted-average remaining non-cancelable lease term for the Company’s operating lease was 1.50 years at September 30, 2024. The weighted-average discount rate was 3.96% at September 30, 2024.

The Company’s operating lease expires in 2025. The following shows future lease payments for the remaining periods under operating lease at September 30, 2024:

Periods ending December 31,	Operating Lease Commitments
2024	$2,546
2025	7,639
Total operating lease commitments	10,185
Less: imputed interest	(1,328)
Total right-of-use liability	$8,857

The Company’s discounted current right-of-use lease liability and discounted non-current right-of-use lease liability on September 30, 2024 is $8,857 and $0, respectively.

Operating leases expense for the nine months ended September 30, 2024 is $7,639.

NOTE 5 – LINE OF CREDIT

On April 14, 2022, the Company entered into a binding Grid Promissory Note and Credit Facility Agreement (the “Line of Credit”) with The Cellular Connection Ltd. (the “Lender”). Pursuant to the Line of Credit, the Company can borrow from the Lender up to CAD $750,000 in principal in increments of at least CAD $50,000 upon five business days’ notice and the outstanding principal bears interest at 8% per annum, payable monthly. The outstanding principal and all accrued interest became due and payable in full on May 1, 2024, the maturity date of the Line of Credit. The Lender has provided verbal assurances that the Company may continue to borrow additional funds at the same terms as the Line of Credit. Any indebtedness under the Line of Credit are secured against accounts receivable and inventory of the Company, and is convertible into shares of common stock of the Company at the Company’s option any time after twelve months from the first advance at a conversion price of $0.10 per share, subject to a restriction on the Lender holding more than 4.99% of the Company’s Common Shares. As of September 30, 2024 and December 31, 2023, the Line of Credit of $851,908 (principal $769,828 (CAD $1,040,168) and interest of $82,080) and $629,507 (principal $588,295 (CAD $780,336) and interest of $41,212), respectively, was outstanding. The consolidated statement of operations includes interest expense of $41,334 and $29,162 for the nine months ended September 30, 2024 and 2023, respectively, and $15,143 and $13,382 for the three months ended September 30, 2024 and 2023, respectively.

NOTE 6 – NOTES PAYABLE

As of September 30, 2024 and December 31, 2023, notes payable due to Piero Manzini, and The Cellular Connection Limited, a corporation controlled by Stuart Turk, totaling $105,286 and $113,333, respectively, were outstanding. The balances are non-interest bearing, unsecured and have no specified terms of repayment. On September 9, 2024, notes payable which totaled $4,601 were settled by exchanging these promissory notes for new promissory notes.

NOTE 7 – PROMISSORY NOTES

Promissory Notes

On September 9, 2024, the Company issued promissory notes with principal of $240,926 to settle notes payable, promissory notes and accrued interest. The promissory notes bears interest of 10% per annum, are unsecured and mature on December 31, 2025. At the option of the Company, outstanding principal and interest may be paid in cash or in shares of common stock of the Company valued at the closing price OTC Pink markets prior to the date of conversion. During the nine months ended September 30, 2024, the Company elected to settle $17,500 of principal and interest of promissory notes by issuing 175,000,000 shares of common stock of the Company with a fair value of $17,500. As of September 30, 2024 and December 31, 2023, promissory notes of $224,801 (principal $223,426 and interest of $1,375) and of $0 (principal $0 and interest of $0), respectively, were outstanding.

As of September 30, 2024 and December 31, 2023, promissory notes of $26,064 (principal $19,217 and interest of $6,847) and of $247,862 (principal $186,672 and interest of $61,190), respectively, were outstanding. The promissory notes bears interest of 10% per annum, are unsecured and mature on December 31, 2025. On September 9, 2024, promissory notes which totaled $234,843 (principal $167,455 and interest of $67,388) were settled by exchanging these promissory notes for new promissory notes.

Promissory Notes – Related Party

As of September 30, 2024 and December 31, 2023, promissory note – related party of $0 and $0, respectively, were outstanding. The promissory notes – related party bear interest of 10% per annum, are unsecured, mature on December 31, 2025 and are due to 2130555 Ontario Limited, a Company controlled by Nadav Elituv, the Company's Chief Executive Officer. On February 2, 2023, the Company issued common stock to settle promissory note – related party and interest with a carrying value of $85,922.

NOTE 8 – RELATED PARTY TRANSACTIONS

As of September 30, 2024 and December 31, 2023, advances and accrued salary of $1,228,735 and $883,534, respectively, were due to Nadav Elituv, the Company's Chief Executive Officer. The balance is non-interest bearing, unsecured and have no specified terms of repayment.

During the nine months ended September 30, 2024, the Company issued advances due to related party for $61,748 for expenses paid on behalf of the Company and advances due to related party were repaid by the Company with $25,432 in cash. In addition, the Company accrued salary of $609,041 due to Nadav Elituv for services provided during the nine months ended September 30, 2024. On February 26, 2024, the Company issued common stock to settle due to related party with a carrying value of $296,000 (Note 10).

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

During the nine months ended September 30, 2024 and 2023, the Company paid Linus Creative Services, a business controlled by Bradley Southam, a director of the Company, $0 and $2,649, respectively, for advertising services.

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

Stock-based compensation – salaries expense related to these employment agreements for the nine months ended September 30, 2024 and 2023 is $0 and $0, respectively. Stock-based compensation – salaries expense was recognized ratably over the requisite service period.

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

Series A Stock, Series B Stock, Series C Stock, Series D Stock and Series E Stock has been classified as temporary equity (outside of permanent equity) on the consolidated balance sheet on September 30, 2024 and December 31, 2023, since share settlement is not within the control of the Company.

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

During the nine months ended September 30, 2024, the Company elected to convert $179,532 of principal and interest of non-redeemable convertible notes into 1,795,316,500 shares of common stock of the Company with a fair value of $821,094 resulting in a loss of extinguishment of debt of $641,562.

During the nine months ended September 30, 2024, the Company elected to settle $17,500 of principal and interest of promissory notes by issuing 175,000,000 shares of common stock of the Company with a fair value of $17,500.

On February 26, 2024, the Company agreed to issue 8,000,000 shares of common stock with a fair value of $109,600 to settle accrued salary and expenses of $296,000 (CAD $400,000) due to Nadav Elituv, the Chief Executive Officer of the Company resulting an increase in additional paid-in capital of $186,400.

NOTE 11 - SUBSEQUENT EVENTS

From October 1, 2024 to November 6, 2024, the Company elected to convert $12,100 of principal and interest of non-redeemable convertible notes into 121,000,000 shares of common stock of the Company with a fair value of $12,100 resulting in a loss of extinguishment of debt of $0.

From October 1, 2024 to November 6, 2024, the Company elected to settle $19,563 of principal and interest of promissory notes by issuing 195,630,000 shares of common stock of the Company with a fair value of $19,563.

The Company elected to convert 80,000 shares of Series C Convertible Preferred Stock into 32,000,000 shares of common stock of the issuer in accordance with the original terms of the Series C Convertible Preferred Stock.

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

We believe the following critical accounting policies, among others, may be impacted significantly by judgment, assumptions and estimates used in the preparation of the Financial Statements:

NET LOSS PER SHARE

Basic net income (loss) per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period increased to include the number of additional common shares that would have been outstanding if potentially dilutive securities had been issued. Dilutive net loss per share for common stock is calculated utilizing the if-converted method which assumes the conversion of all Series C Stock to common stock. On September 30, 2024 and 2023, we excluded the common stock issuable upon conversion of non-redeemable convertible notes, and Series C Stock of 4,266,441,800 shares and 5,039,499,100 shares, respectively, as their effect would have been anti-dilutive.

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

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

Sales, Cost of goods sold, Gross profit:

	Three months ended September 30,		Change
	2024 $	2023 $	$	%
Sales	179,502	212,453	(32,951)	(16)
Cost of goods sold	153,477	157,191	(3,714)	(2)
Gross profit	26,025	55,262	(29,237)	(53)
Gross profit %	14.5%	26.0%

Breakdown of sales by branch:

	Three months ended September 30,		Change
	2024 $	2023 $	$	%
gocart.city – online delivery	—	15,548	(15,548)	(100)
Grocery Originals and Cuore Food Service – retail and wholesale distribution	179,502	196,905	(17,403)	(9)
Total sales	179,502	212,453	(32,951)	(16)

The gocart.city grocery delivery application was released in early June 2020 and gocart.city wholesale commenced sale of dry goods and produce to other businesses in July 2020. Our revenue from gocart.city – online delivery was primarily due to the recognition of revenue from expired grocery vouchers. gocart.city – online delivery was sold on May 1, 2023.

The gross margin percentage decreased from 2023 to 2024 due to expired grocery vouchers recognized as revenue in 2023.

Operating expenses:

	Three months ended September 30,		Change
	2024 $	2023 $	$	%
Salaries and benefits	155,178	170,724	(15,546)	(9)
Occupancy expense	4,676	9,673	(4,997)	(52)
Advertising and travel	854	3,459	(2,605)	(75)
Auto expenses	6,801	6,721	80	1
Consulting	86,473	73,786	12,687	17
Depreciation and Amortization	676	1,049	(373)	(36)
Bad debt	749	3,092	(2,343)	(76)
Office and general expenses	17,906	16,906	1,000	6
Professional fees	26,917	21,311	5,606	26
Freight and delivery	435	502	(67)	(13)
Total operating expenses	300,665	307,223	(6,558)	(2)

Our total operating expenses for the three months ended September 30, 2024 was $300,665, compared to $307,223, for the three months ended September 30, 2023, respectively. The decrease in total operating expense is primarily due to an decrease in salaries and benefits and occupancy expense.

Salaries and benefits for the three months ended September 30, 2024 and 2023, comprise primarily of accrued but unpaid salary due to Nadav Elituv, our Chief Executive Officer, of $150,000 and $150,000, respectively.

For the three months ended September 30, 2024, consulting comprises primarily of (i) $52,776 for consulting fees payable under a consulting agreement with 2130555 Ontario Limited, a Company controlled by Nadav Elituv and (ii) $33,697 paid to contractors to manage our grocery business The amount paid to contractors managing our grocery business increased in 2024 due to fewer employees being paid on regular payroll.

For the three months ended September 30, 2023, consulting comprises primarily stock-based compensation (i) $53,653 for consulting fees and (ii) $20,133 paid to contractors to manage our grocery business.

On January 1, 2024, entered into a consulting agreement to pay 2130555 Ontario Limited, a Company controlled by Nadav Elituv, a monthly consulting fee of CAD $24,000 per month for services for the period from January 1, 2024 to December 31, 2024.

Other income (expense):

	Three months ended September 30,		Change
	2024 $	2023 $	$	%
Amortization of debt discount and interest expense	(51,627)	(41,064)	(10,563)	26
Loss on settlement of non-redeemable convertible notes	(6,850)	(272,805)	265,955	(97)
Gain on disposition	—	—	—	—
Total operating expenses	(58,477)	(313,869)	255,392	(81)

Amortization of debt discount and interest expense for the three months ended September 30, 2024 was $51,627, compared to $41,064 for the three months ended September 30, 2023. Amortization of debt discount and interest expense relates to the issuance of non-redeemable convertible notes and promissory notes.

During the three months ended September 30, 2024 and 2023, the Company elected to convert $67,006 and $71,275 of principal and interest of a non-redeemable convertible note into 670,061,200 and 1,961,500 shares of common stock of the Company resulting in a loss on settlement of debt of $6,850 and $272,805, respectively.

Net loss for the period:

	Three months ended September 30,		Change
	2024 $	2023 $	$	%
Net loss for the period	(333,117)	(565,830)	232,713	(41)

Our net loss for the three months ended September 30, 2024 was $333,117, compared to $565,830 for the three months ended September 30, 2023, respectively. Our losses during the three months ended September 30, 2024 and 2023 are primarily due to costs associated with professional fees, compensation due to our CEO, interest expense and loss on settlement of non-redeemable convertible notes.

COMPARISON OF RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

Sales, Cost of goods sold, Gross profit:

	Nine months ended September 30,		Change
	2024 $	2023 $	$	%
Sales	569,268	585,222	15,954	(3)
Cost of goods sold	483,244	502,295	(19,051)	(4)
Gross profit	86,024	82,927	3,097	4
Gross profit %	15.1%	14.2%

Breakdown of sales by branch:

	Nine months ended September 30,		Change
	2024 $	2023 $	$	%
gocart.city – online delivery	—	28,715	(28,715)	(100)
Grocery Originals and Cuore Food Service – retail and wholesale distribution	569,268	556,507	12,761	2
Total sales	569,268	585,222	(15,954)	(3)

The gocart.city grocery delivery application was released in early June 2020 and gocart.city wholesale commenced sale of dry goods and produce to other businesses in July 2020. Our revenue from gocart.city – online delivery was primarily due to the recognition of revenue from expired grocery vouchers. gocart.city – online delivery was sold on May 1, 2023.

The gross margin percentage increased from 2023 to 2024 due to improved management of purchases and inventory.

Operating expenses:

	Nine months ended September 30,		Change
	2024 $	2023 $	$	%
Salaries and benefits	483,717	539,146	(55,429)	(10)
Occupancy expense	25,652	40,473	(14,821)	(37)
Advertising and travel	(27,247)	21,984	(49,231)	(224)
Auto expenses	15,862	20,345	(4,483)	(22)
Consulting	240,238	200,885	39,353	20
Depreciation and Amortization	6,506	7,573	(1,067)	(14)
Bad debt	1,276	(25,844)	27,120	(105)
Office and general expenses	52,020	44,996	7,024	16
Professional fees	113,650	93,478	20,172	22
Freight and delivery	5,680	7,309	(1,629)	(23)
Total operating expenses	917,354	950,345	(32,991)	(3)

Our total operating expenses for the nine months ended September 30, 2024 was $917,354, compared to $950,345, for the nine months ended September 30, 2023, respectively. The decrease in total operating expense is primarily due to decrease in salaries and benefits and a $60,000 recovery on a service contract.

Salaries and benefits for the nine months ended September 30, 2024 and 2023, comprise primarily of accrued but unpaid salary due to Nadav Elituv, our Chief Executive Officer, of $450,000 and $450,000, respectively.

For the nine months ended September 30, 2024, consulting comprises primarily of (i) $158,760 for consulting fees payable under a consulting agreement with 2130555 Ontario Limited, a Company controlled by Nadav Elituv and (ii) $81,478 paid to contractors to manage our grocery business The amount paid to contractors managing our grocery business increased in 2024 due to fewer employees being paid on regular payroll.

For the nine months ended September 30, 2023, consulting comprises primarily stock-based compensation expense (i) $151,531 for consulting fees and (ii) $49,354 paid to contractors to manage our grocery business.

On January 1, 2024, entered into a consulting agreement to pay 2130555 Ontario Limited, a Company controlled by Nadav Elituv, a monthly consulting fee of CAD $24,000 per month for services for the period from January 1, 2024 to December 31, 2024.

Other income (expense):

	Nine months ended September 30,		Change
	2024 $	2023 $	$	%
Amortization of debt discount and interest expense	(137,412)	(117,515)	(19,897)	17
Loss on settlement of non-redeemable convertible notes	(641,562)	(666,305)	24,743	(4)
Gain on disposition	—	50,839	(50,839)	(100)
Total operating expenses	(778,974)	(732,981)	(45,993)	6

Amortization of debt discount and interest expense for the nine months ended September 30, 2024 was $137,412, compared to $117,515 for the nine months ended September 30, 2023. Amortization of debt discount and interest expense relates to the issuance of non-redeemable convertible notes and promissory notes.

During the nine months ended September 30, 2024 and 2023, the Company elected to convert $179,532 and $117,195 of principal and interest of a non-redeemable convertible note into 1,795,316,500 and 2,420,700 shares of common stock of the Company resulting in a loss on settlement of debt of $641,562 and $666,305, respectively.

During the nine months ended September 30, 2023 the Company received net proceeds from the sale of gocart.city assets of $64,076 (CAD $86,742). The net proceeds comprise of the settlement $127,249 (CAD $172,261) of accounts payable and $63,173 (CAD $85,519) of account receivable with the Purchaser resulting in a gain of$50,750 (CAD $68,442).

Net loss for the period:

	Nine months ended September 30,		Change
	2024 $	2023 $	$	%
Net loss for the period	(1,610,304)	(1,600,399)	(9,905)	1

Our net loss for the nine months ended September 30, 2024 was $1,610,304, compared to $1,600,399 for the nine months ended September 30, 2023, respectively. Our losses during the nine months ended September 30, 2024 and 2023 are primarily due to costs associated with professional fees, compensation due to our CEO, interest expense and loss on settlement of non-redeemable convertible notes.

QUARTERLY RESULTS OF OPERATIONS

The following is a summary of selected quarterly information that has been derived from the financial statements of the Company. This summary should be read in conjunction with the consolidated financial statements of the Company.

Quarter Ended	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022
Sales	$179,502	$226,289	$163,477	$198,266	$212,453	$197,324	$175,446	$168,790
Gross profit	$26,025	$45,010	$14,989	$(20,815)	$55,262	$12,216	$15,449	$21,299
Operating expenses	$(300,665)	$(311,499)	$(305,190)	$(391,043)	$(307,223)	$(277,327)	$(365,706)	$(2,759,699)
Other income (expense)	$(58,477)	$(228,552)	$(491,945)	$(6,151,405)	$(313,869)	$(263,974)	$(155,227)	$(194,174)
Net loss for the period	$(333,117)	$(495,041)	$(782,146)	$(6,563,263)	$(565,830)	$(529,085)	$(505,484)	$(2,932,573)
Basic net income (loss) per share	$(0.00)	$(0.00)	$(0.01)	$(0.17)	$1.33	$(0.00)	$(0.00)	$(20.00)
Diluted net loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.17)	$(0.01)	$(0.00)	$(0.00)	$(20.00)

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2024

Cash flows used in operating activities

	Nine months ended September 30,		Change
	2024 $	2023 $	$	%
Net cash used in operating activities	(239,157)	(372,464)	133,307	(36)

Our net cash used in operating activities for the nine months ended September 30, 2024 and 2023 is $239,157 and $372,464, respectively. Our net loss for the nine months ended September 30, 2024 of $1,610,304 was the main contributing factor for our negative cash flow. We were able to mostly offset the cash used in operating activities by using our stock to pay for expenses such as, amortization of debt discount of $137,412 and loss on debt settlement of $641,562.

Cash flows used in investing activities

	Nine months ended September 30,		Change
	2024 $	2023 $	$	%
Net cash used in investing activities	—	—	—	—

Cash flows from financing activities

	Nine months ended September 30,		Change
	2024 $	2023 $	$	%
Net cash from financing activities	227,292	382,770	(155,478)	(41)

Our net cash provided by financing activities for the nine months ended September 30, 2024 and 2023 is $227,292 and $382,770, respectively.

During the nine months ended September 30, 2024, the Company received $190,976 (CAD $259,831) in cash from its line of credit with The Cellular Connection Ltd. dated April 14, 2022, and cash advances from related party of $36,316. The cash advances are non-interest bearing, unsecured and have no specific terms of repayment.

As of September 30, 2024, we had cash of $11,958, working capital (deficiency) of $(2,535,074) and total liabilities of $3,342,038.

Our working capital as of September 30, 2024 and December 31, 2023 is as follows:

	September 30, 2024	December 31, 2023
	$151,532	$169,481
Current liabilities	2,686,606	2,158,619
Working capital (Deficiency)	$(2,535,074)	$(1,989,138)

The Company is continuing to focus improving cash flows from operations by reducing incentives to customers, by making purchases from different suppliers, accelerating the collection of accounts receivable, reducing expenses, managing accounts payable balances and by paying our officers, directors, consultants and staff with our stock.

The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the nine months ended September 30, 2024, the Company incurred a net loss of $1,610,304 and used cash in operating activities of $239,157, and on September 30, 2024, had stockholders’ deficit of $3,250,719 and an accumulated deficit of $93,696,482. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The Company’s independent registered public accounting firm, in their report on the Company’s financial statements for the year ended December 31, 2023, contains an explanatory paragraph regarding the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty should we be unable to continue as a going concern.

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

On April 14, 2022, the Company entered into a binding Line of Credit with The Cellular Connection Ltd. Pursuant to the Line of Credit, the Company can borrow from the Lender up to CAD $0 (CAD $750,000 available on the Line of Credit less CAD $1,040,168 of funds drawn and outstanding on September 30, 2024) in principal. The outstanding principal and all accrued interest became due and payable in full on May 1, 2024, the maturity date of the Line of Credit. The Lender has provided verbal assurances that the Company may continue to borrow additional funds at the same terms as the Line of Credit. From October 1, 2024 to November 6, 2024, the Company received cash advances of $3,836 (CAD $5,183) from the Lender. There is no guarantee that the Lender will continue to advance cash to the Company. If required, we expect to be able to secure additional capital through advances from our Chief Executive Officer, note holders, shareholders and others in order to pay expenses such as organizational costs, filing fees, accounting fees and legal fees, however, we do not have any written or oral agreements with any other third parties which require them to fund our operations. Although there can be no assurances that we will be able to obtain such funds in the future, the Company has been able to secure financing to continue operations since its inception on April 3, 2009. We are currently quoted on OTC Pink.. If we need additional capital in the next twelve months and if we cannot raise such capital on acceptable terms, we may have to curtail our operations or terminate our business entirely.

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

Commitments for future capital expenditures on September 30, 2024 is as follows:

	Payments Due by Period
Contractual obligations	Total $	Less than 1 year $	1 - 3 years $	4 – 5 years $	After 5 years $
Accounts payable and accrued liabilities	491,820	491,820	—	—	—
Debt	2,436,794	2,185,929	250,865	—	—
Deferred revenue	—	—	—	—	—
Non-redeemable convertible notes	404,567	—	404,567	—	—
Financial lease Obligations	—	—	—	—	—
Operating leases(1)	8,857	8,857	—	—	—
Total contractual obligations	3,342,038	2,686,606	655,432	—	—

Notes:

(1)	Leases for retail space, equipment and warehousing are currently month to month. Deliveries are currently outsourced.

OPERATING CAPITAL AND CAPITAL EXPENDITURE REQUIREMENTS

We are currently funding our operations by way of cash advances from our Chief Executive Officer, note holders, shareholders and others. We hope to be able to compensate our independent contractors with stock-based compensation, which will not require us to use our cash, although there can be no assurances that we will be successful in these efforts. On April 14, 2022, the Company entered into a binding Line of Credit with The Cellular Connection Ltd. Pursuant to the Line of Credit, the Company can borrow from the Lender up to CAD $0 (CAD $750,000 available on the Line of Credit less CAD $1,040,168 of funds drawn and outstanding on September 30, 2024) in principal. The outstanding principal and all accrued interest became due and payable in full on May 1, 2024, the maturity date of the Line of Credit. The Lender has provided verbal assurances that the Company may continue to borrow additional funds at the same terms as the Line of Credit. From October 1, 2024 to November 6, 2024, the Company received cash advances of $3,836 (CAD $5,183) from the Lender. These is no guarantee that the Lender will continue to advance cash to the Company. If required, we expect to be able to secure additional capital through advances from our Chief Executive Officer, note holders, shareholders and others in order to pay expenses such as organizational costs, filing fees, accounting fees and legal fees, however, we do not have any written or oral agreements with any other third parties which require them to fund our operations. The loans from our Chief Executive Officer, note holders, shareholders and others are unsecured and non-interest bearing and have no set terms of repayment. Our common stock started trading over the counter and has been quoted on the Over-The Counter Bulletin Board since February 17, 2011. The stock currently trades under the symbol “TWOH.OB.”

RELATED PARTY TRANSACTIONS

Due to Related Party

As of September 30, 2024 and December 31, 2023, advances and accrued salary of $1,228,735 and $883,534, respectively, were due to Nadav Elituv, the Company's Chief Executive Officer. The balance is non-interest bearing, unsecured and have no specified terms of repayment.

During the nine months ended September 30, 2024, the Company issued advances due to related party for $61,748 for expenses paid on behalf of the Company and advances due to related party were repaid by the Company with $25,432 in cash. In addition, the Company accrued salary of $609,041 due to Nadav Elituv for services provided during the nine months ended September 30, 2024. On February 26, 2024, the Company issued common stock to settle due to related party with a carrying value of $296,000 (Note 10).

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

During the nine months ended September 30, 2024 and 2023, the Company paid Linus Creative Services, a business controlled by Bradley Southam, a director of the Company, $0 and $2,649, respectively, for advertising services.

Promissory Notes – Related Party

As of September 30, 2024 and December 31, 2023, promissory note – related party of $0 and $0, respectively, were outstanding. The promissory notes – related party bear interest of 10% per annum, are unsecured, mature on December 31, 2025 and are due to 2130555 Ontario Limited, a Company controlled by Nadav Elituv, the Company's Chief Executive Officer. On February 2, 2023, the Company issued common stock to settle promissory note – related party and interest with a carrying value of $85,922.

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

CHANGES IN ACCOUNTING POLICIES INCLUDING INITIAL ADOPTION

Refer to Note 2 in the consolidated financial statements for the nine months ended September 30, 2024 for information on accounting policies.

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

Refer to Note 2 in the consolidated financial statements for the nine months ended September 30, 2024 for information on market risk.

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

OUTSTANDING SHARE DATA

As of November 6, 2024, the following securities were outstanding:

Common stock: 2,369,037,729 shares

Series C Convertible Preferred Stock: 0

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended September 30, 2024, the Company elected to convert $67,006 of principal and interest of non-redeemable convertible notes into 670,061,200 shares of common stock of the Company with a fair value of $73,856 resulting in a loss of extinguishment of debt of $6,850.

During the nine months ended September 30, 2024, the Company elected to settle $17,500 of principal and interest of promissory notes by issuing 175,000,000 shares of common stock of the Company with a fair value of $17,500.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

During the quarter ended September 30, 2024, we did not have any defaults upon senior securities.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

During the quarter ended September 30, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

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

TWO HANDS CORPORATION

November 18, 2024	By: /s/ Nadav Elituv Nadav Elituv, President, Chief Executive Officer and Director (Principal Executive Officer)

By: /s/ Steven Gryfe Steven Gryfe, Chief Financial Officer (Principal Financial and Accounting Officer)

