Form 10-K
period 2024-12-31
Two Hands Corp
filed 2025-04-14
CIK 1494413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒       ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-167667

TWO HANDS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	33-4429767
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

41 Piping Rock Road Locust Valley, New York	11560
(Address of Principal Executive Offices)	(Zip Code)

(516) 384-8577

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

Securities registered under Section 12(g) of the Act:

Common Stock, $.0001 Par Value

(Title of class)

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $228,450.

As of April 11, 2025 the registrant had 5,469,037,729 outstanding shares of Common Stock.

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

In January 2025, the Company announced its plans to strategically reposition for future growth outside of the wholesale food distribution branch and is taking steps to ensure a smooth and efficient transition away from the legacy business.

In January 2025, the Company also announce its new business in the artisan crafted denim and premium combed Pima cotton yarns space in cooperation with Videlia Mills.

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

Research and Development

We did not incur any research and development costs during the fiscal year ended December 31, 2024 and 2023.

Customers

The Company plans to continue to expand it reach to additional customers and geographies across Canada and continue to enhance its product offering with fresh, natural and organic foods. The Company believes its value proposition has broad appeal with value-minded customers across all income levels, demographics and geographies. The Company believes that its sustained focus on delivering ever-changing value deals will generate strong customer loyalty and brand affinity. The Company believes that its broad customer appeal supports new store growth opportunities, and it plans to continue to expand its reach to additional customers and geographies across Canada.

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

Sales and Marketing

In carrying on with its business, the Company is exposed to a variety of risks, including the risks described elsewhere in this Form 10-K. The Company can neither predict nor identify all such risks nor can it accurately predict the impact, if any, of such risks on its business, operations or the extent to which one or more risks or events may materially change future results of financial position from those reported or projected in any forward looking statements. Accordingly, the Company cautions the reader not to rely on reported financial information and forward-looking statements to predict actual future results. This Form 10-K and the accompanying financial information should be read in conjunction with this statement concerning risks and uncertainties. Some of the risks, uncertainties and events that may affect the Company, its business, operations, and results, are given in this section. However, the list of risk factors below is not exhaustive and the factors and uncertainties that may impact on the Company are not limited to those stated below. Those listed and other risks not specifically referred to may in the future materially affect the Company’s financial performance, and accordingly an investment in the Company at this time involves a high degree of risk, should be considered highly speculative in nature, and should be considered only by those who are able to bear the economic risk of their investment for an indefinite period.

The Company’s ability to generate revenue and achieve positive cash flow in the future depends upon various factors, including the level of market acceptance of its products, the degree of competition encountered by the Company, technology risks, general economic conditions, and regulatory requirements. Moreover, it is also possible that new competitors will enter the marketplace. The Company's future performance depends in part upon attracting and retaining key technical, sales and management personnel. There can be no assurance that the Company can retain these personnel. As such, these new competitors and the loss of the services of the Company's key employees could potentially have a material adverse effect on the Company's business, operating results and financial condition.

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

The Company has expressed substantial doubt about its ability to continue as a going concern.

As of December 31, 2024, the Company had cash of $1,733 and total liabilities of $3,665,969. During the year ended December 31, 2024, the Company incurred a net loss of $2,433,970 and used cash in operating activities of $250,503, and on December 31, 2024, had a shareholders’ deficit of $3,568,234. The Company is currently funding its initial operations by way of loans from its Chief Executive Officer and others and through the issuance of Common Shares in exchange for services. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The Company’s independent registered public accounting firm, in their report on the Company’s financial statements for the year ending December 31, 2024, have included an explanatory paragraph regarding the Company’s ability to continue as a going concern.

If the Company is unable to raise enough capital or obtain additional financing, it may not be able to fulfill its business plan.

On December 31, 2024, the Company only had $1,733 cash on hand. To date, the Company has funded its operations by way of cash advances from its Chief Executive Officer, noteholders, shareholders and others on a “as-needed” basis. As such, the Company’s operating capital is currently limited to the personal resources of its Chief Executive Officer, noteholders, shareholders and others. If the Company is unsuccessful at achieving a sufficient amount of net proceeds, it will continue to rely on loans from its Chief Executive Officer, noteholders, shareholders and others although they are under no obligation to loan any money to the Company. the Company may also raise capital in the future by relying on loans from third party lending sources. However, the Company believes it will be difficult to secure capital in the future because it has no assets to secure debt and there is currently no active trading market for its securities. The Company’s inability to obtain financing or generate sufficient cash from operations could require it to reduce or eliminate expenditures for developing products and services, or otherwise curtail or discontinue its operations, which could have a material adverse effect on the Company’s business, financial condition and results of operations. Furthermore, to the extent that the Company raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing shareholders. If the Company raises additional funds through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of its Common Shares and the terms of such debt could impose restrictions on its operations.

The Company’s business could fail if its principal executive officer, Emil Assentato, is unable or unwilling to devote a sufficient amount of time to its business.

The responsibility of developing the Company’s core business, securing the financing necessary to fully execute its business plan and fulfilling the reporting requirements of a public company all fall upon the principal executive officer, In the event Mr. Assentato is unable or unwilling to fulfill any aspect of his duties, the Company may experience a shortfall or complete lack of revenue resulting in little or no profits and the eventual closure of its business, whereby you may lose your entire investment. The loss of Mr. Assentato would have a material adverse effect on the Company’s business.

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

In recent years, there has been significant litigation involving patents and other intellectual property rights in the software industry. Companies providing software are increasingly bringing and becoming subject to suits alleging infringement of proprietary rights, particularly patent rights, and the Company faces a higher risk of being the subject of intellectual property infringement claims. The Company does not currently have a patent portfolio, which could prevent it from deterring patent infringement claims through its own patent portfolio, and the Company’s competitors and others may now and in the future have significantly larger and more mature patent portfolios than the Company has. The risk of patent litigation has been amplified by the increase in the number of a type of patent holder, which the Company refers to as a non-practicing entity, whose sole business is to assert such claims and against whom its own intellectual property portfolio may provide little deterrent value. The Company could incur substantial costs in prosecuting or defending any intellectual property litigation. If the Company sues to enforce its rights or is sued by a third party that claims that the Company’s solution infringes its rights, the litigation could be expensive and could divert its management resources. As of the date of this form 10-K, the Company has not received any written notice of an infringement claim, invitation to license, or other intellectual property infringement action.

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

Substantial Number of Authorized but Unissued Shares

The Company has twelve billion (12,000,000,000) Common Shares that may be issued by the Board without further action or approval of the Company's shareholders. 5,469,037,729 of those Common Shares are currently issued and outstanding. While the Board is required to fulfill its fiduciary obligations in connection with the issuance of such shares, the shares may be issued in transactions with which not all shareholders agree, and the issuance of such shares will cause dilution to the ownership interests of the Company's shareholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 1C. CYBERSECURITY

We recognize the importance of identifying, assessing and managing material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. These risks include, among other things: operational risks, intellectual property theft, fraud, extortion, harm to employees or customers and violation of data privacy or security laws.

Identifying and assessing cybersecurity risk is integrated into our overall risk management systems and processes. Cybersecurity risks related to our business, technical operations, privacy and compliance issues are identified and addressed through a multi-faceted approach including third party assessments, internal IT controls, governance, risk and compliance reviews.

We describe whether and how risks from cybersecurity threats are reasonably likely to materially affect us, including our results of operations and financial condition, under the heading “The Company’s failure to protect personal information adequately and breaches in cyber security and data protection could have an adverse effect on its business.” in Item 1A, “Description of Risk Factors” of Part I of this report.

We believe we maintain an information technology and cybersecurity program appropriate for a company our size, taking into account our operations and risks. We are committed to cybersecurity and vigilantly protecting all our resources and information from unauthorized access. Our cybersecurity approach incorporates external resources to manage and monitor the evolving threat landscape, effective board oversight of cybersecurity risks and knowledgeable teams responsible for preventing and detecting cybersecurity risks.

ITEM 2. PROPERTIES.

Our executive offices are located at 141 Piping Rock Road, Locust Valley, New York 11560. We are currently not paying rent for these offices.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AN ISSUER PURCHASES OF EQUITY SECURITIES.

Market

Our common stock currently trades on the OTC Pinks under the symbol “TWOH” and the closing bid price of our common stock on April 11, 2025 was $0.0048. Our common stock currently trades on a sporadic and limited basis.

Record Holders

The number of record holders of our common stock as of April 11, 2025 was approximately 23, not including nominees of beneficial owners.

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

Options and Warrants

On October 1, 2021, the Board of Directors approved the 2021 Stock Incentive Plan (the “2021 Plan”) to attract and retain the best available personnel, to provide additional incentive to employees, directors and consultants, and to promote the success of the Company's business. Pursuant to the 2020 Plan, the Board may grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares and restricted share units. to eligible persons. The maximum aggregate number of shares of common stock with respect to which awards granted under the Plan shall not exceed 200,000,000. At December 31, 2024, there are 0 shares of common stock available under the 2021 Plan.

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

15

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

RECENT SALES OF UNREGISTERED SECURITIES

During the quarter ended December 31, 2024, the Company issued the following unregistered securities.

Issued 2,259,632,600 shares of common stock, with a fair value of $225,963, for the settlement of non-redeemable convertible notes.

Issued 1,156,998,300 shares of common stock, with a fair value of $115,700, for the settlement of promissory notes.

Issued 32,000,000 shares of common stock for the conversion of 80 shares of Series C Convertible Preferred Stock.

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

In January 2025, the Company announced its plans to strategically reposition for future growth outside of the wholesale food distribution branch and is taking steps to ensure a smooth and efficient transition away from the legacy business.

In January 2025, the Company also announce its new business in the artisan crafted denim and premium combed Pima cotton yarns space in cooperation with Videlia Mills.

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

We believe the following critical accounting policies, among others, may be impacted significantly by judgment, assumptions and estimates used in the preparation of the Financial Statements:

NET LOSS PER SHARE

Basic net income (loss) per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period increased to include the number of additional common shares that would have been outstanding if potentially dilutive securities had been issued. Dilutive net loss per share for common stock is calculated utilizing the if-converted method which assumes the conversion of all Series C Stock to common stock. On December 31, 2024 and 2023, we excluded the common stock issuable upon conversion of non-redeemable convertible notes, and Series C Stock of 1,167,136,632 shares and 5,056,999,100 shares, respectively, as their effect would have been anti-dilutive.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). This update amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity's own equity and improves and amends the related EPS guidance for both Subtopics. This standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2023, which means it will be effective for our fiscal year beginning January 1, 2024. The Company recognizes there will be an impact on how conversions are calculated which may require recognition of gains or losses. The Company adopted ASU 2020-06 during the year ended December 31, 2024. See Note 5. Line of Credit for further detail.

In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment’s profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is also permitted. The Company adopted this new standard on January 1, 2024 and the adoption did not have a material impact on the consolidated financial statements.

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

COMPARISON OF RESULTS FOR THE YEARS ENDED DECEMBER 31, 2024 and 2023

Sales, Cost of goods sold, Gross profit:

	Year ended December 31,		Change
	2024 $	2023 $	$	%
Sales	709,526	783,489	(73,963)	(9)
Cost of goods sold	657,718	721,377	(63,659)	(9)
Gross profit	51,808	62,112	(10,304)	(17)
Gross profit %	7.3%	7.9%

Breakdown of sales by branch:

	Year ended December 31,		Change
	2024 $	2023 $	$	%
gocart.city – online delivery	—	28,673	(28,673)	(100)
Grocery Originals and Cuore Food Service – retail and wholesale distribution	709,526	754,816	(45,290)	(6)
Total sales	709,526	783,489	(73,963)	(9)

The gocart.city grocery delivery application was released in early June 2020 and gocart.city wholesale commenced sale of dry goods and produce to other businesses in July 2020. Our revenue from gocart.city – online delivery was primarily due to the recognition of revenue from expired grocery vouchers. gocart.city – online delivery was sold on May 1, 2023.

The gross margin percentage decreased from 2023 to 2024 due the inventory valuation allowance of $39,774 at December 31, 2024.

Operating expenses:

	Year ended December 31,		Change
	2024 $	2023 $	$	%
Salaries and benefits	633,478	712,588	(79,110)	(11)
Occupancy expense	34,520	50,691	(16,171)	(32)
Advertising and travel	(25,229)	80,926	(106,155)	(131)
Auto expenses	16,167	25,268	(9,101)	(36)
Consulting	309,650	292,791	16,859	6
Depreciation and Amortization	11,356	12,662	(1,306)	(10)
Bad debt	35,843	(24,868)	60,711	(244)
Office and general expenses	62,348	68,240	(5,892)	(9)
Professional fees	131,067	113,392	17,675	16
Freight and delivery	7,945	9,609	(1,664)	(17)
Total operating expenses	1,217,145	1,341,299	(124,154)	(9)

Our total operating expenses for the year ended December 31, 2024 was $1,217,145, compared to $1,341,299, for the year ended December 31, 2023, respectively. The decrease in total operating expense is primarily due to decrease in salaries and benefits and a $60,000 recovery on a service contract. The recovery $60,000 is classified as advertising and travel.

Salaries and benefits for the year ended December 31, 2024 and 2023, comprise primarily of salary due to Nadav Elituv, our former Chief Executive Officer, of $600,000 and $600,000, respectively. Salaries and benefits decreased due to the Company using more contractors and fewer employees during 2024. Expense related to contractors are classified as consulting.

Advertising and travel expense decreased due to a $60,000 recovery of an accrued liability recorded at December 31, 2023 for a service contract.

Bad debt increased due to slower recovery of accounts receivable as the Company transitions away from the wholesale food distribution business.

For the year ended December 31, 2024, consulting comprises primarily of (i) $210,182 for consulting fees payable under a consulting agreement with 2130555 Ontario Limited, a Company controlled by Nadav Elituv and (ii) $99,468 paid to contractors to manage our grocery business.

For the year ended December 31, 2023, consulting comprises primarily stock-based compensation expense (i) $0 for the expenditure of advertising credits with SRAX, Inc. (ii) $204,433 for consulting fees and (iii) $88,358 paid to contractors to manage our grocery business.

On January 1, 2024, entered into a consulting agreement to pay 2130555 Ontario Limited, a Company controlled by Nadav Elituv, a monthly consulting fee of CAD $24,000 per month for services for the period from January 1, 2024 to December 31, 2024.

Other income (expense):

	Year ended December 31,		Change
	2024 $	2023 $	$	%
Amortization of debt discount and interest expense	(174,898)	(159,335)	(15,563)	10
Loss on settlement of non-redeemable convertible notes and promissory notes	(1,093,735)	(6,775,835)	5,682,100	(84)
Gain on disposition	—	50,695	(50,695)	(100)
Total other income (expenses)	(1,268,633)	(6,884,475)	5,615,842	(82)

Amortization of debt discount and interest expense for the year ended December 31, 2024 was $174,898, compared to $159,335 for the year ended December 31, 2023. Amortization of debt discount and interest expense relates to the issuance of non-redeemable convertible notes and promissory notes.

During the years ended December 31, 2024 and 2023, the Company elected to convert $405,495 and $118,647 of principal and interest of a non-redeemable convertible note into 4,054,949,100 and 16,920,700 shares of common stock of the Company resulting in a loss on settlement of debt of $641,562 and $6,775,835, respectively.

On December 30, 2024, the Company exchanged promissory notes, accrued and other liabilities with a carrying value of $1,628,843 for new promissory notes with principal of $2,081,016 resulting in loss on settlement of promissory notes of $452,173.

During the year ended December 31, 2023 the Company received net proceeds from the sale of gocart.city assets of $64,250 (CAD $86,742). The net proceeds comprise of the settlement $127,594 (CAD $172,261) of accounts payable and $63,344 (CAD $85,519) of account receivable with the Purchaser resulting in a gain of $50,695 (CAD $68,442).

Net loss for the period:

	Year ended December 31,		Change
	2024 $	2023 $	$	%
Net loss for the period	(2,433,970)	(8,163,662)	5,729,692	(70)

Our net loss for the year ended December 31, 2024 was $2,433,970, compared to $8,163,662 for the year ended December 31, 2023, respectively. Our losses during the years ended December 31, 2024 and 2023 are primarily due to costs associated with professional fees, compensation due to our CEO, interest expense and loss on settlement of non-redeemable convertible notes and promissory notes.

QUARTERLY RESULTS OF OPERATIONS

The following is a summary of selected quarterly information that has been derived from the financial statements of the Company. This summary should be read in conjunction with the consolidated financial statements of the Company.

Quarter Ended	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Sales	$140,258	$179,502	$226,289	$163,477	$198,266	$212,453	$197,324	$175,446
Gross profit	$(34,216)	$26,025	$45,010	$14,989	($20,815)	$55,262	$12,216	$15,449
Operating expenses	$(299,791)	$(300,665)	$(311,499)	$(305,190)	$(391,043)	$(307,223)	$(277,327)	$(365,706)
Other income (expense)	$(489,659)	$(58,477)	$(228,552)	$(491,945)	$(6,151,405)	$(313,869)	$(263,974)	$(155,227)
Net loss for the period	$(823,666)	$(333,117)	$(495,041)	$(782,146)	$(6,563,263)	$(565,830)	$(529,085)	$(505,484)
Basic net income (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)	$(0.17)	$1.33	$(0.00)	$(0.00)
Diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)	$(0.17)	$(0.01)	$(0.00)	$(0.00)

LIQUIDITY AND CAPITAL RESOURCES

For the years ended December 31, 2024

Cash flows used in operating activities

	Year ended December 31,		Change
	2024 $	2023 $	$	%
Net cash used in operating activities	(250,503)	(451,932)	(201,429)	(45)

Our net cash used in operating activities for the year ended December 31, 2024 and 2023 is $250,503 and $451,952, respectively. Our net loss for the year ended December 31, 2024 of $2,423,602 was the main contributing factor for our negative cash flow. We were able to mostly offset the cash used in operating activities by using our stock to pay for expenses such as, amortization of debt discount of $174,898 and loss on debt settlement of $1,093,735.

Cash flows used in investing activities

	Year ended December 31,		Change
	2024 $	2023 $	$	%
Net cash used in investing activities	—	—	—	—

Cash flows from financing activities

	Year ended December 31,		Change
	2024 $	2023 $	$	%
Net cash from financing activities	228,750	458,630	(229,880)	(50)

Our net cash provided by financing activities for the year ended December 31, 2024 and 2023 is $228,750 and $458,630, respectively.

During the year ended December 31, 2024, the Company received $211,100 (CAD $289,259) in cash from its line of credit with The Cellular Connection Ltd. dated April 14, 2022, and cash advances from related party of $62,928. The cash advances are non-interest bearing, unsecured and have no specific terms of repayment.

As of December 31, 2024, we had cash of $1,733, working capital (deficiency) of $(3,580,522) and total liabilities of $3,665,969.

Our working capital as of December 31, 2024 and 2023 is as follows:

	December 31, 2024	December 31, 2023
Current assets	$85,447	$169,481
Current liabilities	3,665,969	2,158,619
Working capital (Deficiency)	$(3,580,522)	$(1,989,138)
21

The Company is continuing to focus improving cash flows from operations by reducing incentives to customers, by making purchases from different suppliers, accelerating the collection of accounts receivable, reducing expenses, managing accounts payable balances and by paying our officers, directors, consultants and staff with our stock.

The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the year ended December 31, 2024, the Company incurred a net loss of $2,433,970 and used cash in operating activities of $250,503, and on December 31, 2024, had stockholders’ deficit of $3,568,234 and an accumulated deficit of $94,520,148. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The Company’s independent registered public accounting firm, in their report on the Company’s financial statements for the year ended December 31, 2024, contains an explanatory paragraph regarding the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty should we be unable to continue as a going concern.

Over the next 12 months we expect to spend approximately $300,000 in cash for operations, legal, accounting and related services and to implement our business plan. We hope to be able to compensate our independent contractors with stock-based compensation, which will not require us to use our cash, although there can be no assurances that we will be successful in these efforts.

Cash Required to Implement of Business Plan
General and Administration	$300,000
Total Estimated Cash Expenditures	$300,000

On April 14, 2022, the Company entered into a binding Line of Credit with The Cellular Connection Ltd. Pursuant to the Line of Credit, the Company can borrow from the Lender up to up to CAD $0 (CAD $750,000 available on the Line of Credit less CAD $1,069,595 of funds drawn and outstanding on December 31, 2024) in principal. Commencing in 2025, the Lender has indicated that they are no longer willing to continue to advance cash under this Line of Credit.

We expect to be able to secure additional capital through advances from our Chief Executive Officer in order to pay expenses such as organizational costs, filing fees, accounting fees and legal fees, however, we do not have any written or oral agreements with any other third parties which require them to fund our operations. We are currently in discussions with investors for private loans and an equity line of credit. Although there can be no assurances that we will be able to obtain such funds in the future, the Company has been able to secure financing to continue operations since its inception on April 3, 2009. We are currently quoted on OTC Pink.. If we need additional capital in the next twelve months and if we cannot raise such capital on acceptable terms, we may have to curtail our operations or terminate our business entirely.

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

Commitments for future capital expenditures at December 31, 2024 is as follows:

	Payments Due by Period
Contractual obligations	Total $	Less than 1 year $	1 - 3 years $	4 – 5 years $	After 5 years $
Accounts payable and accrued liabilities	528,643	528,643	—	—	—
Debt	3,031,063	3,031,063	—	—	—
Non-redeemable convertible notes	100,000	100,000	—	—	—
Operating leases(1)	6,263	6,263	—	—	—
Total contractual obligations	3,665,969	3,665,969	—	—	—

Notes:

(1)	Leases for retail space, equipment and warehousing is currently month to month. Deliveries are currently outsourced.

OPERATING CAPITAL AND CAPITAL EXPENDITURE REQUIREMENTS

On April 14, 2022, the Company entered into a binding Line of Credit with The Cellular Connection Ltd. Pursuant to the Line of Credit, the Company can borrow from the Lender up to up to CAD $0 (CAD $750,000 available on the Line of Credit less CAD $1,069,595 of funds drawn and outstanding on December 31, 2024) in principal. Commencing in 2025, the Lender has indicated that they are no longer willing to continue to advance cash under this Line of Credit.

We expect to be able to secure additional capital through advances from our Chief Executive Officer in order to pay expenses such as organizational costs, filing fees, accounting fees and legal fees, however, we do not have any written or oral agreements with any other third parties which require them to fund our operations. We are currently in discussions with investors for private loans and an equity line of credit. Although there can be no assurances that we will be able to obtain such funds in the future, the Company has been able to secure financing to continue operations since its inception on April 3, 2009. We are currently quoted on OTC Pink. If we need additional capital in the next twelve months and if we cannot raise such capital on acceptable terms, we may have to curtail our operations or terminate our business entirely.

Our common stock started trading over the counter and has been quoted on the Over-The Counter Bulletin Board since February 17, 2011. The stock currently trades under the symbol “TWOH.OB.”

RELATED PARTY TRANSACTIONS

Years ended December 31, 2024 and 2023

Due to Related Party

As of December 31, 2023, advances and accrued salary of $883,534 were due to Nadav Elituv, the Company's former Chief Executive Officer. The balance is non-interest bearing, unsecured and have no specified terms of repayment.

During the year ended December 31, 2024, the Company issued advances due to related party for $62,928 for expenses paid on behalf of the Company and advances due to related party were repaid by the Company with $45,278 in cash. On February 26, 2024, the Company issued common stock to settle due to related party with a carrying value of $296,000 (Note 11). On December 30, 2024, the Company issued a New Promissory Note (see Note 7) to settle accrued salary of $1,392,859 due to Nadav Elituv.

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

During the years ended December 31, 2024 and 2023, the Company paid Linus Creative Services, a business controlled by Bradley Southam, a former director of the Company, $0 and $2,714, respectively, for advertising services.

Promissory Notes – Related Party

As of December 31, 2024 and 2023, promissory note – related party of $0 and $0, respectively, were outstanding. The promissory notes – related party bear interest of 10% per annum, are unsecured, mature on December 31, 2025 and are due to 2130555 Ontario Limited, a Company controlled by Nadav Elituv, the Company's former Chief Executive Officer. On February 2, 2023, the Company issued common stock to settle promissory note – related party and interest with a carrying value of $85,922.

On December 30, 2024, the Company agreed to settle accrued liabilities due to Nadav Elituv, the Company's former Chief Executive Officer, totaling $1,392,859 for a New Promissory Note with carrying value of $1,700,000 resulting in a loss of extinguishment of $307,289.

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

CHANGES IN ACCOUNTING POLICIES INCLUDING INITIAL ADOPTION

Refer to Note 2 in the consolidated financial statements for the year ended December 31, 2024 for information on accounting policies.

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

Refer to Note 2 in the consolidated financial statements for the year ended December 31, 2024 and Note 2 in the consolidated financial statements for the year ended December 31, 2024 for information on market risk.

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

OUTSTANDING SHARE DATA

As of April 11, 2025, the following securities were outstanding:

Common stock: 5,469,037,729 shares

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

December 31, 2024 and 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Two Hands Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Two Hands Corporation (“the Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income (loss), stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2024 and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2017.

Draper, UT

April 14, 2025

TWO HANDS CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023
ASSETS

Current assets
Cash	$1,733	$24,351
Accounts receivable, net	71,431	92,561
VAT taxes receivable	12,283	3,080
Inventory	—	39,489
Prepaid expenses	—	10,000
Total current assets	85,447	169,481

Property and equipment, net	6,025	9,513
Operating lease right-of-use asset	6,263	15,559

Total assets	$97,735	$194,553

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$528,643	$523,486
Due to related party	—	883,534
Notes payable	115,642	113,333
Line of credit	834,405	629,507
Promissory notes	2,081,016	—
Non-redeemable convertible notes, net - related party	100,000	—
Current portion of operating lease right-of-use liability	6,263	8,759
Total current liabilities	3,665,969	2,158,619
Long-term liabilities
Promissory notes	—	247,862
Non-redeemable convertible notes, net	—	502,500
Operating lease right-of-use liability, net of current portion	—	6,800
Total long-term liabilities	—	757,162

Total liabilities	3,665,969	2,915,781

Commitments and Contingencies	—	—

Temporary equity
Series A convertible preferred stock; $0.01 par value; 200,000 shares designated, 0 shares issued and outstanding	—	—
Series B convertible preferred stock; $0.01 par value; 100,000 shares designated, 0 shares issued and outstanding	—	—
Series C convertible preferred stock; $0.001 par value; 150,000 shares designated, 0 shares and 80,000 shares issued and outstanding, respectively	—	76,116
Series D convertible preferred stock; $0.001 par value; 200,000 shares designated, 0 shares issued and outstanding	—	—
Series E convertible preferred stock; $0.0001 par value; 300,000 shares designated, 0 shares issued and outstanding	—	—
Total temporary equity	—	76,116

Stockholder's deficit
Preferred stock; $0.001 par value; 1,000,000 shares authorized, 0 issued and outstanding	—	—
Common stock; $0.0001 par value; 12,000,000,000 shares authorized, 5,469,037,729 and 42,090,329 shares issued and outstanding, respectively	546,905	4,210
Additional paid-in capital	90,288,032	89,278,354
Accumulated other comprehensive income	116,977	6,270
Accumulated deficit	(94,520,148)	(92,086,178)
Total stockholders' deficit	(3,568,234)	(2,797,344)

Total liabilities and stockholders' deficit	$97,735	$194,553

The accompanying footnotes are an integral part of these consolidated financial statements.

TWO HANDS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the year ended December 31,
	2024	2023

Sales	$709,526	$783,489
Cost of goods sold	657,718	721,377
Gross profit	51,808	62,112

Operating expenses
General and administrative	1,217,145	1,341,299
Total operating expenses	1,217,145	1,341,299

Loss from operations	(1,165,337)	(1,279,187)

Other income (expense)
Amortization of debt discount and interest expense	(174,898)	(159,335)
Gain on disposition	—	50,695
Loss on settlement of non-redeemable convertible notes and promissory notes	(1,093,735)	(6,775,835)
Total other income (expense)	(1,268,633)	(6,884,475)

Net loss attributed to Two Hands Corporation	(2,433,970)	(8,163,662)

Add: deemed contribution - Series A Stock modification	—	190,040
Add: deemed contribution - Series C Stock modification	—	2,211,884

Net loss attributed to Two Hands Corporation common stockholders	$(2,433,970)	$(5,761,738)

Other comprehensive income (loss)
Foreign currency translation adjustment	110,707	(32,871)
Total other comprehensive income (loss)	110,707	(32,871)

Comprehensive loss	$(2,323,263)	$(5,794,609)

Loss per common share - basic and diluted	$(0.00)	$(0.56)
Weighted average number of common shares outstanding - basic and diluted	1,153,983,813	10,352,044
The accompanying footnotes are an integral part of these consolidated financial statements.

TWO HANDS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the year ended December 31, 2024 and 2023

	Common Stock		Common Stock to be	Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Issued	Capital	Income	Deficit	Deficit
Balance, December 31, 2023	42,090,329	$4,210	$—	$89,278,354	$6,270	$(92,086,178)	$(2,797,344)

Stock issued for conversion of non-redeemable convertible notes	4,054,949,100	405,495	—	641,562	—	—	1,047,057
Stock issued for settlement of debt - related party	8,000,000	800	—	295,200	—	—	296,000
Stock issued for settlement of promissory notes	1,331,998,300	133,200	—	—	—	—	133,200
Stock issued for the conversion of Series C convertible preferred stock	32,000,000	3,200	—	72,916	—	—	76,116
Foreign currency translation adjustment	—	—	—	—	110,707	—	110,707
Net loss	—	—	—	—	—	(2,433,970)	(2,433,970)
Balance, December 31, 2024	5,469,037,729	$546,905	$—	$90,288,032	$116,977	$(94,520,148)	$(3,568,234)

	Common Stock		Common Stock to be	Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Issued	Capital	Income	Deficit	Deficit
Balance, December 31, 2022	137,403	$14	$336,000	$78,909,153	$39,141	$(83,922,516)	$(4,638,208)

Rounding on reverse stock split	9,870	—	—	—	—	—	—
Stock issued for conversion of non-redeemable convertible notes	16,920,700	1,694	—	6,892,788	—	—	6,894,482
Stock issued for settlement of debt - related party	7,324	1	—	274,792	—	—	274,793
Stock issued for the conversion of Series A convertible preferred stock	25,000,000	2,500	—	56,965	—	—	59,465
Stock issued for the conversion of Series B convertible preferred stock	11,000	1	—	109,781	—	—	109,782
Stock issued for the conversion of Series C convertible preferred stock	4,000	—	—	296,951	—	—	296,951
Stock issued to settle stock to be issued	32	—	(336,000)	336,000	—	—	—
Deemed contribution - Series A Stock modification	—	—	—	190,040	—	—	190,040
Deemed contribution - Series C Stock modification	—	—	—	2,211,884	—	—	2,211,884
Foreign exchange loss	—	—	—	—	(32,871)	—	(32,871)
Net loss	—	—	—	—	—	(8,163,662)	(8,163,662)
Balance, December 31, 2023	42,090,329	$4,210	$—	$89,278,354	$6,270	$(92,086,178)	$(2,797,344)
The accompanying footnotes are an integral part of these consolidated financial statements.

TWO HANDS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2024	2023
Cash flows from operating activities
Net loss	$(2,433,970)	$(8,163,662)
Adjustments to reconcile net loss to cash used in operating activities

Depreciation and amortization	11,356	12,662
Bad debt	35,843	(24,868)
Gain on disposition	—	(50,695)
Amortization of debt discount	174,898	159,335
Loss on settlement of non-redeemable convertible notes	1,093,735	6,775,835
Change in operating assets and liabilities
Accounts and taxes receivable	(31,297)	(29,575)
Prepaid expense	10,000	(10,000)
Inventory	38,227	21,648
Deferred revenue	—	(22,221)
Accounts payable and accrued liabilities	859,184	887,881
Operating lease right-of-use liability	(8,479)	(8,272)
Net cash used in operating activities	(250,503)	(451,932)

Cash flows from investing activities
Net cash used in investing activities	—	—

Cash flow from financing activities
Expenses paid for by related party	62,928	108,383
Repayment of advances to related party	(45,278)	(34,246)
Proceeds from notes payable	—	105,001
Repayment of notes payable	—	(7,037)
Proceeds from line of credit	211,100	286,529
Net cash provided by financing activities	228,750	458,630

Change in foreign exchange	(865)	516

Net change in cash	(22,618)	7,214

Cash, beginning of the period	24,351	17,137

Cash, end of the period	$1,733	$24,351

Cash paid during the period
Interest paid	$—	$—
Income taxes paid	$—	$—

Supplemental disclosure of non-cash investing and financing activities
Stock issued for settlement of debt - related party	$296,000	$188,871
Stock issued for settlement of promissory notes	$133,200	$—
Stock issued for settlement of promissory notes - related party	$—	$85,922
Stock issued to settle non-redeemable convertible notes	$1,047,057	$6,894,482
Issue of new promissory notes to settle promissory notes, accrued expenses and other liabilities	$2,081,016	$—
Deemed contribution - Series A Stock Modification	$—	$190,040
Deemed contribution - Series C Stock Modification	$—	$2,211,884
The accompanying footnotes are an integral part of these consolidated financial statements.

Two Hands Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2024

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

On May 1, 2024, the Company entered into an asset sale agreement with a non-related private corporation (“Purchaser”) whereby the Company sold the assets of gocart.city. The sale included the e-commerce site, branding, supporting components of the Grocery Originals store and inventory. The ongoing sales and client base gocart.city and Grocery Originals was transferred as part of the asset sale. After May 1, 2024, the Company continued the business of Cuore Food Services.

In January 2025, the Company announced its plans to strategically reposition for future growth outside of the wholesale food distribution branch and is taking steps to ensure a smooth and efficient transition away from the legacy business.

In January 2025, the Company also announce its new business in the artisan crafted denim and premium combed Pima cotton yarns space in cooperation with Videlia Mills.

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

GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the year ended December 31, 2024, the Company incurred a net loss of $2,433,970 and used cash in operating activities of $250,503, and on December 31, 2024, had stockholders’ deficit of $3,568,234 and an accumulated deficit of $94,520,148. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date that the financial statements are issued. The Company will be dependent upon the raising of additional capital through placement of its common stock in order to implement its business plan. There can be no assurance that the Company will be successful in this situation. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might result from this uncertainty. We are currently funding our operations by way of cash advances from our Chief Executive Officer, note holders, shareholders and others; however, we do not have any oral or written agreements with them or others to loan or advance funds to us. There can be no assurances that we will be able to receive loans or advances from them or other persons in the future.

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

CONCENTRATIONS

The following table summarizes accounts receivable and revenue concentrations:

	Accounts receivable on December 31, 2024	Revenue for the year ended December 31, 2024
Customer #1	16%	—
Customer #2	12%	—
Total concentration	28%	—%

The following table summarizes accounts payable and purchases concentrations:

	Accounts payable on December 31, 2024	Purchases for the year ended December 31, 2024
Supplier #1	11%	13%
Supplier #2	—	13%
Supplier #3	—	12%
Supplier #4	—	11%
Supplier #5	—	11%
Total concentration	11%	60%

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

The allowance for doubtful accounts on December 31, 2024 and 2023 is $130,883 and $105,072, respectively.

INVENTORY

Inventory consisting of groceries and dry goods are measured at the lower of cost and net realizable value. Cost is determined pursuant to the first-in first out(“FIFO”) method. The cost of inventory includes the purchase price, shipping and handling costs incurred to bring the inventories to their present location and condition. Inventory with a short shelf life that is not utilized within the planned period are immediately expensed in the statement of operations. Estimated gross profit rates are used to determine the cost of goods sold in the interim periods, unless physical inventory counts are performed. Any significant adjustment that results from the reconciliation with physical inventory counts is disclosed. On December 31, 2024 and 2023, the inventory valuation allowance was $39,774 and $0, respectively.

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

During the year ended December 31, 2024 and 2023, the Company had revenue of $709,526 and $783,489, respectively. In 2024, the Company recognized revenue of $709,526 from the sale of dry goods and produce to other customers. In 2024 the Company recognized revenue of $28,673 from the sale of groceries to consumers via the gocart.city online grocery delivery application and $754,816 from the sale of dry goods and produce to other customers.

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

NET LOSS PER SHARE

Basic net income (loss) per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period increased to include the number of additional common shares that would have been outstanding if potentially dilutive securities had been issued. Dilutive net loss per share for common stock is calculated utilizing the if-converted method which assumes the conversion non-redeemable convertible notes and the line of credit. On December 31, 2024 and 2024, we excluded the common stock issuable upon conversion of non-redeemable convertible notes, and Series C Stock of 1,167,136,632 shares and 5,056,999,100 shares, respectively, as their effect would have been anti-dilutive.

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

Two Hands Canada Corporation maintains its accounts in the Canadian dollar. Assets and liabilities are translated to United States dollars at year-end exchange rates. Income and expenses are transaction at averages exchange rate during the year. Foreign currency transaction adjustments are reported as other comprehensive income, a component of equity in the consolidated.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). This update amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity's own equity and improves and amends the related EPS guidance for both Subtopics. This standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2023, which means it will be effective for our fiscal year beginning January 1, 2024. The Company recognizes there will be an impact on how conversions are calculated which may require recognition of gains or losses. The Company adopted ASU 2020-06 during the year ended December 31, 2024. See Note 5. Line of Credit for further detail.

In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment’s profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal year beginning after December 15, 2024. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is also permitted. The Company adopted this new standard on January 1, 2024 and the adoption did not have a material impact on the consolidated financial statements.

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

NOTE 3 – NON-REDEEMABLE CONVERTIBLE NOTES

Non-redeemable convertible notes

On January 8, 2018, the Company entered into a Side Letter Agreement (“Note”) with a non-related investor, Stuart Turk, to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $244,065 issued by the Company during the period of July 2014 and December 2017. The issue price of the Note is $244,065 with a face value of $292,878 and the Note has an original maturity date of December 31, 2018 which is subject to automatic annual renewal. On June 29, 2021, the Company and Stuart Turk entered into an Agreement to change the original maturity date of the Note to December 31, 2025. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on December 31 each year, the outstanding face amount of the Note increases by 20% on January 1 the following year. During the year ended December 31, 2024, the Company elected to convert $150,119 of principal and interest into 1,501,191,200 shares of common stock of the Company at a conversion price of $0.0001 per share. These conversions resulted in a loss on debt settlement of $342,225 due to the requirement to record the share issuance at fair value on the date the shares were issued. The consolidated statement of operations includes interest expense of $25,000 and $37,562 for the year ended December 31, 2024 and 2023, respectively. On December 31, 2024 and 2023, the carrying amount of the Note is $0 (face value of $0 less $0 unamortized discount) and $125,119 (face value of $125,119 less $0 unamortized discount), respectively. This Note was paid in full on August 5, 2024.

On May 10, 2018, the Company entered into a Side Letter Agreement (“Note”) with a non-related investor, Jordan Turk, to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $35,000 issued by the Company on May 9, 2018. The issue price of the Note is $35,000 with a face value of $42,000 and the Note has an original maturity date of December 31, 2018 which is subject to automatic annual renewal. On June 29, 2021, the Company and Jordan Turk entered into an Agreement to change the original maturity date of the Note to December 31, 2025. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on December 31 each year, the outstanding face amount of the Note increases by 20% on January 1 the following year. During the year ended December 31, 2024, the Company elected to convert $2,263 of principal and interest into 22,625,300 shares of common stock of the Company at a conversion price of $0.0001 per share. These conversions resulted in a loss on debt settlement of $36,747 due to the requirement to record the share issuance at fair value on the date the shares were issued. The consolidated statement of operations includes interest expense of $377 and $1,694 for the year ended December 31, 2024 and 2023, respectively. On December 31, 2024 and 2023, the carrying amount of the Note is $0 and $1,885 (face value of $1,885 less $0 unamortized discount), respectively. This Note was paid in full on April 29, 2024.

On January 31, 2019, the Company entered into a Side Letter Agreement (“Note”) with Stuart Turk to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $106,968 issued by the Company during the period of January 3, 2018 to December 28, 2018. The issue price of the Note is $106,968 with a face value of $128,362 and the Note has an original maturity date of December 31, 2019 which is subject to automatic annual renewal. On June 29, 2021, the Company and Stuart Turk entered into an Agreement to change the original maturity date of the Note to December 31, 2025. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on December 31 each year, the outstanding face amount of the Note increases by 20% on January 1 the following year. During the year ended December 31, 2024, the Company elected to convert $253,113 of principal and interest into 2,531,132,600 shares of common stock of the Company at a conversion price of $0.0001 per share. These conversions resulted in a loss on debt settlement of $262,602 due to the requirement to record the share issuance at fair value on the date the shares were issued. The consolidated statement of operations includes interest expense of $51,211 and $44,362 for the year ended December 31, 2024 and 2023, respectively. In addition, on December 30, 2024, the Holder of the Note also agreed to exchange the remaining outstanding principal and interest of this Note with a carrying value of $54,116 and other promissory notes comprising principal and interest of $112,319 for a New Promissory Note with a carrying value of $277,365 resulting in the loss of extinguishment of debt of $110,930. (See Note 7). On December 31, 2024 and 2023, the carrying amount of the Note is $0 (face value of $0 less $0 unamortized discount) and $256,056 (face value of $256,056 less $0 unamortized discount), respectively. This Note was paid in full on December 30, 2024.

Non-redeemable convertible notes – related party

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

On December 30, 2024, Jordan Turk and the Company agreed to exchange $43,328 of principal and interest for a New Promissory Note with a carrying value of $71,993 (see Note 7) resulting in a loss of extinguishment of $28,665.

Also, on December 30, 2024, Jordan Turk entered into an agreement to assign the remaining outstanding principal and interest of the original Note with a carrying value of $100,000 to Emil Assentato, the Chief Executive Officer of the Company.

The consolidated statement of operations includes interest expense of $23,888 and $19,907 for the year ended December 31, 2024 and 2023, respectively. On December 31, 2024 and 2023, the carrying amount of the Note is $100,000 (face value of $100,000 less $0 unamortized discount) and $119,440 (face value of $119,440 less $0 unamortized discount), respectively.

NOTE 4 – LEASES

The Company entered into an operating lease agreement on October 14, 2021 for an automobile, resulting in the recording of an initial liability and corresponding right-of-use asset of $35,906. The weighted-average remaining non-cancelable lease term for the Company’s operating lease was 0.75 years at December 31, 2024. The weighted-average discount rate was 3.96% at December 31, 2024.

The Company’s operating lease expires in 2025. The following shows future lease payments for the remaining periods under operating lease at December 31, 2024:

Periods ending December 31,	Operating Lease Commitments
2024	$0
2025	7,585
Total operating lease commitments	7,585
Less: imputed interest	(1,322)
Total right-of-use liability	$6,263

The Company’s discounted current right-of-use lease liability and discounted non-current right-of-use lease liability on December 31, 2024 is $6,263 and $0, respectively.

Operating leases expense for the years ended December 31, 2024 and 2023 is $10,114, respectively.

NOTE 5 – LINE OF CREDIT

On April 14, 2022, the Company entered into a binding Grid Promissory Note and Credit Facility Agreement (the “Line of Credit”) with The Cellular Connection Ltd. (the “Lender”). Pursuant to the Line of Credit, the Company can borrow from the Lender up to CAD $750,000 in principal in increments of at least CAD $50,000 upon five business days’ notice and the outstanding principal bears interest at 8% per annum, payable monthly. The outstanding principal and all accrued interest became due and payable in full on May 1, 2024, the maturity date of the Line of Credit. The Lender has provided verbal assurances that the Company may continue to borrow additional funds at the same terms as the Line of Credit. Any indebtedness under the Line of Credit are secured against accounts receivable and inventory of the Company.

On December 30, 2024, the Company and the Lender agreed to amend (the “Amendment”) to the terms of the Line of Credit. The Amendment cancels the right of the Company, at its option, to convert outstanding principal and interest into shares of common stock of the Company after twelve months from the first advance at a conversion price of $0.10 per share. The Amendment grants the right of the Lender, at its option, to convert outstanding principal or interest into shares of common stock of the Company at a conversion price of $0.005 per share (the “Conversion Option”). The Company determined that the Conversion Option was not substantive in accordance with ASC 470-50-40-10 since the conversion price of $0.005 per share was extremely high when compared to the fair value of Company stock of $0.0001 per share on issuance of the Amendment.

Any conversion is subject to a restriction on the Lender never holding more than 4.99% of the Company’s Common Shares.

As of December 31, 2024 and 2023, the Line of Credit of $834,405 (principal $742,727 (CAD $1,069,595) and interest of $91,678) and $629,507 (principal $588,295 (CAD $780,336) and interest of $41,212), respectively, was outstanding. The consolidated statement of operations includes interest expense of $56,707 and $37,144 for the year ended December 31, 2024 and 2023, respectively.

NOTE 6 – NOTES PAYABLE

As of December 31, 2024 and 2023, notes payable due to Piero Manzini, Nadav Elituv, the former CEO of the Company, and The Cellular Connection Limited, a corporation controlled by Stuart Turk, totaling $115,642 and $113,333, respectively, were outstanding. The balances are non-interest bearing, unsecured and have no specified terms of repayment. On September 9, 2024, notes payable which totaled $4,601 were settled by exchanging these notes payable for promissory notes.

NOTE 7 – PROMISSORY NOTES

Promissory Notes

On September 9, 2024, the Company issued promissory notes with principal of $240,926 to settle notes payable, promissory notes, accrued interest (totaling $234,843 (principal $167,455 and interest of $67,388)) and other liabilities. The promissory notes (the “Promissory Notes”) bears interest of 10% per annum, are unsecured and mature on December 31, 2025. At the option of the Company, outstanding principal and interest may be paid in cash or in shares of common stock of the Company valued at the closing price OTC Pink markets prior to the date of conversion.

During the year ended December 31, 2024, the Company elected to settle $133,200 of principal and interest of Promissory Notes by issuing 1,331,998,300 shares of common stock of the Company with a fair value of $133,200.

On December 30, 2024, the Company exchanged Promissory Notes comprising principal and interest of $112,319 and a non-redeemable convertible note principal and interest of $54,116 for a New Promissory Note with a carrying value of $277,365 (See Note 3) resulting in the loss of extinguishment of debt of $110,930.

On December 30, 2024, Jordan Turk and the Company agreed to exchange $43,328 of non-convertible redeemable promissory notes principal and interest for a New Promissory Note with a carrying value of $71,993 (see Note 3) resulting in a loss of extinguishment of $28,665.

On December 30, 2024, Jordan Turk and the Company agreed to exchange $26,382 of Promissory Notes principal and interest for a New Promissory Note with carrying value of $31,858 resulting in a loss of extinguishment of 5,276.

As of December 31, 2024 and 2023, promissory notes of $2,081,016 (principal $381,016 and interest of $0) and of $247,862 (principal $186,672 and interest of $61,190), respectively, were outstanding.

New Promissory Notes are unsecured, bear interest of 10% per annum and are due on December 31, 2025.

Promissory Notes – Related Party

As of December 31, 2024 and 2023, promissory note – related party of $0 and $0, respectively, were outstanding. The promissory notes – related party bear interest of 10% per annum, are unsecured, mature on December 31, 2025 and are due to 2130555 Ontario Limited, a Company controlled by Nadav Elituv, the Company's former Chief Executive Officer. On February 2, 2023, the Company issued common stock to settle promissory note – related party and interest with a carrying value of $85,922.

On December 30, 2024, the Company agreed to settle accrued liabilities due to Nadav Elituv, the Company's former Chief Executive Officer, totaling $1,392,859 for a New Promissory Note with carrying value of $1,700,000 resulting in a loss of extinguishment of $307,289.

NOTE 8 – RELATED PARTY TRANSACTIONS

As of December 31, 2023, advances and accrued salary of $883,534 were due to Nadav Elituv, the Company's former Chief Executive Officer. The balance is non-interest bearing, unsecured and have no specified terms of repayment.

During the year ended December 31, 2024, the Company issued advances due to related party for $62,928 for expenses paid on behalf of the Company and advances due to related party were repaid by the Company with $45,278 in cash. On February 26, 2024, the Company issued common stock to settle due to related party with a carrying value of $296,000 (Note 11). On December 30, 2024, the Company issued a New Promissory Note (see Note 7) to settle accrued salary of $1,392,859 due to Nadav Elituv.

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

During the years ended December 31, 2024 and 2023, the Company paid Linus Creative Services, a business controlled by Bradley Southam, a former director of the Company, $0 and $2,714, respectively, for advertising services.

Employment Agreements

On January 15, 2023, the Company executed an employment agreement for the period from January 1, 2023 to December 31, 2023 with Nadav Elituv, the former Chief Executive Officer of the Company whereby the Company shall pay an annual salary of $600,000 from available funds.

On March 17, 2024, the Company executed an employment agreement for the period from January 1, 2024 to December 31, 2024 with Nadav Elituv, the former Chief Executive Officer of the Company whereby the Company shall pay an annual salary of $600,000 from available funds.

On July 1, 2023, entered into a consulting agreement to pay 2130555 Ontario Limited, a Company controlled by Nadav Elituv, a monthly consulting fee of CAD $24,000 per month for services for the period from July 1, 2023 to December 31, 2023.

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

	2024	2023
Net loss before income taxes per consolidated financial statements	$(2,433,970)	$(8,163,662)
Income tax rate	21%	21%
Income tax recovery	(511,000)	(1,714,400)
Non-deductible share-based payments	—	—
Non-deductible interest	36,700	33,500
Loss on settlement of debt	229,600	1,422,900
Initial derivative expense	—	—
Change in fair value of derivative expense	—	—
Valuation allowance change	244,700	258,000
Income tax expense (recovery)	$—	$—

The significant component of deferred income tax assets on December 31, 2024 and 2023 is as follows:

	2024	2023
Net operating loss carry-forward	$1,830,400	$1,585,700
Valuation allowance	(1,830,400)	(1,585,700)
Net deferred income tax asset	$—	$—

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

As of December 31, 2024 and 2023 the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the years ended December 31, 2024 and 2023 and no interest or penalties have been accrued as of December 31, 2024 and 2023. As of December 31, 2024 and 2023, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

On October 10, 2024, the Company elected to convert 80,000 shares of Series C Convertible Preferred Stock into 32,000,000 shares of common stock of the issuer in accordance with the original terms of the Series C Convertible Preferred Stock.

Series A Stock, Series B Stock, Series C Stock, Series D Stock and Series E Stock has been classified as temporary equity (outside of permanent equity) on the consolidated balance sheet on December 31, 2024 and 2023, since share settlement is not within the control of the Company.

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

During the year ended December 31, 2024, the Company elected to convert $405,495 of principal and interest of non-redeemable convertible notes into 4,054,949,100 shares of common stock of the Company with a fair value of $1,047,058 resulting in a loss of extinguishment of debt of $641,562.

During the year ended December 31, 2024, the Company elected to settle $133,200 of principal and interest of promissory notes by issuing 1,331,998,300 shares of common stock of the Company with a fair value of $133,200.

On February 26, 2024, the Company agreed to issue 8,000,000 shares of common stock with a fair value of $109,600 to settle accrued salary and expenses of $296,000 (CAD $400,000) due to Nadav Elituv, the former Chief Executive Officer of the Company resulting an increase in additional paid-in capital of $186,400.

On October 10, 2024, the Company elected to convert 80,000 shares of Series C Convertible Preferred Stock into 32,000,000 shares of common stock of the issuer in accordance with the original terms of the Series C Convertible Preferred Stock.

For the year ended December 31, 2023, the Company elected to convert $118,647 of principal and interest of non-redeemable convertible notes into 16,920,700 shares of common stock of the Company with a fair value of $6,894,482 resulting in a loss of extinguishment of debt of $6,775,835.

On February 2, 2023, the Company agreed to issue 978 shares of common stock with a fair value of $3,912 to settle advances with a carrying value of $36,690 (CAD $48,894) due to Nadav Elituv, the former Chief Executive Officer of the Company resulting an increase in additional paid-in capital of $32,778.

On February 2, 2023, the Company agreed to issue 6,346 shares of common stock with a fair value of $25,384 to settle consulting fees with a carrying value of $238,103 (CAD $317,302) due to 2130555 Ontario Limited resulting an increase in additional paid-in capital of $212,720. 2130555 Ontario Limited is controlled by Nadav Elituv, the former Chief Executive Officer of the Company.

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

ITEM 9A(T). CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2024. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO-2013). As a result of this assessment, management concluded that, as of December 31, 2024, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, which are included within disclosure controls and procedures, that occurred during our fiscal quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

During the quarter ended December 31, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Insider Trading Policy. We have adopted the Two Hands Corporation Insider Trading Policy (the “Insider Trading Policy”), which applies to all directors, officers, employees, independent contractors, and consultants of the Company and its subsidiaries, as well as certain other persons. The Insider Trading Policy is designed to promote compliance with U.S. federal and state securities laws, rules and regulations and the applicable rules and regulations of OTC Pinks, with respect to the purchase, sale and/or disposition of the Company’s securities. The Insider Trading Policy addresses the implementation of certain trading blackout periods in the Company’s securities for Company insiders. A copy of the Insider Trading Policy is filed as Exhibit 19 to this 2024 Form 10-K.

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

Name	Age	Position(s)
Emil Assentato (1)	75	Chief Executive Officer, President, Treasurer, Secretary and Director (Principal Executive Officer)
Matthew Stark (1)	37	Chief Financial Officer and Director (Principal Financial and Accounting Officer)
Craig Marshak (1)	63	Director

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

A description of the principal occupation for the past five years and summary of the experience of the directors and officers of the Company is as follows:

Emil Assentato, Chief Executive Officer, President, Treasurer, Secretary and Director

Emil Assentato has been the Chief Executive Officer, President, Treasurer, Secretary and a Director of the Company since December 30, 2024. Emil Assentato spent most of his significant career working for Compaigine Financier Tradition, a publicly owned company on the Geneva Exchange under the symbol CFT, in its wholly owned subsidiary Tradition North America, from August 1, 1986 through June 30, 2017. This journey included the following positions within his scope at Tradition: CEO from 1991 through 2014: Chairman 2014 through 2017; President Tradition Government Securities 1994 through 2014: Chairman and CEO of Tradition Securities and Derivatives, Inc, Chairman and CEO from 2008 through 2013: Initiated Tradition’s advance in South America establishing offices in Argentina (1995), Chile(2004), Columbia (2004), Mexico (2004) and briefly in Brazil all in the early 2000’s: Chairman, Standard Credit Group, LLC 2008 through 2013: Director, StreamingEdge, Inc. 2008 through 2014, Inc.: Main Board Executive Compaignie Financier Tradition (CFT) 2002 through 2017. Along the way Mr. Assentato occupied the following positions of which some are still active: Chairman Currency Mountain Holdings Ltd Malta 2010 through present: Chairman Triton Capital Markets Ltd, Malta 2010 through present: Chairman TraderMade Ltd UK 2015-present: FXDD LLC 2002 through 2015 Chairman: Nukkleus, Inc. (Nasdaq: NUKK) 2016 through July 2024, Chairman and CEO of Nukkleus Inc. Notable career accomplishments included the first individual to execute an over-the-counter peer-peer Euro Dollar Future in North America 1982: among the first to execute a peer-peer interest rate swap in 1982: including the above started other desks at the forefront of financial product innovation brokering Lesser Developed Country debt desk 1989: among the first to initiate Credit Derivative Desk in the mid 1990’s. Mr. Assentato was early in recognizing the importance of Crypto as a medium for payment solutions through Nukkleus Inc. and was early in the development of retail FX (FXDD) in 2002: Mr. Assentato holds a Bachelor of Scient degree in Economics with a minor in Philosophy from Hofstra University 1971 and received honorable discharge from the US Navy in 1972.

Matthew Stark, Chief Financial Officer and Director

Matthew Stark has been the Chief Financial Officer and a Director of the Company since February 20, 2025. Mr. Stark brings 15 years’ experience of accounting and financial reporting within the financial services industry, including foreign exchange trading, FINRA-regulated broker-dealer services, and cross-border payment services.  He was employed with FXDD for 12 years, having an instrumental role in all corporate accounting operations, with a heavy focus on the external audits and regulatory requirements of FXDD and their global subsidiaries.  Mr. Stark joined Nukkleus, Inc. (Nasdaq: NUKK) in 2022 and currently serves as their Corporate Controller. After receiving his Bachelor's degree in Business Administration in 2010, Mr. Stark graduated from Pace University in 2015 with his Master’s degree in Accounting.

Craig Marshak, Director

Craig Marshak has been a Director of the Company since January 3, 2025. Mr. Marshak has been a Managing Director at Clear Think Capital since joining the firm in March 2021. From 2018 to 2021, he served as Senior Advisor to SHR Ventures LLC, the family office of Stanley Hutton Rumbough, whose grandfather founded E.F. Hutton. During this time, he co-founded Moringa Acquisition, a NASDAQ-listed SPAC, where he serves as Vice Chairman and Co-Founder. Since 2002, Mr. Marshak has been a Principal at Israel Venture Partners (israelventurepartners.com), a platform focused on identifying and investing in Israeli technology and healthcare companies. Mr. Marshak began his investment banking career at Morgan Stanley in the Merchant Banking department before moving to Corporate Finance and Mergers & Acquisitions at Wertheim Schroder and later Schroders in London, England. He went on to establish the London office of Robertson Stephens and, from 1998 to 2001, was Co-Head of the Nomura Technology Merchant Banking Group in London, specializing in high-growth companies in the Israeli and Silicon Valley sectors.

His expertise includes advising on multi-billion-dollar restructuring assignments, such as the privatization of Israel Chemicals from Israeli government ownership, the restructuring of Koor Industries (formerly one of Israel’s largest conglomerates), and the landmark restructuring of Manville Corporation. Mr. Marshak and his team at Schroders led the entirety of the Manville engagement, which was one of the most complex restructurings of its era. Mr. Marshak graduated summa cum laude and Phi Beta Kappa with an A.B. degree from Duke University. He was awarded the Roger Alan Opel Scholarship to the London School of Economics and later earned a J.D. from Harvard Law School.

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

●	This structure creates efficiency in the preparation of the meeting agendas and related Board materials as the Company’s Chief Executive Officer works directly with those individuals preparing the necessary Board materials and is more connected to the overall daily operations of the Company. Agendas are also prepared with the permitted input of the full Board of Directors allowing for any concerns or risks of any individual director to be discussed as deemed appropriate. The Board believes that the Company has benefited from this structure, and Mr. Assentato’s continuation in the combined role of the Chairman and Chief Executive Officer is in the best interest of the stockholders.

●	The Company believes that the combined structure is necessary and allows for efficient and effective oversight, given the Company’s relatively small size, its corporate strategy and focus.

 The Board of Directors does not have a specific role in risk oversight of the Company. The Chairman, President and Chief Executive Officer and other executive officers and employees of the Company provide the Board of Directors with information regarding the Company’s risks.

 Independent Directors

Our Board of Directors has determined that Craig Marshall is an “independent director” within the meaning of NASDAQ Marketplace Rule 5605(a)(2). As of April 11, 2025 our common stock is quoted on the OTC Pinks tier of the OTC Markets.

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

The Board of Directors will consider candidates for director positions that are recommended by any of our stockholders. The recommended candidate should be submitted to us in writing addressed to 141 Piping Rock Road
Locust Valley, New York 11560.. The recommendation shall include the following information: name of candidate; address, phone, and fax number of candidate; a statement signed by the candidate certifying that the candidate wishes to be considered for nomination to our Board of Directors and stating why the candidate believes that he or she meets the director qualification criteria and would otherwise be a valuable addition to our Board of Directors; a summary of the candidate's work experience for the prior five years and the number of shares of our stock beneficially owned by the candidate.

The Board will evaluate the recommended candidate and will determine whether or not to proceed with the candidate in accordance with our procedures. We reserve the right to change our procedures at any time to comply with the requirements of applicable laws.

Code of Ethics

 We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We will provide a copy of our Code of Ethics to any person, free of charge, upon written request to Emil Assentato at Two Hands Corporation, 141 Piping Rock Road,
Locust Valley, New York 11560.

ITEM 11. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Emil Assentato, Principal Executive Officer, President, and Director	2024	$ -	$ -	$ -	$ -	$-	$ -	$ -	$ -
	2023	$ -	$ -	$ -	$ -	$-	$ -	$ -	$ -
Matthew Stark, Chief Financial Officer and Director	2024	$ -	$ -	$ -	$ -	$-	$ -	$ -	$ -
	2023	$ -	$ -	$ -	$ -	$-	$ -	$ -	$ -
Andrew Kucharchuk, former Chief Financial Officer and Director	2024	$ -	$ -	$ -	$ -	$-	$ -	$ -	$ -
	2023	$ -	$ -	$ -	$ -	$-	$ -	$ -	$ -
Nadav Elituv, former Principal Executive Officer, President, Chairman and Director	2024	$ 809,038	$ -	$-	$ -	$-	$ -	$ -	$ 809,038
	2023	$ 808,076	$ -	$-	$ -	$-	$ -	$ -	$ 808,076
Steven Gryfe, former Chief Financial Officer	2024	$ -	$ -	$ -	$ -	$-	$ -	$ -	$ -
	2023	$ -	$ -	$ -	$ -	$-	$ -	$ -	$ -

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

Outstanding Equity Awards at Fiscal Year-End

On December 31, 2024, there were no unexercised options and no equity incentive plan awards for each name executive officer.

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

Employment Agreements

On January 15, 2023, the Company executed an employment agreement for the period from January 1, 2023 to December 31, 2023 with Nadav Elituv, the former Chief Executive Officer of the Company whereby the Company shall pay an annual salary of $600,000 from available funds.

On March 17, 2024, the Company executed an employment agreement for the period from January 1, 2024 to December 31, 2024 with Nadav Elituv, the former Chief Executive Officer of the Company whereby the Company shall pay an annual salary of $600,000 from available funds.

On July 1, 2023, entered into a consulting agreement to pay 2130555 Ontario Limited, a Company controlled by Nadav Elituv, a monthly consulting fee of CAD $24,000 per month for services for the period from July 1, 2023 to December 31, 2023.

On January 1, 2024, entered into a consulting agreement to pay 2130555 Ontario Limited, a Company controlled by Nadav Elituv, a monthly consulting fee of CAD $24,000 per month for services for the period from January 1, 2024 to December 31, 2024.

COMPENSATION OF DIRECTORS

The following table summarizes compensation paid to all of our directors who were not our named executive officers during the fiscal year ended December 31, 2024:

Name	Fees Earned of Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Craig Marshak, Director	$—	$—	$—	$—	$—
Ryan Wilson, former Director	$—	$—	$—	$—	$—
Bradley Southam, former Director	$—	$—	$—	$—	$—

During the years ended December 31, 2024 and 2023, the Company paid Linus Creative Services, a business controlled by Bradley Southam, a former director of the Company, $0 and $2,714, respectively, for advertising services.

DIRECTOR COMPENSATION

We did not provide any cash compensation to the directors for their service as directors during the last fiscal year.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During the fiscal year ended December 31, 2024, Emil Assentato, Nadav Elituv, Ryan Wilson, Bradley Southam and Brandon Milner served as our directors. We do not have a separately standing compensation committee and our board of directors did not perform similar functions as there was no executive compensation paid from our inception on April 3, 2009 through the end of our most recently completed fiscal year ended December 31, 2024. Our board of directors performs the functions of a compensation committee, however as of the date of this Report, the board of directors have not have any set compensation.

During the fiscal year ended December 31, 2024, none of our executive officers:

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of April 11, 2025, as to shares of our shares of common stock beneficially owned by: (1) each person who is known by us to own beneficially more than 5% of our shares of common stock, (2) our named executive officer listed in the summary compensation table, (3) each of our directors and (4) all of our directors and executive officers as a group.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

	Common Stock
Name and Address of Beneficial Owner (1)	Beneficially Owned	Approximate Percentage of Issued and Outstanding Common Stock(6)

Emil Assentato (2)	3,000,000,000	54.9%

Craig Marshak (3)	0	0.00%

Matthew Stark (4)	0	0.00%

All Directors and Officers as a Group	3,000,000,000	54.9%

Notes:

(1)	Unless otherwise noted, the business address of each of the following is 141 Piping Rock Road, New York, New York, 10128.
(2)

Effective December 30, 2024, Emil Assentato was appointed as a member of the Board and as Chief Executive Officer, President, Chief Financial Officer, Treasurer and Secretary of the Company. On January 3, 2025, Mr. Assentato resigned as Chief Financial Officer of the Company.

(3)	On January 3, 2025, Craig Marshak was appointed as a member of the Board.

(4)	On February 20, 2025, Matthew Stark was appointed as Chief Financial Officer of the Company and as a member of the Board.

(5)	Based on 5,469,037,729 shares of common stock outstanding as of April 11, 2025 and shares of common stock that the reporting person has the right to acquire within 60 days from the date thereof.

 Securities Authorized for Issuance Under Equity Compensation Plans

On October 1, 2021, the Board of Directors approved the 2021 Stock Incentive Plan (the “2021 Plan”) to attract and retain the best available personnel, to provide additional incentive to employees, directors and consultants, and to promote the success of the Company's business. Pursuant to the 2020 Plan, the Board may grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares and restricted share units. to eligible persons. The maximum aggregate number of shares of common stock with respect to which awards granted under the Plan shall not exceed 200,000,000. At December 31, 2024, there are 0 shares of common stock available under the 2021 Plan.

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

Transactions

As of December 31, 2024 and 2023, advances and accrued salary of $0 and $883,534, respectively, were due to Nadav Elituv, the Company's former Chief Executive Officer. The balance is non-interest bearing, unsecured and have no specified terms of repayment.

During the year ended December 31, 2024, the Company issued advances due to related party for $62,928 for expenses paid on behalf of the Company and advances due to related party were repaid by the Company with $45,278 in cash.

On February 26, 2024, the Company agreed to issue 8,000,000 shares of common stock with a fair value of $109,600 to settle accrued salary and expenses of $296,000 (CAD $400,000) due to Nadav Elituv, the former Chief Executive Officer of the Company resulting an increase in additional paid-in capital of $186,400.

On December 30, 2024, the Company agreed to settle accrued liabilities due to Nadav Elituv, the Company's former Chief Executive Officer, totaling $1,392,859 for a New Promissory Note with carrying value of $1,700,000 resulting in a loss of extinguishment of $307,341.

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

Director Independence

Our Board of Directors has determined that Craig Marshall is an “independent director” within the meaning of NASDAQ Marketplace Rule 5605(a)(2). As of the of this Report, our common stock is quoted on the OTC Pinks tier of the OTC Markets.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fees related to services performed by Sadler, Gibb & Associates, LLC for the years ended December 31, 2024 and 2023 were as follows:

	2024	2023
Audit Fees	$76,000	$70,177
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$76,000	$70,177

Pre-Approval Policies

The Board's policy is to pre-approve all audit services and all non-audit services before they commence, including the fees and terms thereof, to be provided by our independent auditor. All of the services provided during the fiscal year ended December 31, 2024 were pre-approved. No audit, review or attest services were approved in accordance with Section 2-01(c)(7)(i)(C) of Regulation S-X during the fiscal year ended December 31, 2024.

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

a. The following documents are filed as part of this annual report on Form 10-K:

1. FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets on December 31, 2024 and 2023

Consolidated Statements of Operations for the years ended December 31, 2024 and 2023

Consolidated Statement of Stockholders' Deficit for the years ended December 31, 2024 and 2023

Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023

Notes to Consolidated Financial Statements

2. FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

3. EXHIBITS

The exhibits listed below are filed with or incorporated by reference in this annual report on Form 10-K.

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Certificate of Incorporation, dated April 3, 2009		S-1		3.1	6/22/2010
3.2	Bylaws, dated April 3, 2009		S-1		3.2	6/22/2010
3.3	Certificate of Amendment to the Certificate of Incorporation, dated August 8, 2013		10-Q	6/30/2013	3.3	8/14/2013
3.4	Certificate of Amendment to the Certificate of Incorporation, dated July 27, 2016		8-K	9/1/2016	3.1	9/1/2016
3.5	Certificate of Amendment to the Certificate of Incorporation, dated August 27, 2018		8-K	9/10/2018	3.1	9/10/2018
3.6	Certificate of Amendment to the Certificate of Incorporation, dated November 18, 2019		8-K	12/12/2019	3.1	12/12/2019
3.7	Certificate of Amendment to the Certificate of Incorporation, dated July 16, 2021		8-K	7/16/2021	3.1	7/22/2021
3.8	Certificate of Amendment to the Certificate of Incorporation, dated January 3, 2022		8-K	1/3/2022	3.1	1/6/2022
3.9	Certificate of Amendment to the Certificate of Incorporation, As Amended, dated March 21, 2022		8-K	4/25/2022	3.1	4/26/2022
3.10	Certificate of Amendment to the Certificate of Incorporation, As Amended, filed with the Delaware Secretary of State on August 22, 2023.		8-K	9/8/2023	3.1	9/11/2023
4.1	Specimen Stock Certificate		S-1		4.1	6/22/2010
4.2	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, dated August 6, 2013		10-Q	6/30/2013	4.2	8/14/2013
4.3	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock, dated December 12, 2019		8-K	12/12/2019	3.1	12/19/2019
4.4	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock, dated October 7, 2020		8-K	10/07/2020	3.1	10/08/2020
4.5	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock, dated June 24, 2021		8-K	6/24/2021	3.1	7/1/2021
4.6	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock, dated September 1, 2021		8-K	9/1/2021	3.1	9/1/2021
4.7	Amended and Restated Designation of Series A Convertible Preferred Stock of Two Hands Corporation, dated April 21, 2022		8-K	4/21/2022	3.1	4/26/2022
4.8	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock, dated July 5, 2022		10-Q	6/30/2022	4.8	8/15/2022
4.9	Certificate of Designation, Preference and Rights of Series E Preferred Stock, dated October 3, 2022		8-K	10/4/2022	3.1	10/11/2022
10.1	Innovative Product Opportunities Inc. Trust Agreement		S-1		10.1	6/22/2010
10.2	Side Letter Agreement, The Cellular Connection Ltd., dated January 8, 2018		10-K	12/31/2017	10.2	3/29/2018
10.3	Side Letter Agreement, Stuart Turk, dated January 8, 2018		10-K	12/31/2017	10.3	3/29/2018
10.4	Side Letter Agreement, Jordan Turk, dated April 12, 2018		10-Q	3/31/2018	10.4	5/21/2018
10.5	Side Letter Agreement, Jordan Turk, dated May 10, 2018		10-Q	3/31/2018	10.5	5/21/2018
10.6	Side Letter Agreement, Jordan Turk, dated September 13, 2018		10-K	12/31/2018	10.6	4/1/2019
10.7	Side Letter Agreement, The Cellular Connection Ltd., dated January 31, 2019		10-K	12/31/2018	10.7	4/1/2019
10.8	Side Letter Agreement, Stuart Turk, dated January 31, 2019		10-K	12/31/2018	10.8	4/1/2019
19.1	Insider Trading Policy	X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data Files as its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition	X
104	Cover page formatted as Inline XBRL and contained in Exhibit 101	X

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

TWO HANDS CORPORATION

Dated: April 14, 2025	By: /s/ Emil Assentato Name: Emil Assentato Title: President, Chief Executive Officer and Director (Principal Executive Officer)

By: /s/ Matthew Stark Name: Matthew Stark Title: Chief Financial Officer and Director (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the date indicated.

SIGNATURE	TITLE	DATE

By: /s/ Emil Assentato Emil Assentato	President, Chief Executive Officer and Director (Principal Executive Officer)	April 14, 2025

By: /s/ Matthew Stark Matthew Stark	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	April 14, 2025

By: /s/ Craig Marshak Craig Marshak	Director	April 14, 2025

