Form 10-Q
period 2025-03-31
Two Hands Corp
filed 2025-05-14
CIK 1494413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission File Number: 333-167667

TWO HANDS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	33-4429767
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
41 Piping Rock Road Locust Valley, New York (Address of Principal Executive Offices)	11560 (Zip Code)

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

Common Stock, $.0001 Par Value

(Title of class)

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 13, 2025 the issuer had 5,639,232,132 shares of its common stock issued and outstanding, par value $0.0001 per share.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains "forward-looking statements" that involve risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in our Form 10-K filed on April 14, 2025, and other filings we make with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

The following discussion and analysis of financial condition and results of operations is based upon and should be read in conjunction with our audited financial statements and related notes thereto included elsewhere in this report, and in our Form 10-K filed on April 14, 2025.

3

TWO HANDS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2025

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

TWO HANDS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
ASSETS	(Unaudited)

Current assets
Cash	$2,752	$1,733
Accounts receivable, net	—	71,431
VAT taxes receivable	14,400	12,283
Prepaid expenses	13,070	—
Total current assets	30,222	85,447

Property and equipment, net	5,506	6,025
Operating lease right-of-use asset	4,205	6,263

Total assets	$39,933	$97,735

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$477,194	$528,643
Accrued liabilities - related party	55,000	—
Note payable - related party	201,446	—
Notes payable	115,037	115,642
Line of credit	850,972	834,405
Deferred revenue	—	—
Promissory notes	2,133,041	2,081,016
Non-redeemable convertible note, net - related party	104,932	100,000
Operating lease right-of-use liability	4,205	6,263
Total current liabilities	3,941,827	3,665,969
Total liabilities	3,941,827	3,665,969

Commitments and Contingencies	—	—

Stockholder's deficit
Common stock; $0.0001 par value; 12,000,000,000 shares authorized, 5,469,037,729 shares issued and outstanding, respectively	546,905	546,905
Additional paid-in capital	90,288,032	90,288,032
Accumulated other comprehensive income	113,749	116,977
Accumulated deficit	(94,850,580)	(94,520,148)
Total stockholders' deficit	(3,901,894)	(3,568,234)

Total liabilities and stockholders' deficit	$39,933	$97,735

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

TWO HANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the three months ended March 31,
	2025	2024

Sales	$—	$163,477
Cost of goods sold	—	148,488
Gross profit	—	14,989

Operating expenses
General and administrative	257,069	305,190
Total operating expenses	257,069	305,190

Loss from operations	(257,069)	(290,201)

Other income (expense)
Amortization of debt discount and interest expense	(73,363)	(41,810)
Loss on settlement of non-redeemable convertible notes and promissory notes	—	(450,135)
Total other income (expense)	(73,363)	(491,945)

Net loss	(330,432)	(782,146)
Other comprehensive income (loss)
Foreign currency translation adjustment	(3,228)	27,834
Total other comprehensive income (loss)	(3,228)	27,834

Comprehensive loss	$(333,660)	$(754,312)

Loss per common share - basic and diluted	$(0.00)	$(0.01)
Weighted average number of common shares outstanding - basic and diluted	5,469,037,729	60,258,460

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

TWO HANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the three months ended March 31, 2025 and 2024
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance, December 31, 2024	5,469,037,729	$546,905	90,288,032	116,977	(94,520,148)	(3,568,234)
						—
Foreign currency translation adjustment	—	—	—	(3,228)	—	(3,228)
Net loss	—	—	—	—	(330,432)	(330,432)
Balance, March 31, 2025	5,469,037,729	$546,905	$90,288,032	$113,749	$(94,850,580)	$(3,901,894)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance, December 31, 2023	42,090,329	$4,210	$89,278,354	$6,270	$(92,086,178)	$(2,797,344)

Stock issued for conversion of non-redeemable convertible notes	58,650,000	5,865	450,135	—	—	456,000
Stock issued for settlement of debt - related party	8,000,000	800	295,200	—	—	296,000
Foreign exchange loss	—	—	—	27,834	—	27,834
Net loss	—	—	—	—	(782,146)	(782,146)
Balance, March 31, 2024	108,740,329	$10,875	$90,023,689	$34,104	$(92,868,324)	$(2,799,656)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

TWO HANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(330,432)	$(782,146)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	2,605	2,966
Bad debt	6,438	2,633
Amortization of debt discount	73,363	41,810
Loss on settlement of non-redeemable convertible notes	—	450,135
Change in operating assets and liabilities
Accounts and taxes receivable	63,104	(23,745)
Prepaid expense	(13,081)	10,000
Inventory	—	(41,875)
Accounts payable and accrued liabilities	1,997	208,148
Operating lease right-of-use liability	(2,073)	(2,122)
Net cash used in operating activities	(198,079)	(134,196)

Cash flows from investing activities
Net cash used in investing activities	—	—

Cash flow from financing activities
Advances	1,236	—
Repayment of advances	(2,075)	—
Expenses paid for by related party	199,937	24,255
Repayment of advances to related party	—	(4,422)
Proceeds from line of credit	—	101,822
Net cash provided by financing activities	199,098	121,655

Change in foreign exchange	—	(450)

Net change in cash	1,019	(12,991)

Cash, beginning of the period	1,733	24,351

Cash, end of the period	$2,752	$11,360

Cash paid during the period
Interest paid	$—	$—
Income taxes paid	$—	$—

Supplemental disclosure of non-cash investing and financing activities
Stock issued for settlement of debt - related party	$—	$296,000
Stock issued to settle non-redeemable convertible notes	$—	$456,000

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Two Hands Corporation have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the annual financial statements for the year ended December 31, 2024 of Two Hands Corporation in our Form 10-K filed on April 14, 2025.

The interim financial statements present the balance sheets, statements of operations, stockholders’ deficit and cash flows of Two Hands Corporation. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2025 and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the three months ended March 31, 2025, the Company incurred a net loss of $330,432 and used cash in operating activities of $198,079, and on March 31, 2025, had stockholders’ deficit of $3,901,894 and an accumulated deficit of $94,850,580. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date that the financial statements are issued. The Company will be dependent upon the raising of additional capital through placement of its common stock in order to implement its business plan. There can be no assurance that the Company will be successful in this situation. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might result from this uncertainty. We are currently funding our operations by way of cash advances from our Chief Executive Officer, note holders, shareholders and others; however, we do not have any oral or written agreements with them or others to loan or advance funds to us. There can be no assurances that we will be able to receive loans or advances from them or other persons in the future.

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

CONCENTRATIONS

The following table summarizes accounts payable and purchases concentrations:

	Accounts payable on March 31, 2025	Purchases for the three months ended March 31, 2025
Supplier #1	11%	—
Supplier #2	11%	—
Supplier #3	11%	—
Total concentration	33%	—%

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

The allowance for doubtful accounts on March 31, 2025 and December 31, 2024 is $137,579 and $130,883, respectively.

INVENTORY

Inventory consisting of groceries and dry goods are measured at the lower of cost and net realizable value. Cost is determined pursuant to the first-in first out(“FIFO”) method. The cost of inventory includes the purchase price, shipping and handling costs incurred to bring the inventories to their present location and condition. Inventory with a short shelf life that is not utilized within the planned period are immediately expensed in the statement of operations. Estimated gross profit rates are used to determine the cost of goods sold in the interim periods, unless physical inventory counts are performed. Any significant adjustment that results from the reconciliation with physical inventory counts is disclosed. On March 31, 2025 and December 31, 2024, the inventory valuation allowance was $0 and $39,774, respectively.

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

During the three months ended March 31, 2025 and 2024, the Company had revenue of $0 and $163,477, respectively from the sale of dry goods and produce to other businesses.

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

INCOME TAXES

The Company accounts for income taxes in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 740, Income Taxes. Under the assets and liability method of ASC 740, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

NET LOSS PER SHARE

Basic net income (loss) per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period increased to include the number of additional common shares that would have been outstanding if potentially dilutive securities had been issued. Dilutive net loss per share for common stock is calculated utilizing the if-converted method which assumes the conversion non-redeemable convertible notes and the line of credit. On March 31, 2025 and 2024, we excluded the common stock issuable upon conversion of non-redeemable convertible notes, and Series C Stock of 1,551,541,351 shares and 6,003,349,000 shares, respectively, as their effect would have been anti-dilutive.

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

STOCK-BASED COMPENSATION

The Company accounts for stock incentive awards issued to employees and non-employees in accordance with ASC 718, Stock Compensation. Accordingly, stock-based compensation is measured at the grant date, based on the fair value of the award. Stock-based awards to employees are recognized as an expense over the requisite service period, or upon the occurrence of certain vesting events. Additionally, stock-based awards to non-employees are expensed over the period in which the related services are rendered.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the provisions of the amendments and the impact on its financial statements. The Company adopted this new standard on January 1, 2025 and the adoption did not have a material impact on the consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

NOTE 3 – NON-REDEEMABLE CONVERTIBLE NOTE, NET – RELATED PARTY

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

On December 30, 2024, Jordan Turk and the Company agreed to exchange $43,328 of principal and interest for a New Promissory Note with a carrying value of $71,993 resulting in a loss of extinguishment of $28,665.

Also, on December 30, 2024, Jordan Turk entered into an agreement to assign the remaining outstanding principal and interest of the original Note with a carrying value of $100,000 to Emil Assentato, the Chief Executive Officer of the Company.

The consolidated statement of operations includes interest expense of $4,932 and $5,939 for the three months ended March 31, 2025 and 2024, respectively. On March 31, 2025 and December 31, 2024, the carrying amount of the Note is $104,932 (face value of $120,000 less $15,068 unamortized discount) and $100,000 (face value of $100,000 less $0 unamortized discount), respectively.

NOTE 4 – LEASES

The Company entered into an operating lease agreement on October 14, 2021 for an automobile, resulting in the recording of an initial liability and corresponding right-of-use asset of $35,906. The weighted-average remaining non-cancelable lease term for the Company’s operating lease was 0.50 years at March 31, 2025. The weighted-average discount rate was 3.96% at March 31, 2025.

The Company’s operating lease expires in 2025. The following shows future lease payments for the remaining periods under operating lease at March 31, 2025:

Periods ending March 31,	Operating Lease Commitments
2025	$4,821
Total operating lease commitments	4,821
Less: imputed interest	(616)
Total right-of-use liability	$4,205

The Company’s discounted current right-of-use lease liability and discounted non-current right-of-use lease liability on March 31, 2025 is $4,205 and $0, respectively.

Operating leases expense for the three months ended March 31, 2025 is $2,413.

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

As of March 31, 2025 and December 31, 2024, the Line of Credit of $850,972 (principal $744,224 (CAD $1,069,595) and interest of $106,748) and of $834,405 (principal $742,727 (CAD $1,069,595) and interest of $91,678), respectively, was outstanding. The consolidated statement of operations includes interest expense of $14,897 and $12,097 for the three months ended March 31, 2025 and 2024, respectively.

NOTE 6 – NOTES PAYABLE

As of March 31, 2025 and December 31, 2024, notes payable due to Piero Manzini and Nadav Elituv, the former CEO of the Company, totaling $115,037 and $115,642, respectively, were outstanding. The balances are non-interest bearing, unsecured and have no specified terms of repayment. On September 9, 2024, notes payable which totaled $4,601 were settled by exchanging these notes payable for promissory notes.

NOTE 7 – PROMISSORY NOTES

As of March 31, 2025 and December 31, 2024, promissory notes of $2,133,041 (principal $2,081,016 and interest of $52,025) and of $2,081,016 (principal $2,081,016 and interest of $0), respectively, were outstanding. The promissory notes are unsecured, bear interest of 10% per annum and are due on December 31, 2025.

NOTE 8 – RELATED PARTY TRANSACTIONS

Notes payable – related party

On March 31, 2025 and December 31, 2024, $201,446 (comprising of $199,937 of advances and $1,509 of interest) and $0, respectively was due to Emil Assentato, the Company's Chief Executive. During the three months ended March 31, 2025, the Company issued advances for $199,937 for expenses paid on behalf of the Company and advances due to related party were repaid by the Company with $0 in cash. This note payable – related party earns interest at 8% per annum, is unsecured and is due on demand.

During the three months ended March 31, 2024, the Company issued advances due to Nadav Elituv, the former CEO of the Company, for $24,255 for expenses paid on behalf of the Company and advances due to related party were repaid by the Company with $4,422 in cash. In addition, the Company accrued salary of $203,172 due to Nadav Elituv, for services provided during the three months ended March 31, 2024. On February 26, 2024, the Company issued common stock to settle due to related party with a carrying value of $296,000 (Note 10).

Employment Agreements

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

On March 31, 2025, the Company recorded accrued liabilities – related parties a total of $55,000 for services provided by the Chief Executive Officer, chief Financial Officer and a Director.

NOTE 9 – PREFERRED STOCK

Series A convertible preferred stock; $0.01 par value; 200,000 shares designated, 0 shares issued and outstanding on March 31, 2025 and December 31, 2024.

Series B convertible preferred stock; $0.01 par value; 100,000 shares designated, 0 shares issued and outstanding on March 31, 2025 and December 31, 2024.

Series C convertible preferred stock; $0.001 par value; 150,000 shares designated, 0 shares issued and outstanding on March 31, 2025 and December 31, 2024.

Series D convertible preferred stock; $0.001 par value; 200,000 shares designated, 0 shares issued and outstanding on March 31, 2025 and December 31, 2024.

Series E convertible preferred stock; $0.0001 par value; 300,000 shares designated, 0 shares issued and outstanding on March 31, 2025 and December 31, 2024.

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

NOTE 11 - SUBSEQUENT EVENTS

Line of Credit

On April 14, 2025, The Cellular Connection Ltd. elected to convert $850,972 of principal and interest of the line of credit into 170,194,403 shares of common stock of the Company at a conversion price of $0.005 per share. The line of credit is paid in full.

1800 Diagonal Lending LLC

On April 16, 2025 the Company entered into a Securities Purchase Agreement with 1800 Diagonal Lending LLC (“Holder”) relating to the issuance and sale of a Convertible Note (the “Note”) with an original principal amount of $94,300 less original issue discount of $12,300 and transaction costs of $7,000 bearing an 10% annual interest rate and maturing February 1, 2026 for $75,000 in cash. After 180 days after the issue date, the Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 75% of the lowest closing bid price during the 10 trading days prior to the conversion date. Additionally, the Holder of the Note is entitled to deduct $1,500 from the conversion amount in each note conversion to cover the holder’s deposit fees associated with the conversion. The Company may prepay the Note in cash, if repaid within 90 days of date of issue, at 115% of the original principal amount plus interest, between 91 days and 150 days at 120% of the original principal amount plus interest and between 151 days and 180 days at 125% of the original principal amount plus interest.

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

We believe the following critical accounting policies, among others, may be impacted significantly by judgment, assumptions and estimates used in the preparation of the Financial Statements:

NET LOSS PER SHARE

Basic net income (loss) per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period increased to include the number of additional common shares that would have been outstanding if potentially dilutive securities had been issued. Dilutive net loss per share for common stock is calculated utilizing the if-converted method which assumes the conversion non-redeemable convertible notes and the line of credit. On March 31, 2025 and 2024, we excluded the common stock issuable upon conversion of non-redeemable convertible notes, and Series C Stock of 1,551,541,351 shares and 6,003,349,000 shares, respectively, as their effect would have been anti-dilutive.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the provisions of the amendments and the impact on its financial statements. The Company adopted this new standard on January 1, 2025 and the adoption did not have a material impact on the consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

Sales, Cost of goods sold, Gross profit:

	Three months ended March 31,		Change
	2025 $	2024 $	$	%
Sales	—	163,477	(163,477)	(100)
Cost of goods sold	—	148,488	(148,488)	(100)
Gross profit	—	14,989	(14,989)	(100)
Gross profit %	—	9.2%

In January 2025, the Company announced its plans to strategically reposition for future growth outside of the wholesale food distribution branch and is taking steps to ensure a smooth and efficient transition away from the legacy business.

Operating expenses:

	Three months ended March 31,		Change
	2025 $	2024 $	$	%
Salaries and benefits	55,000	163,000	(108,000)	(66)
Occupancy expense	1,254	10,564	(9,310)	(88)
Advertising and travel	—	(33,043)	33,043	(100)
Auto expenses	340	5,058	(4,718)	(93)
Consulting	5,954	77,094	(71,140)	(92)
Depreciation and Amortization	2,605	2,966	(361)	(12)
Bad debt	6,438	2,633	3,805	144
Office and general expenses	19,784	17,115	2,669	16
Professional fees	165,694	56,870	108,824	191
Freight and delivery	—	2,933	(2,933)	(100)
Total operating expenses	257,069	305,190	(48,121)	(16)

Our total operating expenses for the three months ended March 31, 2025 was $257,069, compared to $305,190, for the three months ended March 31, 2024, respectively. The decrease in total operating expense is primarily due to decrease in salaries and benefits, consulting, offset by increase in professional fees

Salaries and benefits for the three months ended March 31, 2025 and 2024, comprise primarily of salary due to Emil Assentato, our Chief Executive Officer, of $45,000 and of salary to Nadav, Elituv, our former Chief Executive Officer, of $150,000, respectively. Also, included in salaries and benefits is $10,000 of compensation to our Chief Financial Officer and to a Director.

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

Professional fees increased in 2025 due to $99,000 expended on due diligence related to a new business in the artisan crafted denim and premium combed Pima cotton yarns. The Company discontinued its plans for this line of business after March 31, 2025.

On January 1, 2024, entered into a consulting agreement to pay 2130555 Ontario Limited, a Company controlled by Nadav Elituv, a monthly consulting fee of CAD $24,000 per month for services for the period from January 1, 2024 to December 31, 2024.

Other income (expense):

	Three months ended March 31,		Change
	2025 $	2024 $	$	%
Amortization of debt discount and interest expense	(73,363)	(41,810)	(31,553)	75
Loss on settlement of non-redeemable convertible notes	—	(450,135)	450,135	(100)
Total operating expenses	(73,363)	(491,945)	418,582	(85)

Amortization of debt discount and interest expense for the three months ended March 31, 2025 was $73,363, compared to $41,810 for the three months ended March 31, 2024. Amortization of debt discount and interest expense relates to the issuance of non-redeemable convertible notes and promissory notes.

During the three months ended March 31, 2025 and 2024, the Company elected to convert $0 and $5,865 of principal and interest of a non-redeemable convertible note into 0 and 58,650,000 shares of common stock of the Company resulting in a loss on settlement of debt of $0 and $450,135, respectively.

Net loss for the period:

	Three months ended March 31,		Change
	2025 $	2024 $	$	%
Net loss for the period	(330,432)	(782,146)	451,714	(58)

Our net loss for the three months ended March 31, 2025 was $330,432, compared to $782,146 for the three months ended March 31, 2024, respectively. Our losses during the three months ended March 31, 2025 and 2024 are primarily due to costs associated with professional fees, compensation due to our CEO, interest expense and loss on settlement of non-redeemable convertible notes and promissory notes.

expense and loss on settlement of non-redeemable convertible notes.

QUARTERLY RESULTS OF OPERATIONS

The following is a summary of selected quarterly information that has been derived from the financial statements of the Company. This summary should be read in conjunction with the consolidated financial statements of the Company.

Quarter Ended	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023
Sales	$—	$140,258	$179,502	$226,289	$163,477	$198,266	$212,453	$197,324
Gross profit	$—	$(34,216)	$26,025	$45,010	$14,989	$(20,815)	$55,262	$12,216
Operating expenses	$(257,069)	$(299,791)	$(300,665)	$(311,499)	$(305,190)	$(391,043)	$(307,223)	$(277,327)
Other income (expense)	$(73,363)	$(489,659)	$(58,477)	$(228,552)	$(491,945)	$(6,151,405)	$(313,869)	$(263,974)
Net loss for the period	$(330,432)	$(823,666)	$(333,117)	$(495,041)	$(782,146)	$(6,563,263)	$(565,830)	$(529,085)
Basic net income (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.01)	$(0.17)	$1.33	$(0.00)
Diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.01)	$(0.17)	$(0.01)	$(0.00)

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2025

Cash flows used in operating activities

	Three months ended March 31,		Change
	2025 $	2024 $	$	%
Net cash used in operating activities	(198,079)	(134,196)	(63,883)	48

Our net cash used in operating activities for the three months ended March 31, 2025 and 2024 is $198,079 and $134,196, respectively. Our net loss for the three months ended March 31, 2025 of $330,432 was the main contributing factor for our negative cash flow. We were able to mostly offset the cash used in operating activities by using our stock to pay for expenses such as, amortization of debt discount of $73,363.

Cash flows used in investing activities

	Three months ended March 31,		Change
	2025 $	2024 $	$	%
Net cash used in investing activities	—	—	—	—

Cash flows from financing activities

	Three months ended March 31,		Change
	2025 $	2024 $	$	%
Net cash from financing activities	199,098	121,655	77,443	64

Our net cash provided by financing activities for the three months ended March 31, 2025 and 2024 is $199,098 and $121,655, respectively.

During the three months ended March 31, 2025 and 2024, the Company received cash advances from related party of $199,937 and $24,255, respectively. The cash advances are non-interest bearing, unsecured and have no specific terms of repayment.

As of March 31, 2025, we had cash of $2,752, working capital (deficiency) of $(3,911,605) and total liabilities of $3,941,827.

Our working capital as of March 31, 2025 and December 31, 2024 is as follows:

	March 31, 2025	December 31, 2024
	$30,222	$85,447
Current liabilities	3,941,827	3,665,969
Working capital (Deficiency)	$(3,911,605)	$(3,580,522)

The Company is continuing to focus improving cash flows from operations by reducing incentives to customers, by making purchases from different suppliers, accelerating the collection of accounts receivable, reducing expenses, managing accounts payable balances and by paying our officers, directors, consultants and staff with our stock.

The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the three months ended March 31, 2025, the Company incurred a net loss of $330,432 and used cash in operating activities of $198,079, and on March 31, 2025, had stockholders’ deficit of $3,901,894 and an accumulated deficit of $94,850,580. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The Company’s independent registered public accounting firm, in their report on the Company’s financial statements for the year ended December 31, 2024, contains an explanatory paragraph regarding the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty should we be unable to continue as a going concern.

Over the next 12 months we expect to spend approximately $300,000 in cash for operations, legal, accounting and related services and to implement our business plan. We hope to be able to compensate our independent contractors with stock-based compensation, which will not require us to use our cash, although there can be no assurances that we will be successful in these efforts.

Cash Required to Implement Business Plan
General and Administration	$300,000
Total Estimated Cash Expenditures	$300,000

On April 14, 2022, the Company entered into a binding Line of Credit with The Cellular Connection Ltd. Pursuant to the Line of Credit, the Company can borrow from the Lender up to up to CAD $0 (CAD $750,000 available on the Line of Credit less CAD $1,069,595 of funds drawn and outstanding on March 31, 2025) in principal. Commencing in 2025, the Lender has indicated that they are no longer willing to continue to advance cash under this Line of Credit.

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

Commitments for future capital expenditures on March 31, 2025 is as follows:

	Payments Due by Period
Contractual obligations	Total $	Less than 1 year $	1 - 3 years $	4 – 5 years $	After 5 years $
Accounts payable and accrued liabilities	532,194	532,194	—	—	—
Notes payable – related party	201,446	201,446
Debt	3,099,050	3,099,050	—	—	—
Non-redeemable convertible notes	104,932	104,932	—	—	—
Operating leases(1)	4,205	4,205	—	—	—
Total contractual obligations	3,941,827	3,941,827	—	—	—

Notes:

(1)	Leases for retail space, equipment and warehousing are currently month to month. Deliveries are currently outsourced.

OPERATING CAPITAL AND CAPITAL EXPENDITURE REQUIREMENTS

On April 14, 2022, the Company entered into a binding Line of Credit with The Cellular Connection Ltd. Pursuant to the Line of Credit, the Company can borrow from the Lender up to up to CAD $0 (CAD $750,000 available on the Line of Credit less CAD $1,069,595 of funds drawn and outstanding on March 31, 2025) in principal. Commencing in 2025, the Lender has indicated that they are no longer willing to continue to advance cash under this Line of Credit.

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

RELATED PARTY TRANSACTIONS

Notes payable – related party

On March 31, 2025 and December 31, 2024, $201,446 (comprising of $199,937 of advances and $1,509 of interest) and $0, respectively was due to Emil Assentato, the Company's Chief Executive. During the three months ended March 31, 2025, the Company issued advances for $199,937 for expenses paid on behalf of the Company and advances due to related party were repaid by the Company with $0 in cash. These note payable – related party earns interest at 8% per annum, is unsecured and has no specific terms of repayment.

During the three months ended March 31, 2024, the Company issued advances due to Nadav Elituv, the former CEO of the Company, for $24,255 for expenses paid on behalf of the Company and advances due to related party were repaid by the Company with $4,422 in cash. In addition, the Company accrued salary of $203,172 due to Nadav Elituv, for services provided during the three months ended March 31, 2024. On February 26, 2024, the Company issued common stock to settle due to related party with a carrying value of $296,000 (Note 10).

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

On December 30, 2024, Jordan Turk and the Company agreed to exchange $43,328 of principal and interest for a New Promissory Note with a carrying value of $71,993 resulting in a loss of extinguishment of $28,665.

Also, on December 30, 2024, Jordan Turk entered into an agreement to assign the remaining outstanding principal and interest of the original Note with a carrying value of $100,000 to Emil Assentato, the Chief Executive Officer of the Company.

The consolidated statement of operations includes interest expense of $4,932 and $5,939 for the three months ended March 31, 2025 and 2024, respectively. On March 31, 2025 and December 31, 2024, the carrying amount of the Note is $104,932 (face value of $120,000 less $15,068 unamortized discount) and $100,000 (face value of $100,000 less $0 unamortized discount), respectively.

Promissory Notes – Related Party

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

CHANGES IN ACCOUNTING POLICIES INCLUDING INITIAL ADOPTION

Refer to Note 2 in the consolidated financial statements for the three months ended March 31, 2025 for information on accounting policies.

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

Refer to Note 2 in the consolidated financial statements for the three months ended March 31, 2025 for information on market risk.

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

OUTSTANDING SHARE DATA

As of May 13, 2025, the following securities were outstanding:

Common stock: 5,639,232,132 shares

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

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2025, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

During the quarter ended March 31, 2025, we did not have any defaults upon senior securities.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

During the quarter ended March 31, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

ITEM 6. EXHIBITS

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Certificate of Incorporation, dated April 3, 2009		S-1		3.1	6/22/2010
3.2	Bylaws, dated April 3, 2009		S-1		3.2	6/22/2010
3.3	Certificate of Amendment to the Certificate of Incorporation, dated August 8, 2013		10-Q	6/30/2013	3.3	8/14/2013
3.4	Certificate of Amendment to the Certificate of Incorporation, dated July 27, 2016		8-K	9/1/2016	3.1	9/1/2016
3.5	Certificate of Amendment to the Certificate of Incorporation, dated August 27, 2018		8-K	9/10/2018	3.1	9/10/2018
3.6	Certificate of Amendment to the Certificate of Incorporation, dated November 18, 2019		8-K	12/12/2019	3.1	12/12/2019
3.7	Certificate of Amendment to the Certificate of Incorporation, dated July 16, 2021		8-K	7/16/2021	3.1	7/22/2021
3.8	Certificate of Amendment to the Certificate of Incorporation, dated January 3, 2022		8-K	1/3/2022	3.1	1/6/2022
3.9	Certificate of Amendment to the Certificate of Incorporation, As Amended, dated March 21, 2022		8-K	4/25/2022	3.1	4/26/2022
3.10	Certificate of Amendment to the Certificate of Incorporation, As Amended, filed with the Delaware Secretary of State on August 22, 2023.		8-K	9/8/2023	3.1	9/11/2023
4.1	Specimen Stock Certificate		S-1		4.1	6/22/2010
4.2	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, dated August 6, 2013		10-Q	6/30/2013	4.2	8/14/2013
4.3	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock, dated December 12, 2019		8-K	12/12/2019	3.1	12/19/2019
4.4	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock, dated October 7, 2020		8-K	10/07/2020	3.1	10/08/2020
4.5	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock, dated June 24, 2021		8-K	6/24/2021	3.1	7/1/2021
4.6	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock, dated September 1, 2021		8-K	9/1/2021	3.1	9/1/2021
4.7	Amended and Restated Designation of Series A Convertible Preferred Stock of Two Hands Corporation, dated April 21, 2022		8-K	4/21/2022	3.1	4/26/2022
4.8	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock, dated July 5, 2022		10-Q	6/30/2022	4.8	8/15/2022
4.9	Certificate of Designation, Preference and Rights of Series E Preferred Stock, dated October 3, 2022		8-K	10/4/2022	3.1	10/11/2022
10.1	Innovative Product Opportunities Inc. Trust Agreement		S-1		10.1	6/22/2010
10.2	Side Letter Agreement, The Cellular Connection Ltd., dated January 8, 2018		10-K	12/31/2017	10.2	3/29/2018
10.3	Side Letter Agreement, Stuart Turk, dated January 8, 2018		10-K	12/31/2017	10.3	3/29/2018
10.4	Side Letter Agreement, Jordan Turk, dated April 12, 2018		10-Q	3/31/2018	10.4	5/21/2018
10.5	Side Letter Agreement, Jordan Turk, dated May 10, 2018		10-Q	3/31/2018	10.5	5/21/2018
10.6	Side Letter Agreement, Jordan Turk, dated September 13, 2018		10-K	12/31/2018	10.6	4/1/2019
10.7	Side Letter Agreement, The Cellular Connection Ltd., dated January 31, 2019		10-K	12/31/2018	10.7	4/1/2019
10.8	Side Letter Agreement, Stuart Turk, dated January 31, 2019		10-K	12/31/2018	10.8	4/1/2019
19.1	Insider Trading Policy		10-K	12/31/2024	19.1	4/14/2025
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data Files as its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition	X
104	Cover page formatted as Inline XBRL and contained in Exhibit 101	X

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

TWO HANDS CORPORATION

Dated: May 15, 2025	By: /s/ Emil Assentato Name: Emil Assentato Title: President, Chief Executive Officer and Director (Principal Executive Officer)

By: /s/ Matthew Stark Name: Matthew Stark Title: Chief Financial Officer and Director (Principal Financial and Accounting Officer)

