Form 10-Q
period 2025-06-30
Two Hands Corp
filed 2025-08-14
CIK 1494413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Common Stock, $.0001 Par Value

(Title of class)

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 14, 2025 the issuer had 5,639,232,132 shares of its common stock issued and outstanding, par value $0.0001 per share.

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

3

TWO HANDS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2025

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

TWO HANDS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
ASSETS	(Unaudited)

Current assets
Cash	$3,783	$1,733
Accounts receivable, net	—	71,431
VAT taxes receivable	17,880	12,283
Prepaid expenses	15,909	—
Total current assets	37,572	85,447

Property and equipment, net	5,297	6,025
Operating lease right-of-use asset	2,227	6,263

Total assets	$45,096	$97,735

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$529,232	$528,643
Accrued liabilities - related party	92,000	—
Note payable - related party	284,350	—
Notes payable	119,696	115,642
Line of credit	—	834,405
Promissory notes	2,185,067	2,081,016
Non-redeemable convertible note, net - related party	109,918	100,000
Convertible promissory note, net	2,912	—
Derivative liability	138,767	—
Operating lease liability	2,227	6,263
Total current liabilities	3,464,169	3,665,969
Total liabilities	3,464,169	3,665,969

Commitments and Contingencies	—	—

Stockholder's deficit
Common stock; $0.0001 par value; 12,000,000,000 shares authorized, 5,639,232,132 and 5,469,037,729 shares issued and outstanding, respectively	563,924	546,905
Additional paid-in capital	91,121,985	90,288,032
Accumulated other comprehensive income	81,916	116,977
Accumulated deficit	(95,186,898)	(94,520,148)
Total stockholders' deficit	(3,419,073)	(3,568,234)

Total liabilities and stockholders' deficit	$45,096	$97,735

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

TWO HANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024

Sales	$—	$226,289	$—	$389,766
Cost of goods sold	—	181,279	—	329,767
Gross profit	—	45,010	—	59,999

Operating expenses
General and administrative	207,602	311,499	464,671	616,689
Total operating expenses	207,602	311,499	464,671	616,689

Loss from operations	(207,602)	(266,489)	(464,671)	(556,690)

Other income (expense)
Amortization of debt discount and interest expense	(64,949)	(43,975)	(138,312)	(85,785)
Loss on settlement of non-redeemable convertible notes and promissory notes	—	(184,577)	—	(634,712)
Initial derivative expense	(235,220)	—	(235,220)	—
Change in fair value of derivative liabilities	171,453	—	171,453	—
Total other income (expense)	(128,716)	(228,552)	(202,079)	(720,497)

Net loss	(336,318)	(495,041)	(666,750)	(1,277,187)
Other comprehensive income (loss)
Foreign currency translation adjustment	(31,833)	13,446	(35,061)	41,280
Total other comprehensive income (loss)	(31,833)	13,446	(35,061)	41,280

Comprehensive loss	$(368,151)	$(481,595)	$(701,811)	$(1,235,907)

Loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding - basic and diluted	5,579,383,551	489,306,345	5,524,515,463	274,782,357

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

TWO HANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the three and six months ended June 30, 2025 and 2024
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance, March 31, 2025	5,469,037,729	$546,905	90,288,032	113,749	(94,850,580)	(3,901,894)
						—
Stock issued for the settlement of line of credit	170,194,403	17,019	833,953	—	—	850,972
Foreign currency translation adjustment	—	—	—	(31,833)	—	(31,833)
Net loss	—	—	—	—	(336,318)	(336,318)
Balance, June 30, 2025	5,639,232,132	$563,924	$91,121,985	$81,916	$(95,186,898)	$(3,419,073)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance, December 31, 2024	5,469,037,729	$546,905	90,288,032	116,977	(94,520,148)	(3,568,234)

Stock issued for the settlement of line of credit	170,194,403	17,019	833,953	—	—	850,972
Foreign currency translation adjustment	—	—	—	(35,061)	—	(35,061)
Net loss	—	—	—	—	(666,750)	(666,750)
Balance, June 30, 2025	5,639,232,132	$563,924	$91,121,985	$81,916	$(95,186,898)	$(3,419,073)

TWO HANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (CONTINUED)
For the three and six months ended June 30, 2025 and 2024
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance, March 31, 2024	108,740,329	$10,875	$90,023,689	$34,104	$(92,868,324)	$(2,799,656)

Stock issued for conversion of non-redeemable convertible notes	1,066,605,300	106,661	184,577	—	—	291,238
Foreign currency translation adjustment	—	—	—	13,446	—	13,446
Net loss	—	—	—	—	(495,041)	(495,041)
Balance, June 30, 2024	1,175,345,629	$117,536	$90,208,266	$47,550	$(93,363,365)	$(2,990,013)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance, December 31, 2023	42,090,329	$4,210	$89,278,354	$6,270	$(92,086,178)	$(2,797,344)

Stock issued for conversion of non-redeemable convertible notes	1,125,255,300	112,526	634,712	—	—	747,238
Stock issued for settlement of debt - related party	8,000,000	800	295,200	—	—	296,000
Foreign currency translation adjustment	—	—	—	41,280	—	41,280
Net loss	—	—	—	—	(1,277,187)	(1,277,187)
Balance, June 30, 2024	1,175,345,629	$117,536	$90,208,266	$47,550	$(93,363,365)	$(2,990,013)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

TWO HANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(666,750)	$(1,277,187)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	5,280	5,829
Bad debt	6,560	527
Amortization of debt discount	138,312	85,785
Loss on settlement of non-redeemable convertible notes	—	634,712
Initial derivative expense	235,220	—
Change in fair value of derivative liability	(171,453)	—
Change in operating assets and liabilities
Accounts and taxes receivable	61,701	(25,734)
Prepaid expense	(15,489)	10,000
Inventory	—	(8,070)
Accounts payable and accrued liabilities	62,161	364,942
Operating lease liability	(4,247)	(4,233)
Net cash used in operating activities	(348,705)	(213,429)

Cash flows from investing activities
Net cash used in investing activities	—	—

Cash flow from financing activities
Advances	1,792	—
Repayment of advances	(4,186)	—
Expenses paid for by related party	278,100	53,428
Repayment of advances to related party	—	(23,398)
Proceeds from line of credit	—	166,952
Issuance of convertible promissory notes	75,000	—
Net cash provided by financing activities	350,706	196,982

Change in foreign exchange	49	(635)

Net change in cash	2,050	(17,082)

Cash, beginning of the period	1,733	24,351

Cash, end of the period	$3,783	$7,269

Cash paid during the period
Interest paid	$—	$—
Income taxes paid	$—	$—

Supplemental disclosure of non-cash investing and financing activities
Stock issued for the settlement of line of credit	$850,872	$—
Stock issued for settlement of debt - related party	$—	$296,000
Stock issued to settle non-redeemable convertible notes	$—	$747,238

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

In June 2025, the Company announced, after fully evaluating the legacy business, the Company is taking steps to reinvigorate it and establish a new pathway in the same business space. The Company will also continue to evaluate the business in the artisan crafted denim and premium combed Pima cotton yarns space.

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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2025 and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the six months ended June 30, 2025, the Company incurred a net loss of $666,750 and used cash in operating activities of $348,705, and on June 30, 2025, had stockholders’ deficit of $3,419,073 and an accumulated deficit of $95,186,898. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date that the financial statements are issued. The Company will be dependent upon the raising of additional capital through placement of its common stock in order to implement its business plan. There can be no assurance that the Company will be successful in this situation. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might result from this uncertainty. We are currently funding our operations by way of cash advances from our Chief Executive Officer, note holders, shareholders and others; however, we do not have any oral or written agreements with them or others to loan or advance funds to us. There can be no assurances that we will be able to receive loans or advances from them or other persons in the future.

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

CONCENTRATIONS

The following table summarizes accounts payable and purchases concentrations:

	Accounts payable on June 30, 2025	Purchases for the six months ended June 30, 2025
Supplier #1	11%	—
Supplier #2	11%	—
Total concentration	22%	—%

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

The allowance for doubtful accounts on June 30, 2025 and December 31, 2024 is $145,053 and $130,883, respectively.

INVENTORY

Inventory consisting of groceries and dry goods are measured at the lower of cost and net realizable value. Cost is determined pursuant to the first-in first out(“FIFO”) method. The cost of inventory includes the purchase price, shipping and handling costs incurred to bring the inventories to their present location and condition. Inventory with a short shelf life that is not utilized within the planned period are immediately expensed in the statement of operations. Estimated gross profit rates are used to determine the cost of goods sold in the interim periods, unless physical inventory counts are performed. Any significant adjustment that results from the reconciliation with physical inventory counts is disclosed. On June 30, 2025 and December 31, 2024, the inventory valuation allowance was $0 and $39,774, respectively.

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

During the six months ended June 30, 2025 and 2024, the Company had revenue of $0 and $389,766, respectively from the sale of dry goods and produce to other businesses.

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

NET LOSS PER SHARE

Basic net income (loss) per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period increased to include the number of additional common shares that would have been outstanding if potentially dilutive securities had been issued. Dilutive net loss per share for common stock is calculated utilizing the if-converted method which assumes the conversion non-redeemable convertible notes and the line of credit. On June 30, 2025, we excluded the common stock issuable upon conversion of non-redeemable convertible notes and convertible promissory notes of 1,235,643,582 shares as their effect would have been anti-dilutive. On June 30, 2024, we excluded the common stock issuable upon conversion of non-redeemable convertible notes and Series C Stock of 4,936,743,700 shares as their effect would have been anti-dilutive.

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

The consolidated statement of operations includes interest expense of $9,918 and $11,878 for the six months ended June 30, 2025 and 2024, respectively. On June 30, 2025 and December 31, 2024, the carrying amount of the Note is $109,918 (face value of $120,000 less $10,082 unamortized discount) and $100,000 (face value of $100,000 less $0 unamortized discount), respectively.

NOTE 4 – LEASES

The Company entered into an operating lease agreement on October 14, 2021 for an automobile, resulting in the recording of an initial liability and corresponding right-of-use asset of $35,906. The weighted-average remaining non-cancelable lease term for the Company’s operating lease was 0.25 years at June 30, 2025. The weighted-average discount rate was 3.96% at June 30, 2025.

The Company’s operating lease expires in 2025. The following shows future lease payments for the remaining periods under operating lease at June 30, 2025:

Periods ending June 30,	Operating Lease Commitments
2025	$2,542
Total operating lease commitments	2,542
Less: imputed interest	(315)
Total operating lease liability	$2,227

The Company’s discounted current operating lease liability and discounted non-current right-of-use lease liability on June 30, 2025 is $2,227 and $0, respectively.

Operating leases expense for the six months ended June 30, 2025 is $4,918.

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

On April 14, 2025, the Lender elected to convert $850,972 of principal and interest of the Line of Credit into 170,194,403 shares of common stock of the Company at a conversion price of $0.005 per share. The conversion of the Line of Credit accounted for in accordance with ASC 470-20-40-4, which applies to the conversion of debt that is accounted for as a liability in its entirety and is exercised in accordance with the original conversion terms, will not result in any gain or loss on conversion.

As of June 30, 2025 and December 31, 2024, the Line of Credit of $0 and of $834,405 (principal $742,727 (CAD $1,069,595) and interest of $91,678), respectively, was outstanding. The consolidated statement of operations includes interest expense of $14,897 and $26,229 for the six months ended June 30, 2025 and 2024, respectively.

NOTE 6 – NOTES PAYABLE

As of June 30, 2025 and December 31, 2024, notes payable due to Piero Manzini and Nadav Elituv, the former CEO of the Company, totaling $119,696 and $115,642, respectively, were outstanding. The balances are non-interest bearing, unsecured and have no specified terms of repayment. On September 9, 2024, notes payable which totaled $4,601 were settled by exchanging these notes payable for promissory notes.

NOTE 7 – PROMISSORY NOTES

As of June 30, 2025 and December 31, 2024, promissory notes of $2,185,067 (principal $2,081,016 and interest of $104,051) and of $2,081,016 (principal $2,081,016 and interest of $0), respectively, were outstanding. The promissory notes are unsecured, bear interest of 10% per annum and are due on December 31, 2025.
15

NOTE 8 – CONVERTIBLE PROMISSORY NOTE, NET

1800 Diagonal Lending LLC

On April 16, 2025 the Company entered into a Securities Purchase Agreement with 1800 Diagonal Lending LLC (“Holder”) relating to the issuance and sale of a Convertible Note (the “Note”) with an original principal amount of $94,300 less original issue discount of $12,300 and transaction costs of $7,000 bearing an 10% annual interest rate and maturing February 1, 2026 for $75,000 in cash. After 180 days after the issue date, the Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 75% of the lowest closing bid price during the 10 trading days prior to the conversion date. Additionally, the Holder of the Note is entitled to deduct $1,500 from the conversion amount in each note conversion to cover the holder’s deposit fees associated with the conversion. The Company may prepay the Note in cash, if repaid within 90 days of date of issue, at 115% of the original principal amount plus interest, between 91 days and 150 days at 120% of the original principal amount plus interest and between 151 days and 180 days at 125% of the original principal amount plus interest. On June 30, 2025 and December 31, 2024, the Note was recorded at amortized cost of $2,912 (comprised of principal of $94,300 plus accrued interest of $1,938 less debt discount of $93,326) and $0, respectively.

NOTE 9 - DERIVATIVE LIABILITY

The Convertible Promissory Note with 1800 Diagonal Lending LLC with the issue date of April 16, 2025 is accounted for under ASC 815.  The variable conversion price is not considered predominantly based on a fixed monetary amount settleable with a variable number of shares due to the volatility and trading volume of the Company’s common stock. The Company’s derivative liabilities have been measured at fair value on June 30, 2025 and April 16, 20025 using the binomial model.

The inputs into the binomial models are as follows:

	June 30, 2025	April 16, 2025
Closing share price	$0.0044	$0.0029
Conversion price	$0.0027	$0.0008
Risk free rate	4.29%	3.90%
Expected volatility	377%	337%
Dividend yield	0%	0%
Expected life	0.59 years	0.80 years

The fair value of the derivative liability relating to the Notes issued to 1800 Diagonal Lending LLC on April 16, 2025 was $310,220 of which $75,000 was recorded as a debt discount and the remainder of $235,220 was recorded as initial derivative expense. The decrease in the fair value of the conversion option derivative liability of $171,453 is recorded as a gain in the consolidated statements of operations for the six months ended June 30, 2025. The fair value of the derivative liability is $138,767 on June 30, 2025.

NOTE 10 – RELATED PARTY TRANSACTIONS

Notes payable – related party

On June 30, 2025 and December 31, 2024, $284,350 (comprising of $278,100 of advances and $6,250 of interest) and $0, respectively was due to Emil Assentato, the Company's Chief Executive. During the six months ended June 30, 2025, the Company issued advances for $278,100 for expenses paid on behalf of the Company and advances due to related party were repaid by the Company with $0 in cash. This note payable – related party earns interest at 8% per annum, is unsecured and is due on demand.

During the six months ended June 30, 2024, the Company issued advances due to Nadav Elituv, the former CEO of the Company, for $53,428 for expenses paid on behalf of the Company and advances due to related party were repaid by the Company with $23,398 in cash. In addition, the Company accrued salary of $405,754 due to Nadav Elituv, for services provided during the six months ended June 30, 2024. On February 26, 2024, the Company issued common stock to settle due to related party with a carrying value of $296,000 (Note 12).

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

During the six months ended June 30, 2025, compensation expenses of $130,000 was incurred for the Chief Executive Officer, Chief Financial Officer and a Director.

NOTE 11 – PREFERRED STOCK

Series A convertible preferred stock; $0.01 par value; 200,000 shares designated, 0 shares issued and outstanding on June 30, 2025 and December 31, 2024.

Series B convertible preferred stock; $0.01 par value; 100,000 shares designated, 0 shares issued and outstanding on June 30, 2025 and December 31, 2024.

Series C convertible preferred stock; $0.001 par value; 150,000 shares designated, 0 shares issued and outstanding on June 30, 2025 and December 31, 2024.

Series D convertible preferred stock; $0.001 par value; 200,000 shares designated, 0 shares issued and outstanding on June 30, 2025 and December 31, 2024.

Series E convertible preferred stock; $0.0001 par value; 300,000 shares designated, 0 shares issued and outstanding on June 30, 2025 and December 31, 2024.

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

Management's Plan of Operation

In June 2025, the Company announced, after fully evaluating the legacy business, the Company is taking steps to reinvigorate it and establish a new pathway in the same business space. The Company will also continue to evaluate the business in the artisan crafted denim and premium combed Pima cotton yarns space.

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

We believe the following critical accounting policies, among others, may be impacted significantly by judgment, assumptions and estimates used in the preparation of the Financial Statements:

NET LOSS PER SHARE

Basic net income (loss) per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period increased to include the number of additional common shares that would have been outstanding if potentially dilutive securities had been issued. Dilutive net loss per share for common stock is calculated utilizing the if-converted method which assumes the conversion non-redeemable convertible notes and the line of credit. On June 30, 2025, we excluded the common stock issuable upon conversion of non-redeemable convertible notes and convertible promissory notes of 1,235,643,582 shares as their effect would have been anti-dilutive. On June 30, 2024, we excluded the common stock issuable upon conversion of non-redeemable convertible notes and Series C Stock of 4,936,743,700 shares as their effect would have been anti-dilutive.

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

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2025 AND 2024

Sales, Cost of goods sold, Gross profit:

	Three months ended June 30,		Change
	2025 $	2024 $	$	%
Sales	—	226,289	(226,289)	(100)
Cost of goods sold	—	181,279	(181,279)	(100)
Gross profit	—	45,010	(45,010)	(100)
Gross profit %	—	19.9%

In June 2025, the Company announced, after fully evaluating the legacy business, the Company is taking steps to reinvigorate it and establish a new pathway in the same business space. The Company will also continue to evaluate the business in the artisan crafted denim and premium combed Pima cotton yarns space.

In June, 2025, the Issuer announced it has engaged renowned culinary expert Chef Einat Admony and accomplished executive Vanessa Fayzulin to lead the revitalization of its food service division.

Operating expenses:

	Three months ended June 30,		Change
	2025 $	2024 $	$	%
Salaries and benefits	75,000	165,538	(90,538)	(55)
Occupancy expense	24	10,412	(10,388)	(100)
Advertising and travel	—	4,941	(4,941)	(100)
Auto expenses	(340)	4,002	(4,342)	(108)
Consulting	27,998	76,671	(48,673)	(63)
Depreciation and Amortization	3,346	2,864	482	17
Bad debt	123	(2,106)	2,229	(106)
Office and general expenses	12,952	17,003	(4,051)	(24)
Professional fees	88,499	29,862	58,637	196
Freight and delivery	—	2,312	(2,312)	(100)
Total operating expenses	207,602	311,499	(103,897)	(33)

Our total operating expenses for the three months ended June 30, 2025 was $207,602, compared to $311,499, for the three months ended June 30, 2024, respectively. The decrease in total operating expense is primarily due to decrease in salaries and benefits, consulting, offset by an increase in professional fees.

Salaries and benefits for the three months ended June 30, 2025 and 2024, comprise primarily compensation of our officers and directors of $75,000 and of salary to Nadav Elituv, our former Chief Executive Officer, of $150,000, respectively.

During the three months ended June 30, 2025, consulting expenses of $27,998 consisted of costs related to the development of new businesses and bookkeeping services. For the three months ended June 30, 2024, consulting comprises primarily of (i) $52,610 for consulting fees payable under a consulting agreement with 2130555 Ontario Limited, a Company controlled by Nadav Elituv and (ii) $24,061 paid to contractors to manage our grocery business. The decrease in consulting expenses is primarily due to the termination of the consulting agreement with 2130555 Ontario Limited at the end of 2024.

Professional fees increased in 2025 due to an increase in legal fees from compliance and the review of proposed transactions and debt agreements.

On January 1, 2024, entered into a consulting agreement to pay 2130555 Ontario Limited, a Company controlled by Nadav Elituv, a monthly consulting fee of CAD $24,000 per month for services for the period from January 1, 2024 to December 31, 2024.

Other income (expense):

	Three months ended June 30,		Change
	2025 $	2024 $	$	%
Amortization of debt discount and interest expense	(64,949)	(43,975)	(20,974)	48
Loss on settlement of non-redeemable convertible notes	—	(184,577)	184,577	(100)
Initial derivative expense	(235,220)	—	(235,220)	—
Change in fair value of derivative liability	171,453	—	171,453	—
Total operating expenses	(128,716)	(228,552)	99,836	(44)

Amortization of debt discount and interest expense for the three months ended June 30, 2025 was $64,949, compared to $43,975 for the three months ended June 30, 2024. Amortization of debt discount and interest expense relates to the issuance of non-redeemable convertible notes and promissory notes.

During the three months ended June 30, 2025 and 2024, the Company elected to convert $0 and $106,661 of principal and interest of a non-redeemable convertible note into 0 and 1,066,605,300 shares of common stock of the Company resulting in a loss on settlement of debt of $0 and $184,577, respectively.

Initial derivative expense of $235,220 for the three months ended June 30, 2025 represents the difference between the fair value of the total embedded derivative liability of $310,220 and the cash received of $75,000 for the convertible note issued on April 16, 2025.

During the three months ended June 30, 2025 and 2024, the gain due to the change in fair value of derivative liabilities was $171,453 and $0, respectively.

Net loss for the period:

	Three months ended June 30,		Change
	2025 $	2024 $	$	%
Net loss for the period	(336,318)	(495,041)	158,723	(32)

Our net loss for the three months ended June 30, 2025 was $336,318, compared to $495,041 for the three months ended June 30, 2024, respectively. Our losses during the three months ended June 30, 2025 and 2024 are primarily due to costs associated with compensation to our officers and directors, professional fees, interest and derivative expense.

COMPARISON OF RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

Sales, Cost of goods sold, Gross profit:

	Six months ended June 30,		Change
	2025 $	2024 $	$	%
Sales	—	389,766	(389,766)	(100)
Cost of goods sold	—	329,767	(329,767)	(100)
Gross profit	—	59,999	(59,999)	(100)
Gross profit %	—	15.4%

In June 2025, the Company announced, after fully evaluating the legacy business, the Company is taking steps to reinvigorate it and establish a new pathway in the same business space. The Company will also continue to evaluate the business in the artisan crafted denim and premium combed Pima cotton yarns space.

In June, 2025, the Issuer announced it has engaged renowned culinary expert Chef Einat Admony and accomplished executive Vanessa Fayzulin to lead the revitalization of its food service division.

Operating expenses:

	Six months ended June 30,		Change
	2025 $	2024 $	$	%
Salaries and benefits	130,000	328,539	(198,539)	(60)
Occupancy expense	1,277	20,976	(19,699)	(94)
Advertising and travel	—	(28,102)	28,102	(100)
Auto expenses	—	9,060	(9,060)	(100)
Consulting	33,952	153,765	(119,813)	(78)
Depreciation and Amortization	5,951	5,829	122	2
Bad debt	6,561	527	6,034	1,145
Office and general expenses	32,737	34,117	(1,380)	(4)
Professional fees	254,193	86,733	167,460	193
Freight and delivery	—	5,245	(5,245)	(100)
Total operating expenses	464,671	616,689	(152,018)	(25)

Our total operating expenses for the six months ended June 30, 2025 was $464,671, compared to $616,689, for the six months ended June 30, 2024, respectively. The decrease in total operating expense is primarily due to decrease in salaries and benefits, consulting, offset by an increase in professional fees.

Salaries and benefits for the six months ended June 30, 2025 and 2024, comprise primarily compensation of our officers and directors of $130,000 and of salary to Nadav Elituv, our former Chief Executive Officer, of $300,000, respectively.

During the six months ended June 30, 2025, consulting expenses of $33,952 consisted of costs related to the development of new businesses and bookkeeping services. For the six months ended June 30, 2024, consulting comprises primarily of (i) $105,984 for consulting fees payable under a consulting agreement with 2130555 Ontario Limited, a Company controlled by Nadav Elituv and (ii) $47,781 paid to contractors to manage our grocery business. The decrease in consulting expenses is primarily due to the termination of the consulting agreement with 2130555 Ontario Limited at the end of 2024.

Professional fees increased in 2025 due to an increase in legal fees from compliance and the review of proposed transactions and debt agreements.

On January 1, 2024, entered into a consulting agreement to pay 2130555 Ontario Limited, a Company controlled by Nadav Elituv, a monthly consulting fee of CAD $24,000 per month for services for the period from January 1, 2024 to December 31, 2024.

Other income (expense):

	Six months ended June 30,		Change
	2025 $	2024 $	$	%
Amortization of debt discount and interest expense	(138,312)	(85,785)	(52,527)	61
Loss on settlement of non-redeemable convertible notes	—	(634,712)	634,712	(100)
Initial derivative expense	(235,220)	—	(235,220)	—
Change in fair value of derivative liability	171,453	—	171,453	—
Total operating expenses	(202,079)	(720,497)	518,418	(72)

Amortization of debt discount and interest expense for the six months ended June 30, 2025 was $138,312, compared to $85,785 for the six months ended June 30, 2024. Amortization of debt discount and interest expense relates to the issuance of non-redeemable convertible notes and promissory notes.

During the six months ended June 30, 2025 and 2024, the Company elected to convert $0 and $112,526 of principal and interest of a non-redeemable convertible note into 0 and 1,125,255,300 shares of common stock of the Company resulting in a loss on settlement of debt of $0 and $634,712, respectively.

Initial derivative expense of $235,220 for the six months ended June 30, 2025 represents the difference between the fair value of the total embedded derivative liability of $310,220 and the cash received of $75,000 for the convertible note issued on April 16, 2025.

During the six months ended June 30, 2025 and 2024, the gain due to the change in fair value of derivative liabilities was $171,453 and $0, respectively.

Net loss for the period:

	Six months ended June 30,		Change
	2025 $	2024 $	$	%
Net loss for the period	(666,750)	(1,277,187)	610,437	(48)

Our net loss for the six months ended June 30, 2025 was $666,750, compared to $1,277,187 for the six months ended June 30, 2024, respectively. Our losses during the six months ended June 30, 2025 and 2024 are primarily due to costs associated with compensation to our officers and directors, professional fees, interest and derivative expense.

QUARTERLY RESULTS OF OPERATIONS

The following is a summary of selected quarterly information that has been derived from the financial statements of the Company. This summary should be read in conjunction with the consolidated financial statements of the Company.

Quarter Ended	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023
Sales	$—	$—	$140,258	$179,502	$226,289	$163,477	$198,266	$212,453
Gross profit	$—	$—	$(34,216)	$26,025	$45,010	$14,989	$(20,815)	$55,262
Operating expenses	$(207,602)	$(257,069)	$(299,791)	$(300,665)	$(311,499)	$(305,190)	$(391,043)	$(307,223)
Other income (expense)	$(128,716)	$(73,363)	$(489,659)	$(58,477)	$(228,552)	$(491,945)	$(6,151,405)	$(313,869)
Net loss for the period	$(336,318)	$(330,432)	$(823,666)	$(333,117)	$(495,041)	$(782,146)	$(6,563,263)	$(565,830)
Basic net income (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.01)	$(0.17)	$1.33
Diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.01)	$(0.17)	$(0.01)

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2025

Cash flows used in operating activities

	Six months ended June 30,		Change
	2025 $	2024 $	$	%
Net cash used in operating activities	(348,705)	(213,429)	(135,276)	63

Our net cash used in operating activities for the six months ended June 30, 2025 and 2024 is $348,705 and $213,429, respectively. Our net loss for the six months ended June 30, 2025 of $666,750, which was the main contributing factor for our negative cash flow. We were able to partially offset the cash used in operating activities with non-cash expenses such as amortization of debt discount and initial derivative expense.

Cash flows used in investing activities

	Six months ended June 30,		Change
	2025 $	2024 $	$	%
Net cash used in investing activities	—	—	—	—

Cash flows from financing activities

	Six months ended June 30,		Change
	2025 $	2024 $	$	%
Net cash from financing activities	350,706	196,982	153,724	78

Our net cash provided by financing activities for the six months ended June 30, 2025 and 2024 is $350,706 and $196,982, respectively.

During the six months ended June 30, 2025 and 2024, the Company received cash advances from related party of $278,100 and $53,428, respectively. These cash advances earns interest at 8% per annum, is unsecured and is due on demand.

As of June 30, 2025, we had cash of $3,783, working capital (deficiency) of $(3,426,597) and total liabilities of $3,464,169.

Our working capital as of June 30, 2025 and December 31, 2024 is as follows:

	June 30, 2025	December 31, 2024
Current assets	$37,572	$85,447
Current liabilities	3,464,169	3,665,969
Working capital (Deficiency)	$(3,426,597)	$(3,580,522)

The Company is continuing to focus improving cash flows from operations by reducing incentives to customers, by making purchases from different suppliers, accelerating the collection of accounts receivable, reducing expenses, managing accounts payable balances and by paying our officers, directors, consultants and staff with our stock.

The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the six months ended June 30, 2025, the Company incurred a net loss of $666,750 and used cash in operating activities of $348,705, and on June 30, 2025, had stockholders’ deficit of $3,419,073 and an accumulated deficit of $95,186,898. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The Company’s independent registered public accounting firm, in their report on the Company’s financial statements for the year ended December 31, 2024, contains an explanatory paragraph regarding the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty should we be unable to continue as a going concern.

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

Commitments for future capital expenditures on June 30, 2025 is as follows:

	Payments Due by Period
Contractual obligations	Total $	Less than 1 year $	1 - 3 years $	4 – 5 years $	After 5 years $
Accounts payable and accrued liabilities	621,232	621,232	—	—	—
Notes payable – related party	284,350	284,350
Debt	2,304,763	2,304,763	—	—	—
Non-redeemable convertible notes	109,918	109,918	—	—	—
Convertible promissory note	2,912	2,912	—	—	—
Derivative liability	138,767	138,767	—	—	—
Operating leases(1)	2,227	2,227	—	—	—
Total contractual obligations	3,464,169	3,464,169	—	—	—

Notes:

(1)	Leases for retail space, equipment and warehousing are currently month to month. Deliveries are currently outsourced.

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

RELATED PARTY TRANSACTIONS

Notes payable – related party

On June 30, 2025 and December 31, 2024, $284,350 (comprising of $278,100 of advances and $6,250 of interest) and $0, respectively was due to Emil Assentato, the Company's Chief Executive. During the six months ended June 30, 2025, the Company issued advances for $278,100 for expenses paid on behalf of the Company and advances due to related party were repaid by the Company with $0 in cash. This note payable – related party earns interest at 8% per annum, is unsecured and is due on demand.

During the six months ended June 30, 2024, the Company issued advances due to Nadav Elituv, the former CEO of the Company, for $53,428 for expenses paid on behalf of the Company and advances due to related party were repaid by the Company with $23,398 in cash. In addition, the Company accrued salary of $405,754 due to Nadav Elituv, for services provided during the six months ended June 30, 2024. On February 26, 2024, the Company issued common stock to settle due to related party with a carrying value of $296,000 (Note 12).

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

The consolidated statement of operations includes interest expense of $9,918 and $11,878 for the six months ended June 30, 2025 and 2024, respectively. On June 30, 2025 and December 31, 2024, the carrying amount of the Note is $109,918 (face value of $120,000 less $10,082 unamortized discount) and $100,000 (face value of $100,000 less $0 unamortized discount), respectively.

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

CHANGES IN ACCOUNTING POLICIES INCLUDING INITIAL ADOPTION

Refer to Note 2 in the consolidated financial statements for the six months ended June 30, 2025 for information on accounting policies.

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

Refer to Note 2 in the consolidated financial statements for the six months ended June 30, 2025 for information on market risk.

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

OUTSTANDING SHARE DATA

As of August XX, 2025, the following securities were outstanding:

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

During the quarter ended June 30, 2025, we did not have any defaults upon senior securities.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

During the quarter ended June 30, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

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

TWO HANDS CORPORATION

Dated: August 14, 2025	By: /s/ Emil Assentato Name: Emil Assentato Title: President, Chief Executive Officer and Director (Principal Executive Officer)

By: /s/ Matthew Stark Name: Matthew Stark Title: Chief Financial Officer and Director (Principal Financial and Accounting Officer)

