Form 10-Q
period 2025-09-30
Two Hands Corp
filed 2025-11-14
CIK 1494413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Common Stock, $.0001 Par Value

(Title of class)

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 13, 2025 the issuer had 6,301,509,691 shares of its common stock issued and outstanding, par value $0.0001 per share.

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

3

TWO HANDS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2025

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

TWO HANDS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS

Current assets
Cash	$9,632	$1,733
Accounts receivable, net	—	71,431
VAT taxes receivable	19,297	12,283
Prepaid expenses	14,856	—
Total current assets	43,785	85,447

Property and equipment, net	4,736	6,025
Operating lease right-of-use asset	—	6,263

Total assets	$48,521	$97,735

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$582,342	$528,643
Accrued liabilities - related party	144,917	—
Note payable - related party	441,749	—
Notes payable	117,199	115,642
Line of credit	—	834,405
Promissory notes	1,827,500	2,081,016
Non-redeemable convertible note, net - related party	114,959	100,000
Convertible promissory note, net	15,245	—
Derivative liability	94,316	—
Operating lease right-of-use liability	—	6,263
Total current liabilities	3,338,227	3,665,969
Total liabilities	3,338,227	3,665,969

Commitments and Contingencies	—	—

Stockholder's deficit
Common stock; $0.0001 par value; 12,000,000,000 shares authorized, 5,863,489,692 and 5,469,037,729 shares issued and outstanding, respectively	586,350	546,905
Additional paid-in capital	91,633,044	90,288,032
Accumulated other comprehensive income	94,134	116,977
Accumulated deficit	(95,603,234)	(94,520,148)
Total stockholders' deficit	(3,289,706)	(3,568,234)

Total liabilities and stockholders' deficit	$48,521	$97,735

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

TWO HANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024

Sales	$—	$179,502	$—	$569,268
Cost of goods sold	—	153,477	—	483,244
Gross profit	—	26,025	—	86,024

Operating expenses
General and administrative	259,977	300,665	724,648	917,354
Total operating expenses	259,977	300,665	724,648	917,354

Loss from operations	(259,977)	(274,640)	(724,648)	(831,330)

Other income (expense)
Amortization of debt discount and interest expense	(183,629)	(51,627)	(321,941)	(137,412)
Loss on settlement of non-redeemable convertible notes and promissory notes	(17,181)	(6,850)	(17,181)	(641,562)
Initial derivative expense	—	—	(235,220)
Change in fair value of derivative liabilities	44,451	—	215,904	—
Total other income (expense)	(156,359)	(58,477)	(358,438)	(778,974)

Net loss	(416,336)	(333,117)	(1,083,086)	(1,610,304)
Other comprehensive income (loss)
Foreign currency translation adjustment	12,218	(18,945)	(22,843)	22,335
Total other comprehensive income (loss)	12,218	(18,945)	(22,843)	22,335

Comprehensive loss	$(404,118)	$(352,062)	$(1,105,929)	$(1,587,969)

Loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding - basic and diluted	5,712,734,623	1,664,375,273	5,587,944,630	741,361,000

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

TWO HANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the three and nine months ended September 30, 2025 and 2024
(Unaudited)
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance, June 30, 2025	5,639,232,132	$563,924	$91,121,985	$81,916	$(95,186,898)	$(3,419,073)

Stock issued for the settlement of promissory note	224,257,560	22,426	511,059	—	—	533,485
Foreign currency translation adjustment	—	—	—	12,218	—	12,218
Net loss	—	—	—	—	(416,336)	(416,336)
Balance, September 30, 2025	5,863,489,692	$586,350	$91,633,044	$94,134	$(95,603,234)	$(3,289,706)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance, December 31, 2024	5,469,037,729	$546,905	$90,288,032	$116,977	$(94,520,148)	$(3,568,234)

Stock issued for the settlement of promissory note	224,257,560	22,426	511,059	—	—	533,485
Stock issued for the settlement of line of credit	170,194,403	17,019	833,953	—	—	850,972
Stock issued for deposit	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	(22,843)	—	(22,843)
Net loss	—	—	—	—	(1,083,086)	(1,083,086)
Balance, September 30, 2025	5,863,489,692	$586,350	$91,633,044	$94,134	$(95,603,234)	$(3,289,706)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance, June 30, 2024	1,175,345,629	$117,536	$90,208,266	$47,550	$(93,363,365)	$(2,990,013)

Stock issued for conversion of non-redeemable convertible notes	670,061,200	67,006	6,850	—	—	73,856
Stock issued for settlement of promissory notes	175,000,000	17,500	—	—	—	17,500
Foreign currency translation adjustment	—	—	—	(18,945)	—	(18,945)
Net loss	—	—	—	—	(333,117)	(333,117)
Balance, September 30, 2024	2,020,406,829	$202,042	$90,215,116	$28,605	$(93,696,482)	$(3,250,719)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance, December 31, 2023	42,090,329	$4,210	$89,278,354	$6,270	$(92,086,178)	$(2,797,344)

Stock issued for conversion of non-redeemable convertible notes	1,795,316,500	179,532	641,562	—	—	821,094
Stock issued for settlement of debt - related party	8,000,000	800	295,200	—	—	296,000
Stock issued for settlement of promissory notes	175,000,000	17,500	—	—	—	17,500
Foreign currency translation adjustment	—	—	—	22,335	—	22,335
Net loss	—	—	—	—	(1,610,304)	(1,610,304)
Balance, September 30, 2024	2,020,406,829	$202,042	$90,215,116	$28,605	$(93,696,482)	$(3,250,719)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

TWO HANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(1,083,086)	$(1,610,304)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	7,942	8,651
Bad debt	6,611	1,276
Amortization of debt discount	321,941	137,412
Loss on settlement of non-redeemable convertible notes	17,181	641,562
Initial derivative expense	235,220	—
Change in fair value of derivative liability	(215,904)	—
Change in operating assets and liabilities
Accounts and taxes receivable	60,396	(4,603)
Prepaid expense	(14,816)	10,000
Inventory	—	(3,600)
Accounts payable and accrued liabilities	178,126	586,822
Operating lease right-of-use liability	(6,451)	(6,373)
Net cash used in operating activities	(492,840)	(239,157)

Cash flows from investing activities
Net cash used in investing activities	—	—

Cash flow from financing activities
Advances	1,806	—
Repayment of advances	(4,218)	—
Expenses paid for by related party	428,100	61,748
Repayment of advances to related party	—	(25,432)
Proceeds from line of credit	—	190,976
Issuance of promissory notes	75,000	—
Net cash provided by financing activities	500,688	227,292

Change in foreign exchange	51	(528)

Net change in cash	7,899	(12,393)

Cash, beginning of the period	1,733	24,351

Cash, end of the period	$9,632	$11,958

Cash paid during the period
Interest paid	$—	$—
Income taxes paid	$—	$—

Supplemental disclosure of non-cash investing and financing activities
Stock issued for the settlement of line of credit	$850,972	$—
Stock issued for settlement of debt - related party	$—	$296,000
Stock issued to settle of promissory notes	$533,485	$17,500
Stock issued to settle non-redeemable convertible notes	$—	$821,094
issuance of promissory notes to settle other promissory notes	$—	$240,926

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

In June 2025, the Company announced, after fully evaluating the legacy business, the Company is taking steps to reinvigorate it and establish a new pathway in the same business space. The Company will continue to evaluate opportunities both inside and outside the food industry, including, but not limited to, ventures within the digital asset, fintech and gig economy spaces.

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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2025 and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the nine months ended September 30, 2025, the Company incurred a net loss of $1,083,086 and used cash in operating activities of $492,840, and on September 30, 2025, had stockholders’ deficit of $3,289,706 and an accumulated deficit of $95,603,234. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date that the financial statements are issued. The Company will be dependent upon the raising of additional capital through placement of its common stock in order to implement its business plan. There can be no assurance that the Company will be successful in this situation. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might result from this uncertainty. We are currently funding our operations by way of cash advances from our Chief Executive Officer, note holders, shareholders and others; however, we do not have any oral or written agreements with them or others to loan or advance funds to us. There can be no assurances that we will be able to receive loans or advances from them or other persons in the future.

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

The allowance for doubtful accounts on September 30, 2025 and December 31, 2024 is $142,028 and $130,883, respectively.

INVENTORY

Inventory consisting of groceries and dry goods are measured at the lower of cost and net realizable value. Cost is determined pursuant to the first-in first out(“FIFO”) method. The cost of inventory includes the purchase price, shipping and handling costs incurred to bring the inventories to their present location and condition. Inventory with a short shelf life that is not utilized within the planned period are immediately expensed in the statement of operations. Estimated gross profit rates are used to determine the cost of goods sold in the interim periods, unless physical inventory counts are performed. Any significant adjustment that results from the reconciliation with physical inventory counts is disclosed. On September 30, 2025 and December 31, 2024, the inventory valuation allowance was $0 and $39,774, respectively.

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

During the nine months ended September 30, 2025 and 2024, the Company had revenue of $0 and $569,268, respectively from the sale of dry goods and produce to other businesses.

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

NET LOSS PER SHARE

Basic net income (loss) per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period increased to include the number of additional common shares that would have been outstanding if potentially dilutive securities had been issued. Dilutive net loss per share for common stock is calculated utilizing the if-converted method which assumes the conversion non-redeemable convertible notes and the line of credit. On September 30, 2025, we excluded the common stock issuable upon conversion of non-redeemable convertible notes and convertible promissory notes of 1,301,143,126 shares as their effect would have been anti-dilutive. On September 30, 2024, we excluded the common stock issuable upon conversion of non-redeemable convertible notes and Series C Stock of 4,266,441,800 shares as their effect would have been anti-dilutive.

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

ASU 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”), requires public companies to disaggregate key expense categories, such as inventory purchases, employee compensation and depreciation in their financial statements. This aims to improve investor insight into company performance. ASU 2024-03 was originally effective for fiscal years beginning after December 15, 2024, and interim periods within fiscal years beginning after December 15, 2025, with early adoption permitted.

ASU 2025-01, Income Statement – Expense Disaggregation Disclosures – Clarifying the Effective Date (“ASU 2025-01”), clarifies the effective date of ASU 2024-03. This amendment states that ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact, if any, adoption will have on its consolidated financial statements and disclosures.

ASU 2025-05, Financial Instruments-Credit Losses: Measurement of Credit Losses for Accounts Receivable and Contract Assets for Private Companies and Certain Not-for-profit Entities (PCC) (“ASU 2025-05”), updates accounting standards for revenue from contracts with customers (ASC 606). ASU 2025-05 permits an entity to assume that current conditions as of the balance sheet date will not change for the remaining life of the asset when estimated expected credit losses, and an accounting policy election to consider subsequent cash-collection activity after the balance sheet date. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact, if any, adoption will have on its consolidated financial statements and disclosures.

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

The consolidated statement of operations includes interest expense of $14,959 and $17,883 for the nine months ended September 30, 2025 and 2024, respectively. On September 30, 2025 and December 31, 2024, the carrying amount of the Note is $114,959 (face value of $120,000 less $5,041 unamortized discount) and $100,000 (face value of $100,000 less $0 unamortized discount), respectively.

NOTE 4 – LEASES

The Company entered into an operating lease agreement on October 14, 2021 for an automobile, resulting in the recording of an initial liability and corresponding right-of-use asset of $35,906 with a weighted-average discount rate was 3.96%. The Company’s operating lease expired on September 30, 2025 2025.

Operating leases expense for the nine months ended September 30, 2025 is $7,434.

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

As of September 30, 2025 and December 31, 2024, the Line of Credit of $0 and of $834,405 (principal $742,727 (CAD $1,069,595) and interest of $91,678), respectively, was outstanding. The consolidated statement of operations includes interest expense of $14,897 and $41,334 for the nine months ended September 30, 2025 and 2024, respectively.

NOTE 6 – NOTES PAYABLE

As of September 30, 2025 and December 31, 2024, notes payable due to Piero Manzini and Nadav Elituv, the former CEO of the Company, totaling $117,199 and $115,642, respectively, were outstanding. The balances are non-interest bearing, unsecured and have no specified terms of repayment. On September 9, 2024, notes payable which totaled $4,601 were settled by exchanging these notes payable for promissory notes.

NOTE 7 – PROMISSORY NOTES

As of September 30, 2025 and December 31, 2024, promissory notes of $1,827,500 (principal $1,700,000 and interest of $127,500) and of $2,081,016 (principal $2,081,016 and interest of $0), respectively, were outstanding. The promissory notes are unsecured, bear interest of 10% per annum and are due on December 31, 2025.

On August 22, 2025, the Company agreed to convert $374,603 of principal and interest of a promissory note into 153,407,000 shares of common stock of the Company with a fair value of $398,858 resulting in a loss of extinguishment of debt of $24,255 (Note 12).

On September 19, 2025, the Company agreed to convert $141,701 of principal and interest of a promissory note into 70,850,560 shares of common stock of the Company with a fair value of $134,627 resulting in a gain of extinguishment of debt of $7,074 (Note 12).

NOTE 8 – CONVERTIBLE PROMISSORY NOTE, NET

1800 Diagonal Lending LLC

On April 16, 2025 the Company entered into a Securities Purchase Agreement with 1800 Diagonal Lending LLC (“Holder”) relating to the issuance and sale of a Convertible Note (the “Note”) with an original principal amount of $94,300 less original issue discount of $12,300 and transaction costs of $7,000 bearing an 10% annual interest rate and maturing February 1, 2026 for $75,000 in cash. After 180 days after the issue date, the Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 75% of the lowest closing bid price during the 10 trading days prior to the conversion date. Additionally, the Holder of the Note is entitled to deduct $1,500 from the conversion amount in each note conversion to cover the holder’s deposit fees associated with the conversion. The Company may prepay the Note in cash, if repaid within 90 days of date of issue, at 115% of the original principal amount plus interest, between 91 days and 150 days at 120% of the original principal amount plus interest and between 151 days and 180 days at 125% of the original principal amount plus interest. On September 30, 2025 and December 31, 2024, the Note was recorded at amortized cost of $15,245 (comprised of principal of $94,300 plus accrued interest of $4,315 less debt discount of $83,370) and $0, respectively.

NOTE 9 - DERIVATIVE LIABILITY

The Convertible Promissory Note with 1800 Diagonal Lending LLC with the issue date of April 16, 2025 is accounted for under ASC 815.  The variable conversion price is not considered predominantly based on a fixed monetary amount settleable with a variable number of shares due to the volatility and trading volume of the Company’s common stock. The Company’s derivative liabilities have been measured at fair value using the binomial model.

The inputs into the binomial models are as follows:

	September 30, 2025	June 30, 2025	April 16, 2025
Closing share price	$0.0015	$0.0044	$0.0029
Conversion price	$0.00098	$0.0027	$0.0008
Risk free rate	4.02%	4.29%	3.90%
Expected volatility	237%	377%	337%
Dividend yield	0%	0%	0%
Expected life	0.34 years	0.59 years	0.80 years

The fair value of the derivative liability relating to the Notes issued to 1800 Diagonal Lending LLC on April 16, 2025 was $310,220 of which $75,000 was recorded as a debt discount and the remainder of $235,220 was recorded as initial derivative expense. The decrease in the fair value of the conversion option derivative liability of $215,904 is recorded as a gain in the consolidated statements of operations for the nine months ended September 30, 2025. The fair value of the derivative liability is $94,316 on September 30, 2025.

NOTE 10 – RELATED PARTY TRANSACTIONS

Notes payable – related party

On September 30, 2025 and December 31, 2024, $441,749 (comprising of $428,100 of advances and $13,649 of interest) and $0, respectively was due to Emil Assentato, the Company's Chief Executive. During the nine months ended September 30, 2025, the Company issued total advances for $428,100 comprising $210,000 for cash received and $218,100 of expenses paid on behalf of the Company. This note payable – related party earns interest at 8% per annum, is unsecured and is due on demand.

During the nine months ended September 30, 2024, the Company issued advances due to Nadav Elituv, the former CEO of the Company, for $61,748 for expenses paid on behalf of the Company and advances due to related party were repaid by the Company with $25,432 in cash. In addition, the Company accrued salary of $609,041 due to Nadav Elituv, for services provided during the nine months ended September 30, 2024. On February 26, 2024, the Company issued common stock to settle due to related party with a carrying value of $296,000 (Note 12).

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

During the nine months ended September 30, 2025, compensation expenses of $212,917 was incurred for the Chief Executive Officer, Chief Financial Officer and a Director.

NOTE 11 – PREFERRED STOCK

Series A convertible preferred stock; $0.01 par value; 200,000 shares designated, 0 shares issued and outstanding on September 30, 2025 and December 31, 2024.

Series B convertible preferred stock; $0.01 par value; 100,000 shares designated, 0 shares issued and outstanding on September 30, 2025 and December 31, 2024.

Series C convertible preferred stock; $0.001 par value; 150,000 shares designated, 0 shares issued and outstanding on September 30, 2025 and December 31, 2024.

Series D convertible preferred stock; $0.001 par value; 200,000 shares designated, 0 shares issued and outstanding on September 30, 2025 and December 31, 2024.

Series E convertible preferred stock; $0.0001 par value; 300,000 shares designated, 0 shares issued and outstanding on September 30, 2025 and December 31, 2024.

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

On August 22, 2025, the Company agreed to convert $374,603 of principal and interest of a promissory note into 153,407,000 shares of common stock of the Company with a fair value of $398,858 resulting in a loss of extinguishment of debt of $24,255 (Note 7).

On September 19, 2025, the Company agreed to convert $141,701 of principal and interest of a promissory note into 70,850,560 shares of common stock of the Company with a fair value of $134,627 resulting in a gain of extinguishment of debt of $7,074 (Note 7).

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

On February 26, 2024, the Company agreed to issue 8,000,000 shares of common stock with a fair value of $109,600 to settle accrued salary and expenses of $296,000 (CAD $400,000) due to Nadav Elituv, the Chief Executive Officer of the Company resulting in an increase in additional paid-in capital of $186,400.

NOTE 13 – COMMITMENTS

On July 14, 2025, the Company entered into a definitive agreement with More Capital Ltd. The purpose of the definitive agreement is to incorporate a new holding company to operate a confection brand and operating company The definitive agreement includes conditions precedent for the Company to issue 40,000,000 shares of its common stock to More Capital Ltd. and for the Company to transfer $65,000 of cash to More Capital Ltd.

On July 28, 2025, the Company entered into a definitive agreement with More Money Ltd. The purpose of the definitive agreement is to incorporate a new holding company to operate a crypto management and advisory business. The definitive agreement includes conditions precedent for the Company to issue 110,000,000 shares of its common stock to More Money Ltd. and for the Company to transfer $200,000 of cash to More Money Ltd.

At September 30, 2025, the performance has not occurred for either conditions precedent.

NOTE 14 – SUBSEQUENT EVENTS

From October 23, 2025 to October 27, 2025 the Holder of the Convertible Promissory Note, Net elected to convert $97,300 of principal and expenses into 138,019,999 shares of common stock of the Company.

On October 20, 2025, the Company agreed to convert $1,836,000 of principal and interest of a promissory note into 500,000,000 shares of common stock of the Company. On October 24, 2025, the Company issued 300,000,000 shares of its common stock in accordance with this agreement. As of November 13, 2025, the Company is obligated to issue the remaining 200,000,000 shares of common stock.

On November 13, 2025, the Company entered into a securities purchase agreement with Vanquish Funding Group, Inc. (“Vanquish”), pursuant to which the Company issued a convertible promissory note in the principal amount of $115,000, for a purchase price of $100,000. After transaction costs, the Company expects to receive net funding of $93,000. The convertible note matures on August 15, 2026, accrues interest of 10% per annum, and is convertible into shares of the Company’s common stock at any time 180 days after the date of the note.

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

Management's Plan of Operation

In June 2025, the Company announced, after fully evaluating the legacy business, the Company is taking steps to reinvigorate it and establish a new pathway in the same business space. The Company will continue to evaluate opportunities both inside and outside the food industry, including, but not limited to, ventures within the digital asset, fintech and gig economy spaces.

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

We believe the following critical accounting policies, among others, may be impacted significantly by judgment, assumptions and estimates used in the preparation of the Financial Statements:

NET LOSS PER SHARE

Basic net income (loss) per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period increased to include the number of additional common shares that would have been outstanding if potentially dilutive securities had been issued. Dilutive net loss per share for common stock is calculated utilizing the if-converted method which assumes the conversion non-redeemable convertible notes and the line of credit. On September 30, 2025, we excluded the common stock issuable upon conversion of non-redeemable convertible notes and convertible promissory notes of 1,301,143,126 shares as their effect would have been anti-dilutive. On September 30, 2024, we excluded the common stock issuable upon conversion of non-redeemable convertible notes and Series C Stock of 4,266,441,800 shares as their effect would have been anti-dilutive.

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

ASU 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”), requires public companies to disaggregate key expense categories, such as inventory purchases, employee compensation and depreciation in their financial statements. This aims to improve investor insight into company performance. ASU 2024-03 was originally effective for fiscal years beginning after December 15, 2024, and interim periods within fiscal years beginning after December 15, 2025, with early adoption permitted.

ASU 2025-01, Income Statement – Expense Disaggregation Disclosures – Clarifying the Effective Date (“ASU 2025-01”), clarifies the effective date of ASU 2024-03. This amendment states that ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact, if any, adoption will have on its consolidated financial statements and disclosures.

ASU 2025-05, Financial Instruments-Credit Losses: Measurement of Credit Losses for Accounts Receivable and Contract Assets for Private Companies and Certain Not-for-profit Entities (PCC) (“ASU 2025-05”), updates accounting standards for revenue from contracts with customers (ASC 606). ASU 2025-05 permits an entity to assume that current conditions as of the balance sheet date will not change for the remaining life of the asset when estimated expected credit losses, and an accounting policy election to consider subsequent cash-collection activity after the balance sheet date. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact, if any, adoption will have on its consolidated financial statements and disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

Sales, Cost of goods sold, Gross profit:

	Three months ended September 30,		Change
	2025 $	2024 $	$	%
Sales	—	179,502	(179,502)	(100)
Cost of goods sold	—	153,477	(153,447)	(100)
Gross profit	—	26,025	(26,025)	(100)
Gross profit %	—	14.5%

In June 2025, the Company announced, after fully evaluating the legacy business, the Company is taking steps to reinvigorate it and establish a new pathway in the same business space. The Company will continue to evaluate opportunities both inside and outside the food industry, including, but not limited to, ventures within the digital asset, fintech and gig economy spaces.

In June, 2025, the Issuer announced it has engaged renowned culinary expert Chef Einat Admony and accomplished executive Vanessa Fayzulin to lead the revitalization of its food service division.

Operating expenses:

	Three months ended September 30,		Change
	2025 $	2024 $	$	%
Salaries and benefits	82,917	155,178	(72,261)	(47)
Occupancy expense	10	4,676	(4,666)	(100)
Advertising and travel	—	854	(854)	(100)
Auto expenses	983	6,801	(5,818)	(86)
Consulting	67,506	86,473	(18,967)	(22)
Depreciation and Amortization	1,990	676	1,314	194
Bad debt	51	749	(698)	(93)
Office and general expenses	35,723	17,906	17,817	100
Professional fees	70,797	26,917	43,880	163
Freight and delivery	—	435	(435)	(100)
Total operating expenses	259,977	300,665	(40,688)	(14)

Our total operating expenses for the three months ended September 30, 2025 was $259,977, compared to $300,665, for the three months ended September 30, 2024, respectively. The decrease in total operating expense is primarily due to decrease in salaries and benefits, consulting, offset by an increase in office and general expenses and professional fees.

Salaries and benefits for the three months ended September 30, 2025 and 2024, comprise primarily compensation of our officers and directors of $82,917 and of salary to Nadav Elituv, our former Chief Executive Officer, of $150,000, respectively.

During the three months ended September 30, 2025, consulting expenses of $67,506 consisted of costs related to the development of new businesses and bookkeeping services.

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

Other income (expense):

	Three months ended September 30,		Change
	2025 $	2024 $	$	%
Amortization of debt discount and interest expense	(183,629)	(51,627)	(132,002)	256
Loss on settlement of non-redeemable convertible notes and promissory notes	(17,181)	(6,850)	(10,331)	151
Change in fair value of derivative liability	44,451	—	44,451	—
Total operating expenses	(156,359)	(58,477)	(97,882)	167

Amortization of debt discount and interest expense for the three months ended September 30, 2025 was $183,629, compared to $51,627 for the three months ended September 30, 2024. Amortization of debt discount and interest expense relates to the issuance of non-redeemable convertible notes and promissory notes.

During the three months ended September 30, 2025 and 2024, the Company elected to convert $0 and $67,006 of principal and interest of a non-redeemable convertible note into 0 and 670,061,200 shares of common stock of the Company resulting in a loss on settlement of debt of $0 and $6,850, respectively.

During the three months ended September 30, 2025 and 2024, the Company agreed to convert $516,304 and $0 of principal and interest of promissory notes into 224,257,560 and 0 shares of common stock of the Company resulting in a loss on settlement of debt of $17,181 and $0, respectively.

During the three months ended September 30, 2025 and 2024, the gain due to the change in fair value of derivative liabilities was $44,451 and $0, respectively.

Net loss for the period:

	Three months ended September 30,		Change
	2025 $	2024 $	$	%
Net loss for the period	(416,336)	(333,117)	(83,219)	25

Our net loss for the three months ended September 30, 2025 was $416,336, compared to $333,117 for the three months ended September 30, 2024, respectively. Our losses during the three months ended September 30, 2025 and 2024 are primarily due to costs associated with compensation to our officers and directors, professional fees, interest and derivative expense.

COMPARISON OF RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

Sales, Cost of goods sold, Gross profit:

	Nine months ended September 30,		Change
	2025 $	2024 $	$	%
Sales	—	569,268	(569,268)	(100)
Cost of goods sold	—	483,244	(483,244)	(100)
Gross profit	—	86,024	(86,024)	(100)
Gross profit %	—	15.1%
21

In June 2025, the Company announced, after fully evaluating the legacy business, the Company is taking steps to reinvigorate it and establish a new pathway in the same business space. The Company will continue to evaluate opportunities both inside and outside the food industry, including, but not limited to, ventures within the digital asset, fintech and gig economy spaces.

In June, 2025, the Issuer announced it has engaged renowned culinary expert Chef Einat Admony and accomplished executive Vanessa Fayzulin to lead the revitalization of its food service division.

Operating expenses:

	Nine months ended September 30,		Change
	2025 $	2024 $	$	%
Salaries and benefits	212,917	483,717	(270,800)	(56)
Occupancy expense	1,287	25,652	(24,365)	(95)
Advertising and travel	—	(27,247)	27,247	(100)
Auto expenses	983	15,862	(14,879)	(94)
Consulting	101,458	240,238	(138,780)	(58)
Depreciation and Amortization	7,941	6,506	1,435	22
Bad debt	6,611	1,276	5,335	418
Office and general expenses	68,461	52,020	16,441	32
Professional fees	324,990	113,650	211,340	186
Freight and delivery	—	5,680	(5,680)	(100)
Total operating expenses	724,648	917,354	(192,706)	(21)

Our total operating expenses for the nine months ended September 30, 2025 was $724,648, compared to $917,354, for the nine months ended September 30, 2024, respectively. The decrease in total operating expense is primarily due to decrease in salaries and benefits, consulting, offset by an increase in professional fees.

Salaries and benefits for the nine months ended September 30, 2025 and 2024, comprise primarily compensation of our officers and directors of $212,917 and of salary to Nadav Elituv, our former Chief Executive Officer, of $450,000, respectively.

During the nine months ended September 30, 2025, consulting expenses of $101,458 consisted of costs related to the development of new businesses and bookkeeping services.

For the nine months ended September 30, 2024, consulting comprises primarily of (i) $158,760 for consulting fees payable under a consulting agreement with 2130555 Ontario Limited, a Company controlled by Nadav Elituv and (ii) $81,478 paid to contractors to manage our grocery business.

Professional fees increased in 2025 due to an increase in legal fees from compliance and the review of proposed transactions and debt agreements.

On January 1, 2024, entered into a consulting agreement to pay 2130555 Ontario Limited, a Company controlled by Nadav Elituv, a monthly consulting fee of CAD $24,000 per month for services for the period from January 1, 2024 to December 31, 2024.

Other income (expense):

	Nine months ended September 30,		Change
	2025 $	2024 $	$	%
Amortization of debt discount and interest expense	(321,941)	(137,412)	(184,529)	134
Loss on settlement of non-redeemable convertible notes and promissory notes	(17,181)	(641,562)	624,381	(97)
Initial derivative expense	(235,220)	—	(235,220)	—
Change in fair value of derivative liability	215,904	—	215,904	—
Total operating expenses	(358,438)	(778,974)	420,536	(54)

Amortization of debt discount and interest expense for the nine months ended September 30, 2025 was $321,941, compared to $137,412 for the nine months ended September 30, 2024. Amortization of debt discount and interest expense relates to the issuance of non-redeemable convertible notes and promissory notes.

During the nine months ended September 30, 2025 and 2024, the Company elected to convert $0 and $179,532 of principal and interest of a non-redeemable convertible note into 0 and 1,795,316,500 shares of common stock of the Company resulting in a loss on settlement of debt of $0 and $641,562, respectively.

During the nine months ended September 30, 2025 and 2024, the Company elected to convert $516,304 and $0 of principal and interest of promissory notes into 224,257,560 and 0 shares of common stock of the Company resulting in a loss on settlement of debt of $17,181 and $0, respectively.

Initial derivative expense of $235,220 for the nine months ended September 30, 2025 represents the difference between the fair value of the total embedded derivative liability of $310,220 and the cash received of $75,000 for the convertible note issued on April 16, 2025.

During the nine months ended September 30, 2025 and 2024, the gain due to the change in fair value of derivative liabilities was $215,904 and $0, respectively.

Net loss for the period:

	Nine months ended September 30,		Change
	2025 $	2024 $	$	%
Net loss for the period	(1,083,086)	(1,610,304)	527,218	(33)

Our net loss for the nine months ended September 30, 2025 was $1,083,086, compared to $1,610,304 for the nine months ended September 30, 2024, respectively. Our losses during the nine months ended September 30, 2025 and 2024 are primarily due to costs associated with compensation to our officers and directors, professional fees, interest and derivative expense.

QUARTERLY RESULTS OF OPERATIONS

The following is a summary of selected quarterly information that has been derived from the financial statements of the Company. This summary should be read in conjunction with the consolidated financial statements of the Company.

Quarter Ended	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023
Sales	$—	$—	$—	$140,258	$179,502	$226,289	$163,477	$198,266
Gross profit	$—	$—	$—	$(34,216)	$26,025	$45,010	$14,989	$(20,815)
Operating expenses	$(259,977)	$(207,602)	$(257,069)	$(299,791)	$(300,665)	$(311,499)	$(305,190)	$(391,043)
Other income (expense)	$(156,359)	$(128,716)	$(73,363)	$(489,659)	$(58,477)	$(228,552)	$(491,945)	$(6,151,405)
Net loss for the period	$(416,336)	$(336,318)	$(330,432)	$(823,666)	$(333,117)	$(495,041)	$(782,146)	$(6,563,263)
Basic and diluted net income (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.01)	$(0.17)

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2025

Cash flows used in operating activities

	Nine months ended September 30,		Change
	2025 $	2024 $	$	%
Net cash used in operating activities	(492,840)	(239,157)	(253,683)	106

Our net cash used in operating activities for the nine months ended September 30, 2025 and 2024 is $492,840 and $239,157, respectively. Our net loss for the nine months ended September 30, 2025 of $1,083,086, which was the main contributing factor for our negative cash flow. We were able to partially offset the cash used in operating activities with non-cash expenses such as amortization of debt discount and initial derivative expense.

Cash flows used in investing activities

	Nine months ended September 30,		Change
	2025 $	2024 $	$	%
Net cash used in investing activities	—	—	—	—

Cash flows from financing activities

	Nine months ended September 30,		Change
	2025 $	2024 $	$	%
Net cash from financing activities	500,688	227,292	273,396	120

Our net cash provided by financing activities for the nine months ended September 30, 2025 and 2024 is $500,688 and $227,292, respectively.

During the nine months ended September 30, 2025 and 2024, the Company received cash advances from related party of $428,100 and $61,748, respectively. These cash advances earns interest at 8% per annum, is unsecured and is due on demand.

As of September 30, 2025, we had cash of $9,632, working capital (deficiency) of $(3,294,442) and total liabilities of $3,338,227.

Our working capital as of September 30, 2025 and December 31, 2024 is as follows:

	September 30, 2025	December 31, 2024
Current assets	$43,785	$85,447
Current liabilities	3,338,227	3,665,969
Working capital (Deficiency)	$(3,294,442)	$(3,580,522)

The Company is continuing to focus improving cash flows from operations by reducing incentives to customers, by making purchases from different suppliers, accelerating the collection of accounts receivable, reducing expenses, managing accounts payable balances and by paying our officers, directors, consultants and staff with our stock.

The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the nine months ended September 30, 2025, the Company incurred a net loss of $1,083,086 and used cash in operating activities of $492,840, and on September 30, 2025, had stockholders’ deficit of $3,289,706 and an accumulated deficit of $95,603,234. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The Company’s independent registered public accounting firm, in their report on the Company’s financial statements for the year ended December 31, 2024, contains an explanatory paragraph regarding the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty should we be unable to continue as a going concern.

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

Commitments for future capital expenditures on September 30, 2025 is as follows:

	Payments Due by Period
Contractual obligations	Total $	Less than 1 year $	1 - 3 years $	4 – 5 years $	After 5 years $
Accounts payable and accrued liabilities	582,342	582,342	—	—	—
Notes payable – related party	586,666	586,666
Notes payable	117,199	117,199
Debt	1,827,500	1,827,500	—	—	—
Non-redeemable convertible notes	114,959	114,959	—	—	—
Convertible promissory note	15,245	15,245	—	—	—
Derivative liability	94,316	94,316	—	—	—
Operating leases(1)	—	—	—	—	—
Total contractual obligations	3,338,227	3,338,227	—	—	—

Notes:

(1)	Leases for retail space, equipment and warehousing are currently month to month. Deliveries are currently outsourced.

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

RELATED PARTY TRANSACTIONS

Notes payable – related party

On September 30, 2025 and December 31, 2024, $441,749 (comprising of $428,100 of advances and $13,649 of interest) and $0, respectively was due to Emil Assentato, the Company's Chief Executive. During the nine months ended September 30, 2025, the Company issued total advances for $428,100 comprising $210,000 for cash received and $218,100 of expenses paid on behalf of the Company. This note payable – related party earns interest at 8% per annum, is unsecured and is due on demand.

During the nine months ended September 30, 2024, the Company issued advances due to Nadav Elituv, the former CEO of the Company, for $61,748 for expenses paid on behalf of the Company and advances due to related party were repaid by the Company with $25,432 in cash. In addition, the Company accrued salary of $609,041 due to Nadav Elituv, for services provided during the nine months ended September 30, 2024. On February 26, 2024, the Company issued common stock to settle due to related party with a carrying value of $296,000 (Note 12).

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

The consolidated statement of operations includes interest expense of $14,959 and $17,883 for the nine months ended September 30, 2025 and 2024, respectively. On September 30, 2025 and December 31, 2024, the carrying amount of the Note is $114,959 (face value of $120,000 less $5,041 unamortized discount) and $100,000 (face value of $100,000 less $0 unamortized discount), respectively.

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

CHANGES IN ACCOUNTING POLICIES INCLUDING INITIAL ADOPTION

Refer to Note 2 in the consolidated financial statements for the nine months ended September 30, 2025 for information on accounting policies.

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

Refer to Note 2 in the consolidated financial statements for the nine months ended September 30, 2025 for information on market risk.

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

OUTSTANDING SHARE DATA

As of November 13, 2025, the following securities were outstanding:

Common stock: 6,301,509,691 shares

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

During the quarter ended September 30, 2025, we did not have any defaults upon senior securities.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

During the quarter ended September 30, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

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

TWO HANDS CORPORATION

Dated: November 14, 2025	By: /s/ Emil Assentato Name: Emil Assentato Title: President, Chief Executive Officer and Director (Principal Executive Officer)

By: /s/ Matthew Stark Name: Matthew Stark Title: Chief Financial Officer and Director (Principal Financial and Accounting Officer)

