Form 10-K
period 2025-12-31
Two Hands Corp
filed 2026-04-10
CIK 1494413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒       ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-56065

TWO HANDS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	33-4429767
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

141 Piping Rock Road Locust Valley, New York	11560
(Address of Principal Executive Offices)	(Zip Code)

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

Securities registered under Section 12(g) of the Act:

Common Stock, $.0001 Par Value

(Title of class)

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $11,612,621.

As of March 31, 2026 the registrant had 6,501,509,691 outstanding shares of Common Stock.

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

In January 2025, the Company also announced its new business in the artisan crafted denim and premium combed Pima cotton yarns space in cooperation with Videlia Mills. Mid way through 2025 discussions with Videlia Mills ceased and the Company does not expect them to continue.

On November 16, 2016, the Company changed the name of its wholly owned subsidiary from I8 Interactive to Two Hands Canada Corporation.

The Company received approval from the Canadian Securities Exchange (the "CSE") to list its common shares (the "Common Shares") on the CSE. Trading of the Common Shares in the capital of the Company commenced on August 5, 2022, under the symbol "TWOH".

On October 15, 2025, the Company incorporated a wholly owned subsidiary, Meridan Capital Management Inc., a Nevada corporation, for the purpose of holding investments. During the year ended December 31, 2025, Meridan Capital Management Inc. held cash and did not have operations.

Cuore Food Services

Cuore Food Services is the Company’s wholesale food distribution branch. Cuore Food Services uses inventory from the Company’s warehouse as well as inventory it acquires on an ad hoc basis, and focuses on bulk delivery of goods to food service business such as restaurants, hotels, event planning/hosting businesses.

Research and Development

We did not incur any research and development costs during the fiscal year ended December 31, 2025 and 2024.

Customers

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

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AN ISSUER PURCHASES OF EQUITY SECURITIES.

Market

Our common stock currently trades on the OTC Pinks under the symbol “TWOH” and the closing bid price of our common stock on March 31, 2026 was $0.0012. Our common stock currently trades on a sporadic and limited basis.

Record Holders

The number of record holders of our common stock as of March 31, 2026 was approximately 25, not including nominees of beneficial owners.

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

Options and Warrants

On October 1, 2021, the Board of Directors approved the 2021 Stock Incentive Plan (the “2021 Plan”) to attract and retain the best available personnel, to provide additional incentive to employees, directors and consultants, and to promote the success of the Company's business. Pursuant to the 2021 Plan, the Board may grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares and restricted share units. to eligible persons. The maximum aggregate number of shares of common stock with respect to which awards granted under the Plan shall not exceed 200,000,000. At December 31, 2025, there are 0 shares of common stock available under the 2021 Plan.

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

RECENT SALES OF UNREGISTERED SECURITIES

During the quarter ended December 31, 2025, the Company issued the following unregistered securities.

   Issued 138,019,999 shares of common stock, with a fair value of $155,156, for the conversion of convertible notes.

   Issued 500,000,000 shares of common stock, with a fair value of $600,000, for the settlement of promissory notes.

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

We believe the following critical accounting policies, among others, may be impacted significantly by judgment, assumptions and estimates used in the preparation of the Financial Statements:

NET LOSS PER SHARE

Basic net income (loss) per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period increased to include the number of additional common shares that would have been outstanding if potentially dilutive securities had been issued. Dilutive net loss per share for common stock is calculated utilizing the if-converted method which assumes the conversion non-redeemable convertible notes and the line of credit. On December 31, 2025, we excluded the common stock issuable upon conversion of non-redeemable convertible notes and convertible promissory notes of 1,513,424,535 shares as their effect would have been anti-dilutive. On December 31, 2024, we excluded the common stock issuable upon conversion of non-redeemable convertible notes and Series C Stock of 1,167,136,632 shares as their effect would have been anti-dilutive.

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

The Company evaluates its convertible debt, options, warrants or other contracts, if any, to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with paragraph 815-10-25-1 and Section 815-40-25 of the FASB Accounting Standards Codification. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as either an asset or a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statement of operations as other income or expense. Upon conversion, exercise or cancellation of a derivative instrument, the instrument is marked to fair value at the date of conversion, exercise or cancellation and then that the related fair value is reclassified to equity.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2023, the FASB issued ASU No. 2023-06, “Disclosure Improvements — Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative.” The ASU amends the disclosure or presentation requirements related to various subtopics in the FASB ASC. The ASU was issued in response to the SEC’s August 2018 final amendments in Release No. 33-10532, Disclosure Update and Simplification that updated and simplified disclosure requirements that the SEC believed were duplicative, overlapping, or outdated. The guidance in ASU 2023-06 is intended to align GAAP requirements with those of the SEC and to facilitate the application of GAAP for all entities. The amendments introduced by ASU 2023-06 are effective if the SEC removes the related disclosure or presentation requirement from its existing regulations by June 30, 2027. If, by June 30, 2027, the SEC has not removed the applicable requirements from its existing regulations, the pending content of the associated amendment will be removed from the ASC and will not become effective for any entities. Early adoption is permitted. The adoption of ASU 2023-06 is not expected to have a material impact on the Company’s consolidated financial statements or related disclosures.

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 requires public entities to disclose significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”). Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosure requirements in ASC 280, Segment Reporting, on an interim and annual basis. The guidance in ASU 2023-07 is effective for annual reporting periods in fiscal years beginning after December 15, 2023 and interim reporting periods in fiscal years beginning after December 31, 2024. The Company adopted this new standard on January 1, 2025 and the adoption did not have a material impact on the consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the provisions of the amendments and the impact on its financial statements. These amendments are to be applied prospectively, with retrospective application permitted. The Company adopted the new standard on January 1, 2025. Refer to Note 11 for the additional disclosure provided as a result of our adoption of the ASU.

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

COMPARISON OF RESULTS FOR THE YEARS ENDED DECEMBER 31, 2025 and 2024

Sales, Cost of goods sold, Gross profit:

	Year ended December 31,		Change
	2025 $	2024 $	$	%
Sales	—	709,526	(709,526)	(100)
Cost of goods sold	—	657,718	(657,718)	(100)
Gross profit	—	51,808	(51,808)	(100)
Gross profit %	—	7.3%

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

Operating expenses:

	Year ended December 31,		Change
	2025 $	2024 $	$	%
Salaries and benefits	325,917	633,478	(358,061)	(49)
Occupancy expense	1,288	34,520	(33,232)	(96)
Advertising and travel	760	(25,229)	25,989	(103)
Auto expenses	984	16,167	(15,183)	(94)
Consulting	145,253	309,650	(113,897)	(53)
Depreciation and Amortization	8,355	11,356	(3,001)	(26)
Bad debt	6,616	35,843	(29,227)	(82)
Office and general expenses	137,964	62,348	75,616	121
Professional fees	430,189	131,067	299,122	228
Freight and delivery	—	7,945	(7,945)	(100)
Total operating expenses	1,057,326	1,217,145	(159,819)	(13)

Our total operating expenses for the year ended December 31, 2025 was $1,057,326, compared to $1,217,145, for the year ended December 31, 2024, respectively. The decrease in total operating expense is primarily due to decrease in salaries and benefits, consulting, offset by an increase in professional fees.

Salaries and benefits for the year ended December 31, 2025 and 2024, comprise primarily compensation of our officers and directors of $325,917 and of salary to Nadav Elituv, our former Chief Executive Officer, of $600,000, respectively.

During the year ended December 31, 2025, consulting expenses of $145,253 consisted of costs related to the development of new businesses and bookkeeping services.

During the year ended December 31, 2024, consulting comprises primarily of (i) $210,182 for consulting fees payable under a consulting agreement with 2130555 Ontario Limited, a Company controlled by Nadav Elituv and (ii) $99,468 paid to contractors to manage our grocery business.

Professional fees increased in 2025 due to an increase in legal fees from compliance and the review of proposed transactions and debt agreements.

On January 1, 2024, entered into a consulting agreement to pay 2130555 Ontario Limited, a Company controlled by Nadav Elituv, a monthly consulting fee of CAD $24,000 per month for services for the period from January 1, 2024 to December 31, 2024.

Other income (expense):

	Year ended December 31,		Change
	2025 $	2024 $	$	%
Amortization of debt discount and interest expense	(386,530)	(174,898)	(211,632)	121
Loss on settlement of non-redeemable convertible notes and promissory notes	1,177,540	(1,093,735)	2,271,275	(208)
Initial derivative expense	(353,207)	—	(353,207)	—
Change in fair value of derivative liability	134,669	—	134,669	—
Total other income (expenses)	572,472	(1,268,633)	1,841,105	(145)

Amortization of debt discount and interest expense for the year ended December 31, 2025 was $386,530, compared to $174,898 for the year ended December 31, 2024. Amortization of debt discount and interest expense relates to the issuance of non-redeemable convertible notes, convertible notes and promissory notes.

During the year ended December 31, 2025 and 2024, the Company elected to convert $0 and $405,495 of principal and interest of a non-redeemable convertible note into 0 and 4,054,949,100 shares of common stock of the Company resulting in a loss on settlement of debt of $0 and $641,562, respectively.

During the year ended December 31, 2025 and 2024, the Company elected to convert $516,304 and $1,628,843 of principal and interest of promissory notes into 224,257,560 and 0 shares of common stock of the Company resulting in a loss on settlement of debt of $17,181 and $0, respectively.

During the year ended December 31, 2025 and 2024, the Company elected to convert $1,836,000 and $0 of principal and interest of promissory notes into 500,000,000 and 0 shares of common stock of the Company resulting in a gain on settlement of debt of $1,236,000 and $0, respectively.

During the year ended December 31, 2025 and 2024, the Company elected to convert $99,015 and $0 of principal and interest of convertible promissory notes into 138,019,999 and 0 shares of common stock of the Company resulting in a loss on settlement of debt of $41,279 and $0, respectively.

On December 30, 2024, the Company exchanged promissory notes, accrued and other liabilities with a carrying value of $1,628,843 for new promissory notes with principal of $2,081,016 resulting in loss on settlement of promissory notes of $452,173.

Initial derivative expense of $353,207 for the year ended December 31, 2025 represents the difference between the fair value of the total embedded derivative liability of $596,207 and the cash received of $243,000 for convertible note issued on April 16, 2025, November 13, 2025 and December 2, 2025.

During the year ended December 31, 2025 and 2024, the gain due to the change in fair value of derivative liabilities was $134,669 and $0, respectively.

Net loss for the period:

	Year ended December 31,		Change
	2025 $	2024 $	$	%
Net loss for the period	(484,854)	(2,433,970)	1,949,116	(80)

Our net loss for the year ended December 31, 2025 was $484,854, compared to $2,433,970 for the year ended December 31, 2024, respectively. Our losses during the year ended December 31, 2025 and 2024 are primarily due to costs associated with compensation to our officers and directors, professional fees, interest and derivative expense.

QUARTERLY RESULTS OF OPERATIONS

The following is a summary of selected quarterly information that has been derived from the financial statements of the Company. This summary should be read in conjunction with the consolidated financial statements of the Company.

Quarter Ended	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Sales	$—	$—	$—	$—	$140,258	$179,502	$226,289	$163,477
Gross profit	$—	$—	$—	$—	($34,216)	$26,025	$45,010	$14,989
Operating expenses	$(332,678)	$(259,977)	$(207,602)	$(257,069)	$(299,791)	$(300,665)	$(311,499)	$(305,190)
Other income (expense)	$930,910	$(156,359)	$(128,716)	$(73,363)	$(489,659)	$(58,477)	$(228,552)	$(491,945)
Net income (loss) for the period	$598,232	$(416,336)	$(336,318)	$(330,432)	$(823,666)	$(333,117)	$(495,041)	$(782,146)
Basic and diluted net income (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.01)

LIQUIDITY AND CAPITAL RESOURCES

For the year ended December 31, 2025

Cash flows used in operating activities

	Year ended December 31,		Change
	2025 $	2024 $	$	%
Net cash used in operating activities	(807,887)	(250,503)	(557,384)	223

Our net cash used in operating activities for the year ended December 31, 2025 and 2024 is $807,887 and $250,503, respectively. Our net loss for the year ended December 31, 2025 of $484,854, which was the main contributing factor for our negative cash flow. We were able to partially offset the cash used in operating activities with non-cash expenses such as amortization of debt discount and initial derivative expense.

Cash flows used in investing activities

	Year ended December 31,		Change
	2025 $	2024 $	$	%
Net cash used in investing activities	(60,000)	—	(60,000)	—

Cash flows from financing activities

	Year ended December 31,		Change
	2025 $	2024 $	$	%
Net cash from financing activities	1,093,686	228,750	864,936	378

Our net cash provided by financing activities for the year ended December 31, 2025 and 2024 is $1,093,686 and $228,750, respectively.

During the year ended December 31, 2025 and 2024, the Company received cash advances from related party of $853,100 and $62,928, respectively. These cash advances earns interest at 8% per annum, is unsecured and is due on demand.

As of December 31, 2025, we had cash of $227,585, working capital (deficiency) of $(2,010,465) and total liabilities of $2,264,701.

Our working capital as of December 31, 2025 and 2024 is as follows:

	December 31, 2025	December 31, 2024
Current assets	$254,236	$85,447
Current liabilities	2,264,701	3,665,969
Working capital (Deficiency)	$(2,010,465)	$(3,580,522)

The Company is continuing to focus improving cash flows from operations by reducing incentives to customers, by making purchases from different suppliers, accelerating the collection of accounts receivable, reducing expenses, managing accounts payable balances and by paying our officers, directors, consultants and staff with our stock.

The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the year ended December 31, 2025, the Company incurred a net loss of $484,854 and used cash in operating activities of $807,887, and on December 31, 2025, had stockholders’ deficit of $1,946,073 and an accumulated deficit of $95,005,002 These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The Company’s independent registered public accounting firm, in their report on the Company’s financial statements for the year ended December 31, 2025, contains an explanatory paragraph regarding the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty should we be unable to continue as a going concern.

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

Our common stock started trading over the counter and has been quoted on the Over-The Counter Bulletin Board since February 17, 2011. The stock currently trades under the symbol “TWOH.”

Commitments for future capital expenditures at December 31, 2025 is as follows:

	Payments Due by Period
Contractual obligations	Total $	Less than 1 year $	1 - 3 years $	4 – 5 years $	After 5 years $
Accounts payable and accrued liabilities	745,029	745,029	—	—	—
Debt	1,001,610	1,001,610	—	—	—
Non-redeemable convertible notes	120,000	120,000	—	—	—
Convertible promissory note	2,598	2,598
Derivative liability	395,464	395,464
Operating leases(1)	—	—	—	—	—
Total contractual obligations	2,264,701	2,264,701	—	—	—

Notes:

(1)	Leases for retail space, equipment and warehousing is currently month to month. Deliveries are currently outsourced.

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

Years ended December 31, 2025 and 2024

Non-redeemable Convertible Notes – Related Party

On September 13, 2018, the Company entered into a Side Letter Agreement (“Original Note”) with a non-related investor, Jordan Turk, to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $40,000 issued by the Company during the period of July 10, 2018 to September 13, 2018. The issue price of the Note is $40,000 with a face value of $48,000 and the Note has an original maturity date of December 31, 2018 which is subject to automatic annual renewal. On June 29, 2021, the Company and Jordan Turk entered into an Agreement to change the original maturity date of the Note to December 31, 2025. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on December 31 each year, the outstanding face amount of the Note increases by 20% on January 1 the following year.

On December 30, 2024, Jordan Turk and the Company agreed to exchange $43,328 of principal and interest of Original Note for a New Promissory Note with a carrying value of $71,993 (see Note 7) resulting in a loss of extinguishment of $28,665.

Also, on December 30, 2024, Jordan Turk entered into an agreement to assign the remaining outstanding principal and interest of the Original Note with a carrying value of $100,000 to Emil Assentato, the Chief Executive Officer of the Company.

The consolidated statement of operations includes interest expense of $20,000 and $23,888 for the year ended December 31, 2025 and 2024 respectively. On December 31, 2025 and 2024, the carrying amount of the Note is $120,000 (face value of $120,000 less $0 unamortized discount) and $100,000 (face value of $100,000 less $0 unamortized discount), respectively.

Promissory Notes – Related Party

On December 31, 2025 and 2024, $882,632 (comprising of $853,100 of advances and $29,532 of interest) and $0, respectively was due to Emil Assentato, the Company's Chief Executive. During the year ended December 31, 2025, the Company issued total advances for $853,100 comprising $635,000 for cash received and $218,100 of expenses paid on behalf of the Company. This note payable – related party earns interest at 8% per annum, is unsecured and is due on demand.

During the year ended December 31, 2024, the Company issued advances due to related party for $62,928 for expenses paid on behalf of the Company and advances due to related party were repaid by the Company with $45,278 in cash. On February 26, 2024, the Company issued common stock to settle due to related party with a carrying value of $296,000 (Note 13). On December 30, 2024, the Company issued a New Promissory Note (see Note 7) to settle accrued salary of $1,392,859 due to Nadav Elituv.

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

CHANGES IN ACCOUNTING POLICIES INCLUDING INITIAL ADOPTION

Refer to Note 2 in the consolidated financial statements for the year ended December 31, 2025 for information on accounting policies.

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

Refer to Note 2 in the consolidated financial statements for the year ended December 31, 2025 and Note 2 in the consolidated financial statements for the year ended December 31, 2025 for information on market risk.

Foreign Exchange risk

Our revenue is derived from operations in Canada. Our consolidated financial statements are presented in U.S. dollars and our liabilities other than trade payables are primarily due in U.S. dollars. The revenue we earn in Canadian dollars is adversely impacted by the increase in the value of the U.S. dollar relative to the Canadian dollar.

Liquidity risk

Liquidity risk relates to the risk the Company will encounter difficulty in meeting its obligations associated with financial liabilities. The financial liabilities on our consolidated balance sheets consist of accounts payable and accrued liabilities, due to related party, notes payable, convertible notes, net, derivative liabilities, promissory notes, promissory notes – related party and non-redeemable convertible notes, Management monitors cash flow requirements and future cash flow forecasts to ensure it has access to funds through its existing cash and from operations to meet operational and financial obligations

OUTSTANDING SHARE DATA

As of March 31, 2026, the following securities were outstanding:

Common stock: 6,501,509,691 shares

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

December 31, 2025 and 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Two Hands Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Two Hands Corporation (“the Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income (loss), stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2025 and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) related to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Derivative Liabilities

Critical Audit Matter Description

As described in Notes 2 and 9 to the consolidated financial statements, the Company determined that the conversion features of its convertible notes were required to be accounted for as derivative liabilities. The derivative liabilities are recorded at fair value when issued and subsequently re-measured to fair value each reporting period. The Company utilized a binomial option pricing model to determine the fair value of the derivative liabilities, which uses certain assumptions related to exercise price, term, expected volatility, and risk-free interest rate.

How the Critical Audit Matter was Addressed in the Audit

We identified the valuation of derivative liabilities as a critical audit matter because the fair value determination requires significant auditor judgment. Specifically, the derivative liabilities are classified as Level 3 in the fair value hierarchy, with no market-observable inputs available. The binomial option pricing model used to value these instruments relies on highly subjective assumptions, that are difficult to corroborate and have a significant effect on the estimated fair value. These factors required the use of professionals with specialized skill and knowledge in valuation and involved a high degree of auditor judgment.

Our audit procedures consisted of the following, among others:

▪	Testing management’s process for developing the fair value measurement.
▪	Evaluating the appropriateness of the binomial option pricing model used by the Company to value the derivative liabilities.
▪	Testing the reasonableness of the assumptions used by the Company in the binomial option pricing model including exercise price, term, expected volatility, and risk-free interest rate.
▪	Testing the accuracy and completeness of data used by the Company in developing the assumptions used in the binomial option pricing model.
▪	Developing an independent expectation for comparison to the Company’s estimate which included developing our own binomial option pricing model and assumptions.

Professionals with specialized skill and knowledge were utilized by the Firm to assist in the evaluation of the Company’s estimate of fair value and development of our own independent expectation.

 /s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2017.

Draper, UT

April 10, 2026

TWO HANDS CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024
ASSETS

Current assets
Cash	$227,585	$1,733
Accounts receivable, net	—	71,431
VAT taxes receivable	22,057	12,283
Prepaid expenses	4,594	—
Total current assets	254,236	85,447

Property and equipment, net	4,392	6,025
Operating lease right-of-use asset	—	6,263
Deposit, More Money Ltd.	60,000	—

Total assets	$318,628	$97,735

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$552,612	$528,643
Accrued liabilities - related party	192,417	—
Note payable - related party	882,632	—
Notes payable	118,978	115,642
Line of credit	—	834,405
Promissory notes	—	2,081,016
Non-redeemable convertible note, net - related party	120,000	100,000
Convertible promissory note, net	2,598	—
Derivative liability	395,464	—
Operating lease right-of-use liability	—	6,263
Total current liabilities	2,264,701	3,665,969

Total liabilities	2,264,701	3,665,969

Commitments and Contingencies	—	—

Stockholder's deficit
Preferred stock; $0.001 par value; 1,000,000 shares authorized, 0 issued and outstanding	—	—
Common stock; $0.0001 par value; 12,000,000,000 shares authorized, 6,501,509,691 and 5,469,037,729 shares issued and outstanding, respectively	650,152	546,905
Additional paid-in capital	92,324,398	90,288,032
Accumulated other comprehensive income	84,379	116,977
Accumulated deficit	(95,005,002)	(94,520,148)
Total stockholders' deficit	(1,946,073)	(3,568,234)

Total liabilities and stockholders' deficit	$318,628	$97,735

The accompanying footnotes are an integral part of these consolidated financial statements.

TWO HANDS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the years ended December 31,
	2025	2024

Sales	$—	$709,526
Cost of goods sold	—	657,718
Gross profit	—	51,808

Operating expenses
General and administrative	1,057,326	1,217,145
Total operating expenses	1,057,326	1,217,145

Loss from operations	(1,057,326)	(1,165,337)

Other income (expense)
Amortization of debt discount and interest expense	(386,530)	(174,898)
Gain (loss) on settlement of non-redeemable convertible notes and promissory notes	1,177,540	(1,093,735)
Initial derivative expense	(353,207)	—
Change in fair value of derivative liabilities	134,669	—
Total other income (expense)	572,472	(1,268,633)

Net loss	(484,854)	(2,433,970)
Other comprehensive income (loss)
Foreign currency translation adjustment	(32,598)	110,707
Total other comprehensive income (loss)	(32,598)	110,707

Comprehensive loss	$(517,452)	$(2,323,263)

Loss per common share - basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding - basic and diluted	5,779,846,536	1,153,983,813

The accompanying footnotes are an integral part of these consolidated financial statements.

TWO HANDS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the years ended December 31, 2025 and 2024

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balance, December 31, 2024	5,469,037,729	$546,905	$90,288,032	$116,977	$(94,520,148)	$(3,568,234)

Stock issued for conversion of convertible notes	138,019,999	13,802	141,354	—	—	155,156
Stock issued for the settlement of promissory note	724,257,560	72,426	1,061,059	—	—	1,133,485
Stock issued for the settlement of line of credit	170,194,403	17,019	833,953	—	—	850,972
Foreign currency translation adjustment	—	—	—	(32,598)	—	(32,598)
Net loss	—	—	—	—	(484,854)	(484,854)
Balance, December 31, 2025	6,501,509,691	$650,152	$92,324,398	$84,379	$(95,005,002)	$(1,946,073)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balance, December 31, 2023	42,090,329	$4,210	$89,278,354	$6,270	$(92,086,178)	$(2,797,344)

Stock issued for conversion of non-redeemable convertible notes	4,054,949,100	405,495	641,562	—	—	1,047,057
Stock issued for settlement of debt - related party	8,000,000	800	295,200	—	—	296,000
Stock issued for settlement of promissory notes	1,331,998,300	133,200	—	—	—	133,200
Stock issued for the conversion of Series C convertible preferred stock	32,000,000	3,200	72,916	—	—	76,116
Foreign currency translation adjustment	—	—	—	110,707	—	110,707
Net loss	—	—	—	—	(2,433,970)	(2,433,970)
Balance, December 31, 2024	5,469,037,729	$546,905	$90,288,032	$116,977	$(94,520,148)	$(3,568,234)

The accompanying footnotes are an integral part of these consolidated financial statements.

TWO HANDS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2025	2024
Cash flows from operating activities
Net loss	$(484,854)	$(2,433,970)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	8,355	11,356
Bad debt	6,616	35,843
Amortization of debt discount	386,530	174,898
Loss (gain) on settlement of non-redeemable convertible notes and promissory notes	(1,177,540)	1,093,735
Initial derivative expense	353,207	—
Change in fair value of derivative liabilities	(134,669)	—
Change in operating assets and liabilities
Accounts and taxes receivable	58,018	(31,297)
Prepaid expense	(4,579)	10,000
Inventory	—	38,227
Accounts payable and accrued liabilities	187,485	859,184
Operating lease right-of-use liability	(6,456)	(8,479)
Net cash used in operating activities	(807,887)	(250,503)

Cash flows from investing activities
Deposit, More Money Ltd.	(60,000)	—
Net cash used in investing activities	(60,000)	—

Cash flow from financing activities
Advances	1,807	—
Repayment of advances	(4,221)	—
Expenses paid for by related party	853,100	62,928
Repayment of advances to related party	—	(45,278)
Proceeds from line of credit	—	211,100
Issuance of promissory notes	243,000	—
Net cash provided by financing activities	1,093,686	228,750

Change in foreign exchange	53	(865)

Net change in cash	225,852	(22,618)

Cash, beginning of the year	1,733	24,351

Cash, end of the year	$227,585	$1,733

Cash paid during the period
Interest paid	$—	$—
Income taxes paid	$—	$—

Supplemental disclosure of non-cash investing and financing activities
Stock issued for conversion of convertible notes	$155,156	$—
Stock issued for the settlement of promissory note	$1,133,485	$133,200
Stock issued for the settlement of line of credit	$850,972	$—
Stock issued for settlement of debt - related party	$—	$296,000
Stock issued to settle non-redeemable convertible notes	$—	$1,047,057
Issue of new promissory notes to settle promissory notes, accrued expense and other liabilities	$—	$2,081,016

The accompanying footnotes are an integral part of these consolidated financial statements.

Two Hands Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

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

On May 1, 2024, the Company entered into an asset sale agreement with a non-related private corporation (“Purchaser”) whereby the Company sold the assets of gocart.city. The sale included the e-commerce site, branding, supporting components of the Grocery Originals store and inventory. The ongoing sales and client bases of gocart.city and Grocery Originals were transferred as part of the asset sale. After May 1, 2024, the Company continued the business of Cuore Food Services.

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

GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the year ended December 31, 2025, the Company incurred a net loss of $484,854 and used cash in operating activities of $807,887, and on December 31, 2025, had stockholders’ deficit of $1,946,073 and an accumulated deficit of $95,005,002. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date that the financial statements are issued. The Company will be dependent upon the raising of additional capital through placement of its common stock in order to implement its business plan. There can be no assurance that the Company will be successful in this situation. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might result from this uncertainty. We are currently funding our operations by way of cash advances from our Chief Executive Officer, note holders, shareholders and others; however, we do not have any oral or written agreements with them or others to loan or advance funds to us. There can be no assurances that we will be able to receive loans or advances from them or other persons in the future.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Two Hands Canada Corporation and Meridian Capital Management Inc. All intercompany transactions and balances have been eliminated in consolidation.

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

The allowance for doubtful accounts on December 31, 2025 and 2024 is $144,184 and $130,883, respectively.

INVENTORY

Inventory consisting of groceries and dry goods are measured at the lower of cost and net realizable value. Cost is determined pursuant to the first-in first out(“FIFO”) method. The cost of inventory includes the purchase price, shipping and handling costs incurred to bring the inventories to their present location and condition. Inventory with a short shelf life that is not utilized within the planned period are immediately expensed in the statement of operations. Estimated gross profit rates are used to determine the cost of goods sold in the interim periods, unless physical inventory counts are performed. Any significant adjustment that results from the reconciliation with physical inventory counts is disclosed. On December 31, 2025 and 2024, the inventory valuation allowance was $0 and $39,774, respectively.

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

During the years ended December 31, 2025 and 2024, the Company had revenue of $0 and $709,526, respectively from the sale of dry goods and produce to other businesses.

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

The Company evaluates its convertible debt, options, warrants or other contracts, if any, to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with paragraph 815-10-25-1 and Section 815-40-25 of the FASB Accounting Standards Codification. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as either an asset or a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statement of operations as other income or expense. Upon conversion, exercise or cancellation of a derivative instrument, the instrument is marked to fair value at the date of conversion, exercise or cancellation and then that the related fair value is reclassified to equity.

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

NET LOSS PER SHARE

Basic net income (loss) per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period increased to include the number of additional common shares that would have been outstanding if potentially dilutive securities had been issued. Dilutive net loss per share for common stock is calculated utilizing the if-converted method which assumes the conversion non-redeemable convertible notes and the line of credit. On December 31, 2025, we excluded the common stock issuable upon conversion of non-redeemable convertible notes and convertible promissory notes of 1,513,424,535 shares as their effect would have been anti-dilutive. On December 31, 2024, we excluded the common stock issuable upon conversion of non-redeemable convertible notes and Series C Stock of 1,167,136,632 shares as their effect would have been anti-dilutive.

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

Derivative liabilities are measured at fair value on a recurring basis using Level 3 inputs.

The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2025 on a recurring basis:

	2025
	Level 1	Level 2	Level 3
Description	$	$	$
Derivative liabilities	—	—	395,464

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2023, the FASB issued ASU No. 2023-06, “Disclosure Improvements — Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative.” The ASU amends the disclosure or presentation requirements related to various subtopics in the FASB ASC. The ASU was issued in response to the SEC’s August 2018 final amendments in Release No. 33-10532, Disclosure Update and Simplification that updated and simplified disclosure requirements that the SEC believed were duplicative, overlapping, or outdated. The guidance in ASU 2023-06 is intended to align GAAP requirements with those of the SEC and to facilitate the application of GAAP for all entities. The amendments introduced by ASU 2023-06 are effective if the SEC removes the related disclosure or presentation requirement from its existing regulations by June 30, 2027. If, by June 30, 2027, the SEC has not removed the applicable requirements from its existing regulations, the pending content of the associated amendment will be removed from the ASC and will not become effective for any entities. Early adoption is permitted. The adoption of ASU 2023-06 is not expected to have a material impact on the Company’s consolidated financial statements or related disclosures.

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 requires public entities to disclose significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”). Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosure requirements in ASC 280, Segment Reporting, on an interim and annual basis. The guidance in ASU 2023-07 is effective for annual reporting periods in fiscal years beginning after December 15, 2023 and interim reporting periods in fiscal years beginning after December 31, 2024. The Company adopted this new standard on January 1, 2025 and the adoption did not have a material impact on the consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the provisions of the amendments and the impact on its financial statements. These amendments are to be applied prospectively, with retrospective application permitted. The Company adopted the new standard on December 31, 2025. Refer to Note 11 for the additional disclosure provided as a result of our adoption of the ASU.

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

NOTE 3 – NON-REDEEMABLE CONVERTIBLE NOTES

Non-redeemable convertible notes

On January 8, 2018, the Company entered into a Side Letter Agreement (“Note”) with a non-related investor, Stuart Turk, to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $244,065 issued by the Company during the period of July 2014 and December 2017. The issue price of the Note is $244,065 with a face value of $292,878 and the Note has an original maturity date of December 31, 2018 which is subject to automatic annual renewal. On June 29, 2021, the Company and Stuart Turk entered into an Agreement to change the original maturity date of the Note to December 31, 2025. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on December 31 each year, the outstanding face amount of the Note increases by 20% on January 1 the following year. During the year ended December 31, 2024, the Company elected to convert $150,119 of principal and interest into 1,501,191,200 shares of common stock of the Company at a conversion price of $0.0001 per share. These conversions resulted in a loss on debt settlement of $342,225 due to the requirement to record the share issuance at fair value on the date the shares were issued. The consolidated statement of operations includes interest expense of $0 and $25,000 for the year ended December 31, 2025 and 2024, respectively. On December 31, 2025 and 2024, the carrying amount of the Note is $0. This Note was settled through conversion on August 5, 2024.

On May 10, 2018, the Company entered into a Side Letter Agreement (“Note”) with a non-related investor, Jordan Turk, to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $35,000 issued by the Company on May 9, 2018. The issue price of the Note is $35,000 with a face value of $42,000 and the Note has an original maturity date of December 31, 2018 which is subject to automatic annual renewal. On June 29, 2021, the Company and Jordan Turk entered into an Agreement to change the original maturity date of the Note to December 31, 2025. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on December 31 each year, the outstanding face amount of the Note increases by 20% on January 1 the following year. During the year ended December 31, 2024, the Company elected to convert $2,263 of principal and interest into 22,625,300 shares of common stock of the Company at a conversion price of $0.0001 per share. These conversions resulted in a loss on debt settlement of $36,747 due to the requirement to record the share issuance at fair value on the date the shares were issued. The consolidated statement of operations includes interest expense of $0 and $377 for the year ended December 31, 2025 and 2024, respectively. On December 31, 2025 and 2024, the carrying amount of the Note is $0. This Note was settled through conversion on April 29, 2024.

On January 31, 2019, the Company entered into a Side Letter Agreement (“Note”) with Stuart Turk to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $106,968 issued by the Company during the period of January 3, 2018 to December 28, 2018. The issue price of the Note is $106,968 with a face value of $128,362 and the Note has an original maturity date of December 31, 2019 which is subject to automatic annual renewal. On June 29, 2021, the Company and Stuart Turk entered into an Agreement to change the original maturity date of the Note to December 31, 2025. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on December 31 each year, the outstanding face amount of the Note increases by 20% on January 1 the following year. During the year ended December 31, 2024, the Company elected to convert $253,113 of principal and interest into 2,531,132,600 shares of common stock of the Company at a conversion price of $0.0001 per share. These conversions resulted in a loss on debt settlement of $262,602 due to the requirement to record the share issuance at fair value on the date the shares were issued. The consolidated statement of operations includes interest expense of $0 and $51,211 for the year ended December 31, 2025 and 2024, respectively. In addition, on December 30, 2024, the Holder of the Note also agreed to exchange the remaining outstanding principal and interest of this Note with a carrying value of $54,116 and other promissory notes comprising principal and interest of $112,319 for a New Promissory Note with a carrying value of $277,365 resulting in the loss of extinguishment of debt of $110,930. (See Note 7). On December 31, 2025 and 2024, the carrying amount of the Note is $0. This Note was settled through conversion on December 30, 2024.

Non-redeemable convertible notes – related party

On September 13, 2018, the Company entered into a Side Letter Agreement (“Original Note”) with a non-related investor, Jordan Turk, to amend and add certain terms to unsecured, non-interest bearing, due on demand notes payable totaling $40,000 issued by the Company during the period of July 10, 2018 to September 13, 2018. The issue price of the Note is $40,000 with a face value of $48,000 and the Note has an original maturity date of December 31, 2018 which is subject to automatic annual renewal. On June 29, 2021, the Company and Jordan Turk entered into an Agreement to change the original maturity date of the Note to December 31, 2025. At the option of the Company, the Company may convert principal and interest at a fixed conversion price of $0.0001 per share of the Company’s common stock. The Note allows the lender to secure a portion of the Company assets up to 200% of the face value of the Note. If the Note is not paid on December 31 each year, the outstanding face amount of the Note increases by 20% on January 1 the following year.

On December 30, 2024, Jordan Turk and the Company agreed to exchange $43,328 of principal and interest of Original Note for a New Promissory Note with a carrying value of $71,993 (see Note 7) resulting in a loss of extinguishment of $28,665.

Also, on December 30, 2024, Jordan Turk entered into an agreement to assign the remaining outstanding principal and interest of the Original Note with a carrying value of $100,000 to Emil Assentato, the Chief Executive Officer of the Company.

The consolidated statement of operations includes amortization of debt discount of $20,000 and $23,888 for the year ended December 31, 2025 and 2024 respectively, due to the 20% increase in face value on January 1 each year. On December 31, 2025 and 2024, the carrying amount of the Note is $120,000 (face value of $120,000 less $0 unamortized discount) and $100,000 (face value of $100,000 less $0 unamortized discount), respectively.

NOTE 4 – LEASES

The Company entered into an operating lease agreement on October 14, 2021 for an automobile, resulting in the recording of an initial liability and corresponding right-of-use asset of $35,906 with a weighted-average discount rate was 3.96%. The operating lease agreement terminated on October 14, 2025.

Operating leases expense for the year ended December 31, 2025 is $7,439.

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

As of December 31, 2025 and 2024, the Line of Credit of $0 and of $834,405 (principal $742,727 (CAD $1,069,595) and interest of $91,678), respectively, was outstanding. The consolidated statement of operations includes interest expense of $14,897 and $56,707 for the years ended December 31, 2025 and 2024, respectively.

NOTE 6 – NOTES PAYABLE

As of December 31, 2025 and 2024, notes payable due to Piero Manzini and Nadav Elituv, the former CEO of the Company, totaling $118,978 and $115,642, respectively, were outstanding. The balances are non-interest bearing, unsecured and have no specified terms of repayment. On September 9, 2024, notes payable which totaled $4,601 were settled by exchanging these notes payable for promissory notes.

NOTE 7 – PROMISSORY NOTES

As of December 31, 2025 and 2024, promissory notes of $0 and of $2,081,016, respectively, were outstanding. The promissory notes are unsecured, bear interest of 10% per annum and are due on December 31, 2025.

On October 20, 2025, the Company agreed to convert $1,836,000 of principal and interest of a promissory note into 500,000,000 shares of common stock of the Company with a fair value of $600,000 resulting in a gain of extinguishment of debt of $1,236,000 (Note 13).

On September 19, 2025, the Company agreed to convert $141,701 of principal and interest of a promissory note into 70,850,560 shares of common stock of the Company with a fair value of $134,627 resulting in a gain of extinguishment of debt of $7,074 (Note 13).

On August 22, 2025, the Company agreed to convert $374,603 of principal and interest of a promissory note into 153,407,000 shares of common stock of the Company with a fair value of $398,858 resulting in a loss of extinguishment of debt of $24,255 (Note 13).

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

NOTE 8 – CONVERTIBLE PROMISSORY NOTE, NET

1800 Diagonal Lending LLC

On April 16, 2025, the Company entered into a Securities Purchase Agreement with 1800 Diagonal Lending LLC (“Holder”) relating to the issuance and sale of a Convertible Note (the “Note”) with an original principal amount of $94,300 less original issue discount of $12,300 and transaction costs of $7,000 bearing an 10% annual interest rate and maturing February 1, 2026 for $75,000 in cash. After 180 days after the issue date, the Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 75% of the lowest closing bid price during the 10 trading days prior to the conversion date. Additionally, the Holder of the Note is entitled to deduct $1,500 from the conversion amount in each note conversion to cover the holder’s deposit fees associated with the conversion. The Company may prepay the Note in cash, if repaid within 90 days of date of issue, at 115% of the original principal amount plus interest, between 91 days and 150 days at 120% of the original principal amount plus interest and between 151 days and 180 days at 125% of the original principal amount plus interest. From October 23, 2025 to October 27, 2025, the Holder converted 138,019,999 shares of common stock of the Company with a fair value of $155,156 to settle principal and interest of $99,015. The conversions resulted in the settlement of derivative liabilities of $66,075 and a loss on settlement of debt of $41,279. On December 31, 2025, the Note was recorded at amortized cost of $0. This Note has been settled through conversion.

Vanquish Funding Group, Inc.

On November 13, 2025, the Company entered into a Securities Purchase Agreement with Vanquish Funding Group, Inc. (“Holder”) relating to the issuance and sale of a Convertible Note (the “Note”) with an original principal amount of $115,000 less original issue discount of $15,000 and transaction costs of $7,000 bearing an 10% annual interest rate and maturing August 15, 2026 for $93,000 in cash. After 180 days after the issue date, the Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 75% of the lowest closing bid price during the 10 trading days prior to the conversion date. Additionally, the Holder of the Note is entitled to deduct $1,500 from the conversion amount in each note conversion to cover the holder’s deposit fees associated with the conversion. The Company may prepay the Note in cash, if repaid within 90 days of date of issue, at 115% of the original principal amount plus interest, between 91 days and 150 days at 120% of the original principal amount plus interest and between 151 days and 180 days at 125% of the original principal amount plus interest. On December 31, 2025, the Note was recorded at amortized cost of $1,849 (comprised of principal of $115,000 plus accrued interest of $1,513 less debt discount of $114,664).

On December 2, 2025, the Company entered into a Securities Purchase Agreement with Vanquish Funding Group, Inc. (“Holder”) relating to the issuance and sale of a Convertible Note (the “Note”) with an original principal amount of $94,300 less original issue discount of $12,300 and transaction costs of $7,000 bearing an 10% annual interest rate and maturing September 15, 2026 for $75,000 in cash. After 180 days after the issue date, the Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 75% of the lowest closing bid price during the 10 trading days prior to the conversion date. Additionally, the Holder of the Note is entitled to deduct $1,500 from the conversion amount in each note conversion to cover the holder’s deposit fees associated with the conversion. The Company may prepay the Note in cash, if repaid within 90 days of date of issue, at 115% of the original principal amount plus interest, between 91 days and 150 days at 120% of the original principal amount plus interest and between 151 days and 180 days at 125% of the original principal amount plus interest. On December 31, 2025, the Note was recorded at amortized cost of $750 (comprised of principal of $94,300 plus accrued interest of $749 less debt discount of $94,299).

NOTE 9 - DERIVATIVE LIABILITY

The Convertible Promissory Notes with 1800 Diagonal Lending LLC and Vanquish Funding Group, Inc. with the issue dates of April 16, 2025, November 13, 2025 and December 2, 2025 is accounted for under ASC 815.  The variable conversion price is not considered predominantly based on a fixed monetary amount settleable with a variable number of shares due to the volatility and trading volume of the Company’s common stock. The Company’s derivative liabilities have been measured at fair value using the binomial model.

The inputs into the binomial models are as follows:

	December 31, 2025	December 2, 2025	November 13, 2025	April 16, 2025
Closing share price	$0.0016	$0.0011	$0.0024	$0.0029
Conversion price	$0.0007	$0.0008	$0.0013	$0.0008
Risk free rate	4.29%	3.90%	3.90%	3.90%
Expected volatility	227%	258%	256%	337%
Dividend yield	0%	0%	0%	0%
Expected life	0.62 - 0.71 years	0.79 years	0.75 years	0.80 years

The fair value of the convertible promissory note derivative liability relating to the Notes issued to 1800 Diagonal Lending LLC and Vanquish Funding Group, Inc. on April 16, 2025, November 13, 2025 December 2, 2025 is $596,207 (2024 - $0), of which $243,000 was recorded as a debt discount and the remainder of $353,207 was recorded as initial derivative expense. During the year ended December 31, 2025, the convertible promissory note derivative liability was reduced by $66,075 for settlement of derivative liabilities due to conversion of the Notes into common stock by the Holders. The decrease in the fair value of the conversion option derivative liability of $134,669 is recorded as a gain in the consolidated statements of operations for the year ended December 31, 2025. The convertible promissory note derivative liability at December 31, 2025 and 2024 is $395,464 and $0, respectively.

NOTE 10 – RELATED PARTY TRANSACTIONS

On December 31, 2025 and 2024, $882,632 (comprising of $853,100 of advances and $29,532 of interest) and $0, respectively was due to Emil Assentato, the Company's Chief Executive. During the year ended December 31, 2025, the Company issued total advances for $853,100 comprising $635,000 for cash received and $218,100 of expenses paid on behalf of the Company. This note payable – related party earns interest at 8% per annum, is unsecured and is due on demand.

During the year ended December 31, 2024, the Company issued advances due to related party for $62,928 for expenses paid on behalf of the Company and advances due to related party were repaid by the Company with $45,278 in cash. On February 26, 2024, the Company issued common stock to settle due to related party with a carrying value of $296,000 (Note 13). On December 30, 2024, the Company issued a New Promissory Note (see Note 7) to settle accrued salary of $1,392,859 due to Nadav Elituv.

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

During the year ended December 31, 2025, compensation expenses of $325,917 was incurred for the Chief Executive Officer, Chief Financial Officer and a Director.

NOTE 11 - INCOME TAXES

A reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	2025		2024
Net loss before income taxes per consolidated financial statements	$(484,854)		$(2,433,970)
Income tax rate		21%		21%
Income tax recovery	(101,800)	(21%)	(511,000)	(21%)
Non-deductible interest	81,200	17%	36,700	2%
Gain (loss) on settlement of debt	(247,300)	(51%)	229,600	9%
Initial derivative expense	74,200	15%	—
Change in fair value of derivative expense	(28,300)	(6%)	—
Valuation allowance change	222,000	46%	244,700	10%
Income tax expense (recovery)	—	0%	—	0%

The significant component of deferred income tax assets on December 31, 2025 and 2024 is as follows:

	2025	2024
Net operating loss carry-forward	$2,052,400	$1,830,400
Valuation allowance	(2,052,400)	(1,830,400)
Net deferred income tax asset	$—	$—

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

As of December 31, 2025 and 2024 the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the years ended December 31, 2025 and 2024 and no interest or penalties have been accrued as of December 31, 2025 and 2024. As of December 31, 2025 and 2024, the Company did not have any amounts recorded pertaining to uncertain tax positions.

For federal income tax purposes, the Tax Cuts and Jobs Act of 2017 changed Net Operating Loss (“NOL”) rules as follows (i) pre-2018 NOLs can offset 100% of taxable income but expire after 20 years and (ii) post-2017 NOLs have an indefinite carryforward but are limited to 80% of taxable income. As of December 31, 2025, the Company had approximately $1.5M pre 2018 NOL carryforwards and $8.3M post-2017 NOL carryforwards.

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

Common Stock

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

On October 20, 2025, the Company agreed to convert $1,836,000 of principal and interest of a promissory note into 500,000,000 shares of common stock of the Company with a fair value of $600,000 resulting in a gain of extinguishment of debt of $1,236,000 (Note 7).

From October 23, 2025 to October 27, 2025, the Holder a promissory convertible note elected to convert 138,019,999 shares of common stock of the Company with a fair value of $155,156 to settle principal and interest of $99,015.

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

On July 28, 2025, the Company entered into a definitive agreement with More Money Ltd. The purpose of the definitive agreement is to incorporate a new holding company to operate a crypto management and advisory business. The definitive agreement includes conditions precedent for the Company to issue 110,000,000 shares of its common stock to More Money Ltd. and for the Company to transfer $200,000 of cash to More Money Ltd. In accordance with this agreement the Company advanced $60,000 in cash which is recorded as a deposit on the consolidated balance sheet at December 31, 2025. After December 31, 2025, the Company paid More Money Ltd. an additional $60,000 in cash in accordance with this agreement.

At December 31, 2025, the performance has not occurred for either conditions precedent.

NOTE 14 – SUBSEQUENT EVENTS

Vanquish Funding Group, Inc.

On January 16, 2026, the Company entered into a Securities Purchase Agreement with Vanquish Funding Group, Inc. (“Holder”) relating to the issuance and sale of a Convertible Note (the “Note”) with an original principal amount of $100,050 less original issue discount of $13,050 and transaction costs of $7,000 bearing an 10% annual interest rate and maturing October 15, 2026 for $80,000 in cash. After 180 days after the issue date, the Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 75% of the lowest closing bid price during the 10 trading days prior to the conversion date. Additionally, the Holder of the Note is entitled to deduct $1,500 from the conversion amount in each note conversion to cover the holder’s deposit fees associated with the conversion. The Company may prepay the Note in cash, if repaid within 90 days of date of issue, at 115% of the original principal amount plus interest, between 91 days and 150 days at 120% of the original principal amount plus interest and between 151 days and 180 days at 125% of the original principal amount plus interest.

Asset Acquisitions

On January 23, 2026, the Company entered into an agreement with OnGraph Technologies Limited and/or its affiliates, including DailyLove (collectively “DailyLove”) whereby DailyLove agreed to provide the Company with (i) a licence in 100% of the intellectual property (including all software, source code, data, models and documentation) assets related to the AI dating platform (DAILYLOVE.AI) (the” IP Assets”) and (ii) issue a certain number of shares of common stock of DailyLove, all pursuant to terms and conditions of this agreement (“Equity Contingency Consideration”).

In consideration of the IP Assets the Company agreed to pay to DailyLove $500,000 in cash in three installments as follows (i) $125,000 on January 23, 2026 (ii) $125,000 on February 5, 2026 and (iii) $250,000 on February 28, 2026. Upon payment of each installment of cash consideration the Company will receive Equity Contingency Consideration as follows (i) upon payment of the first installment, 2.25% of the total issued and outstanding shares of DailyLove (“DL Shares”) (ii) upon payment of the second installment, 2.25% of the total issued and outstanding DL Shares and (iii) upon payment of the third installment, 4.5% of the total issued and outstanding DL Shares.

As of March 31, 2026, the Company has paid DailyLove $250,000 in cash.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We have had no changes in or disagreements with our accountants. None of our principal independent accountants have resigned or declined to stand for re-election.

ITEM 9A(T). CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2025. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO-2013). As a result of this assessment, management concluded that, as of December 31, 2025, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2026: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, which are included within disclosure controls and procedures, that occurred during our fiscal quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

During the quarter ended December 31, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Insider Trading Policy. We have adopted the Two Hands Corporation Insider Trading Policy (the “Insider Trading Policy”), which applies to all directors, officers, employees, independent contractors, and consultants of the Company and its subsidiaries, as well as certain other persons. The Insider Trading Policy is designed to promote compliance with U.S. federal and state securities laws, rules and regulations and the applicable rules and regulations of OTC Pinks, with respect to the purchase, sale and/or disposition of the Company’s securities. The Insider Trading Policy addresses the implementation of certain trading blackout periods in the Company’s securities for Company insiders. A copy of the Insider Trading Policy was filed as Exhibit 19.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission on April 14, 2025, and is incorporated herein by reference.

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

Name	Age	Position(s)
Emil Assentato (1)	76	Chief Executive Officer, President, Treasurer, Secretary and Director (Principal Executive Officer)
Matthew Stark (1)	38	Chief Financial Officer and Director (Principal Financial and Accounting Officer)
Craig Marshak (1)	64	Director

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

Matthew Stark, Chief Financial Officer and Director

Matthew Stark has been the Chief Financial Officer and a Director of the Company since February 25, 2025. Mr. Stark brings 15 years’ experience of accounting and financial reporting within the financial services industry, including foreign exchange trading, FINRA-regulated broker-dealer services, and cross-border payment services.  He was employed with FXDD for 12 years, having an instrumental role in all corporate accounting operations, with a heavy focus on the external audits and regulatory requirements of FXDD and their global subsidiaries.  Mr. Stark joined Nukkleus, Inc. (Nasdaq: NUKK) in 2022 and currently serves as their Corporate Controller. After receiving his Bachelor's degree in Business Administration in 2010, Mr. Stark graduated from Pace University in 2015 with his Master’s degree in Accounting.

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

 Independent Directors

Our Board of Directors has determined that Craig Marshak is an “independent director” within the meaning of NASDAQ Marketplace Rule 5605(a)(2). As of April 11, 2025 our common stock is quoted on the OTC Pinks tier of the OTC Markets.

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

On October 26, 2021, the Company’s Board of Directors established an Audit Committee and adopted an Audit Committee Charter. The Company’s Board of Directors appointed Emil Assentato, Craig Marshak and Matthew Stark to serve as members of the Audit Committee until the Company’s next annual meeting of shareholders. The Audit Committee does not have a member who would qualify as an “audit committee financial expert” within the definition of Item 407(d)(5)(ii) of Regulation S-K.

Procedure of Nominating Directors

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

The Board of Directors will consider candidates for director positions that are recommended by any of our stockholders. The recommended candidate should be submitted to us in writing addressed to 141 Piping Rock Road, Locust Valley, New York 11560. The recommendation shall include the following information: name of candidate; address, phone, and fax number of candidate; a statement signed by the candidate certifying that the candidate wishes to be considered for nomination to our Board of Directors and stating why the candidate believes that he or she meets the director qualification criteria and would otherwise be a valuable addition to our Board of Directors; a summary of the candidate's work experience for the prior five years and the number of shares of our stock beneficially owned by the candidate.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Emil Assentato, Principal Executive Officer, President, and Director	2025	$180,000	$—	$—	$—	$—	$—	$—	$180,000
	2024	$—	$—	$—	$—	$—	$—	$—	$—
Matthew Stark, Chief Financial Officer and Director	2025	$50,000	$—	$—	$—	$—	$—	$—	$50,000
	2024	$—	$—	$—	$—	$—	$—	$—	$—
Andrew Kucharchuk, former Chief Financial Officer and Director	2025	$9,000	$—	$—	$—	$—	$—	$—	$9,000
	2024	$—	$—	$—	$—	$—	$—	$—	$—
Nadav Elituv, former Principal Executive Officer, President, Chairman and Director	2025	$—	$—	$—	$—	$—	$—	$—	$—
	2024	$809,038	$—	$—	$—	$—	$—	$—	$809,038
Steven Gryfe, former Chief Financial Officer	2025	$—	$—	$—	$—	$—	$—	$—	$—
	2024	$—	$—	$—	$—	$—	$—	$—	$—

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

Outstanding Equity Awards at Fiscal Year-End

On December 31, 2025, there were no unexercised options and no equity incentive plan awards for each name executive officer.

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

During the year ended December 31, 2025, compensation expenses of $325,917 was incurred for the Chief Executive Officer, Chief Financial Officer and a Director.

COMPENSATION OF DIRECTORS

The following table summarizes compensation paid to all of our directors who were not our named executive officers during the fiscal year ended December 31, 2025:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Craig Marshak, Director	$85,500	$—	$—	$—	$85,500
Daniel Reshef, Director (1)	$10,417	$—	$—	$—	$10,417

(1)	Dr. Daniel Reshef was appointed a director on May 8, 2025 and resigned November 20, 2025. Dr. Daniel Reshef is a dual Israeli and USA citizen, currently living in the USA, with strong ties to Israel, Israel medical research centers and a vast array of relationships in the global pharmaceutical sector. Dr Reshef’s extensive career with over twenty-five years in drug development encompasses many facets of the pharmaceutical sector, gained through senior management positions at leading companies such as Hoffman La Roche, Genentech, Bristol Myers Squibb, and in his current capacity as the Therapeutic Area Global Head for a major global pharmaceutical company. His scientific experience includes skills in regulatory, medical affairs, drug safety operations and clinical trials epidemiology with leadership experience in early drug development from phase 1 to phase IV, and in multiple therapeutic areas. Dr. Reshef is a board-certified physician, graduate of the Hebrew University and Hadassah Medical School in Jerusalem, and has earned his MPH and PhD in Epidemiology from Johns Hopkins University.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During the fiscal year ended December 31, 2025, Emil Assentato, Matthew Stark, Daniel Reshef and Craig Marshak served as our directors. We do not have a separately standing compensation committee and our board of directors did not perform similar functions as there was no executive compensation paid from our inception on April 3, 2009 through the end of our most recently completed fiscal year ended December 31, 2025. Our board of directors performs the functions of a compensation committee, however as of the date of this Report, the board of directors have not have any set compensation.

During the fiscal year ended December 31, 2025, none of our executive officers:

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of March 31, 2026, as to shares of our shares of common stock beneficially owned by: (1) each person who is known by us to own beneficially more than 5% of our shares of common stock, (2) our named executive officer listed in the summary compensation table, (3) each of our directors and (4) all of our directors and executive officers as a group.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

	Common Stock
Name and Address of Beneficial Owner (1)	Beneficially Owned	Approximate Percentage of Issued and Outstanding Common Stock(5)

Emil Assentato (2)	2,687,372,776	41.3%

Craig Marshak (3)	0	0.00%

Matthew Stark (4)	0	0.00%

All Directors and Officers as a Group	2,687,372,776	41.3%

Notes:

(1)	Unless otherwise noted, the business address of each of the following is 141 Piping Rock Road, New York, New York, 10560.
(2)	Effective December 30, 2024, Emil Assentato was appointed as a member of the Board and as Chief Executive Officer, President, Chief Financial Officer, Treasurer and Secretary of the Company.
(3)	On January 3, 2025, Craig Marshak was appointed as a member of the Board.

(4)	On February 25, 2025, Matthew Stark was appointed as Chief Financial Officer of the Company and as a member of the Board.

(5)	Based on 6,501,509,691 shares of common stock outstanding as of March 31, 2026 and shares of common stock that the reporting person has the right to acquire within 60 days from the date thereof.

 Securities Authorized for Issuance Under Equity Compensation Plans

On October 1, 2021, the Board of Directors approved the 2021 Stock Incentive Plan (the “2021 Plan”) to attract and retain the best available personnel, to provide additional incentive to employees, directors and consultants, and to promote the success of the Company's business. Pursuant to the 2021 Plan, the Board may grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares and restricted share units. to eligible persons. The maximum aggregate number of shares of common stock with respect to which awards granted under the Plan shall not exceed 200,000,000. At December 31, 2025, there are 0 shares of common stock available under the 2021 Plan.

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

Transactions

On December 31, 2025 and 2024, $882,632 (comprising of $853,100 of advances and $29,532 of interest) and $0, respectively was due to Emil Assentato, the Company's Chief Executive. During the year ended December 31, 2025, the Company issued total advances for $853,100 comprising $635,000 for cash received and $218,100 of expenses paid on behalf of the Company. This note payable – related party earns interest at 8% per annum, is unsecured and is due on demand.

During the year ended December 31, 2024, the Company issued advances due to related party for $62,928 for expenses paid on behalf of the Company and advances due to related party were repaid by the Company with $45,278 in cash. On February 26, 2024, the Company issued common stock to settle due to related party with a carrying value of $296,000 (Note 13). On December 30, 2024, the Company issued a New Promissory Note (see Note 7) to settle accrued salary of $1,392,859 due to Nadav Elituv.

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

Director Independence

Our Board of Directors has determined that Craig Marshak is an “independent director” within the meaning of NASDAQ Marketplace Rule 5605(a)(2). As of the of this Report, our common stock is quoted on the OTC Pinks tier of the OTC Markets.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fees related to services performed by Sadler, Gibb & Associates, LLC for the years ended December 31, 2025 and 2024 were as follows:

	2025	2024
Audit Fees	$77,400	$76,000
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$77,400	$76,000

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

a. The following documents are filed as part of this annual report on Form 10-K:

1. FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets on December 31, 2025 and 2024

Consolidated Statements of Operations for the years ended December 31, 2025 and 2024

Consolidated Statement of Stockholders' Deficit for the years ended December 31, 2025 and 2024

Consolidated Statements of Cash Flows for the years ended December 31, 2025 and 2024

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

TWO HANDS CORPORATION

Dated: April 10, 2026	By: /s/ Emil Assentato Name: Emil Assentato Title: President, Chief Executive Officer and Director (Principal Executive Officer)

By: /s/ Matthew Stark Name: Matthew Stark Title: Chief Financial Officer and Director (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the date indicated.

SIGNATURE	TITLE	DATE

By: /s/ Emil Assentato Emil Assentato	President, Chief Executive Officer and Director (Principal Executive Officer)	April 10, 2026

By: /s/ Matthew Stark Matthew Stark	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	April 10, 2026

By: /s/ Craig Marshak Craig Marshak	Director	April 10, 2026

