Form 10-Q
period 2026-03-31
Two Hands Corp
filed 2026-05-22
CIK 1494413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission File Number: 333-167667

TWO HANDS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	33-4429767
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
141 Piping Rock Road Locust Valley, New York (Address of Principal Executive Offices)	11560 (Zip Code)

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

Common Stock, $.0001 Par Value

(Title of class)

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 12, 2026 the issuer had 6,633,882,467 shares of its common stock issued and outstanding, par value $0.0001 per share.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains "forward-looking statements" that involve risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in our Form 10-K filed on April 14, 2026, and other filings we make with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

The following discussion and analysis of financial condition and results of operations is based upon and should be read in conjunction with our audited financial statements and related notes thereto included in our Form 10-K filed on April 14, 2026.

3

TWO HANDS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2026

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

TWO HANDS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS

Current assets
Cash	$47,057	$227,585
VAT taxes receivable	22,536	22,057
Prepaid expenses	10,844	4,594
Total current assets	80,437	254,236

Property and equipment, net	3,950	4,392
Deposits	381,887	60,000

Total assets	$466,274	$318,628

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$570,929	$552,612
Accrued liabilities - related party	235,417	192,417
Note payable - related party	1,136,654	882,632
Notes payable	117,069	118,978
Non-redeemable convertible note, net - related party	125,918	120,000
Convertible promissory note, net	22,504	2,598
Derivative liabilities	259,166	395,464
Total current liabilities	2,467,657	2,264,701

Total liabilities	2,467,657	2,264,701

Commitments and Contingencies	—	—

Stockholder's deficit
Preferred stock; $0.001 par value; 1,000,000 shares authorized, 0 issued and outstanding	—	—
Common stock; $0.0001 par value; 12,000,000,000 shares authorized, 6,501,509,691 and 6,501,509,691 shares issued and outstanding, respectively	650,152	650,152
Additional paid-in capital	92,324,398	92,324,398
Accumulated other comprehensive income	93,303	84,379
Accumulated deficit	(95,069,236)	(95,005,002)
Total stockholders' deficit	(2,001,383)	(1,946,073)

Total liabilities and stockholders' deficit	$466,274	$318,628

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

TWO HANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the three months ended March 31,
	2026	2025

Revenue	$—	$—

Operating expenses
General and administrative	235,686	257,069
Total operating expenses	235,686	257,069

Loss from operations	(235,686)	(257,069)

Other income (expense)
Amortization of debt discount and interest expense	(44,846)	(73,363)
Initial derivative expense	(33,804)	—
Change in fair value of derivative liabilities	250,102	—
Total other income (expense)	171,452	(73,363)

Net loss	(64,234)	(330,432)
Other comprehensive income (loss)
Foreign currency translation adjustment	8,924	(3,228)
Total other comprehensive income (loss)	8,924	(3,228)

Comprehensive loss	$(55,310)	$(333,660)

Loss per common share - basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding - basic and diluted	6,501,509,691	5,469,037,729

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

TWO HANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the three months ended March 31, 2026 and 2025
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balance, December 31, 2025	6,501,509,691	$650,152	$92,324,398	$84,379	$(95,005,002)	$(1,946,073)

Foreign currency translation adjustment	—	—	—	8,924	—	8,924
Net loss	—	—	—	—	(64,234)	(64,234)
Balance, March 31, 2026	6,501,509,691	$650,152	$92,324,398	$93,303	$(95,069,236)	$(2,001,383)
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balance, December 31, 2024	5,469,037,729	$546,905	$90,288,032	$116,977	$(94,520,148)	$(3,568,234)

Foreign currency translation adjustment	—	—	—	(3,228)	—	(3,228)
Net loss	—	—	—	—	(330,432)	(330,432)
Balance, March 31, 2025	5,469,037,729	$546,905	$90,288,032	$113,749	$(94,850,580)	$(3,901,894)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

TWO HANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(64,234)	$(330,432)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	378	2,605
Bad debt	—	6,438
Amortization of debt discount and interest expense	44,846	73,363
Initial derivative expense	33,804	—
Change in fair value of derivative liabilities	(250,102)	—
Change in operating assets and liabilities
Accounts and taxes receivable	(846)	63,104
Prepaid expense	(6,392)	(13,081)
Accounts payable and accrued liabilities	68,905	1,997
Operating lease right-of-use liability	—	(2,073)
Net cash used in operating activities	(173,641)	(198,079)

Cash flows from investing activities
Deposits	(321,887)	—
Net cash used in investing activities	(321,887)	—

Cash flow from financing activities
Advances	235,000	1,236
Repayment of advances	—	(2,075)
Expenses paid for by related party	—	199,937
Issuance of convertible promissory note, net	80,000	—
Net cash provided by financing activities	315,000	199,098

Net change in cash	(180,528)	1,019

Cash, beginning of the period	227,585	1,733

Cash, end of the period	$47,057	$2,752

Cash paid during the period
Interest paid	$—	$—
Income taxes paid	$—	$—

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

In June 2025, the Company announced, after fully evaluating the legacy business, the Company is taking steps to reinvigorate it and establish a new pathway in the same business space. The Company will continue to evaluate opportunities both inside and outside the food industry, including, but not limited to, ventures within the fintech and gig economy spaces.

The Company received approval from the Canadian Securities Exchange (the "CSE") to list its common shares (the "Common Shares") on the CSE. Trading of the Common Shares in the capital of the Company commenced on August 5, 2022, under the symbol "TWOH".

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Two Hands Corporation have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the annual financial statements for the year ended December 31, 2025 of Two Hands Corporation in our Form 10-K filed on April 10, 2026.

The interim financial statements present the balance sheets, statements of operations, stockholders’ deficit and cash flows of Two Hands Corporation. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2026 and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the three months ended March 31, 2026, the Company incurred a net loss of $64,234 and used cash in operating activities of $173,641, and on March 31, 2026, had stockholders’ deficit of $2,007,433 and an accumulated deficit of $95,069,236. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date that the financial statements are issued. The Company will be dependent upon the raising of additional capital through placement of its common stock in order to implement its business plan. There can be no assurance that the Company will be successful in this situation. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might result from this uncertainty. We are currently funding our operations by way of cash advances from our Chief Executive Officer, note holders, shareholders and others; however, we do not have any oral or written agreements with them or others to loan or advance funds to us. There can be no assurances that we will be able to receive loans or advances from them or other persons in the future.

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

The allowance for doubtful accounts on March 31, 2026 and December 31, 2025 is $141,870 and $144,184, respectively. As of March 31, 2026 and December 31, 2025, net accounts receivable is $0.

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

NET LOSS PER SHARE

Basic net income (loss) per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period increased to include the number of additional common shares that would have been outstanding if potentially dilutive securities had been issued. Dilutive net loss per share for common stock is calculated utilizing the if-converted method which assumes the conversion non-redeemable convertible notes and the line of credit. On March 31, 2026, we excluded the common stock issuable upon conversion of non-redeemable convertible notes and convertible promissory notes of 1,826,425,205 shares as their effect would have been anti-dilutive. On March 31, 2025, we excluded the common stock issuable upon conversion of non-redeemable convertible notes and Series C Stock of 1,551,541,351 shares as their effect would have been anti-dilutive.

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

Derivative liabilities are measured at fair value on a recurring basis using Level 3 inputs.

The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2025 on a recurring basis:

	March 31, 2026
	Level 1	Level 2	Level 3
Description	$	$	$
Derivative liabilities	—	—	259,166

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

ASU 2025-05, Financial Instruments-Credit Losses: Measurement of Credit Losses for Accounts Receivable and Contract Assets for Private Companies and Certain Not-for-profit Entities (PCC) (“ASU 2025-05”), updates accounting standards for revenue from contracts with customers (ASC 606). ASU 2025-05 permits an entity to assume that current conditions as of the balance sheet date will not change for the remaining life of the asset when estimated expected credit losses, and an accounting policy election to consider subsequent cash-collection activity after the balance sheet date. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company adopted this new standard on January 1, 2026 and the adoption did not have a material impact on the consolidated financial statements.

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

On December 30, 2024, Jordan Turk and the Company agreed to exchange $43,328 of principal and interest of Original Note for a New Promissory Note with a carrying value of $71,993 resulting in a loss of extinguishment of $28,665.

Also, on December 30, 2024, Jordan Turk entered into an agreement to assign the remaining outstanding principal and interest of the Original Note with a carrying value of $100,000 to Emil Assentato, the Chief Executive Officer of the Company.

The consolidated statement of operations includes amortization of debt discount of $5,918 and $4,932 for the three months ended March 31, 2026 and 2025, respectively, due to the 20% increase in face value on January 1 each year. On March 31, 2026 and December 31, 2025, the carrying amount of the Note is $125,918 (face value of $144,000 less $18,082 unamortized discount) and $120,000 (face value of $120,000 less $0 unamortized discount), respectively.

NOTE 4 – NOTES PAYABLE

As of March 31, 2026 and December 31, 2025, notes payable due to Piero Manzini and Nadav Elituv, the former CEO of the Company, totaling $117,069 and $118,978, respectively, were outstanding. The balances are non-interest bearing, unsecured and have no specified terms of repayment.

NOTE 5 – CONVERTIBLE PROMISSORY NOTE, NET

Vanquish Funding Group, Inc.

On November 13, 2025, the Company entered into a Securities Purchase Agreement with Vanquish Funding Group, Inc. (“Holder”) relating to the issuance and sale of a Convertible Note (the “Note”) with an original principal amount of $115,000 less original issue discount of $15,000 and transaction costs of $7,000 bearing an 10% annual interest rate and maturing August 15, 2026 for $93,000 in cash. After 180 days after the issue date, the Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 75% of the lowest closing bid price during the 10 trading days prior to the conversion date. Additionally, the Holder of the Note is entitled to deduct $1,500 from the conversion amount in each note conversion to cover the holder’s deposit fees associated with the conversion. The Company may prepay the Note in cash, if repaid within 90 days of date of issue, at 115% of the original principal amount plus interest, between 91 days and 150 days at 120% of the original principal amount plus interest and between 151 days and 180 days at 125% of the original principal amount plus interest. On March 31, 2026 and December 31, 2025, the Note was recorded at amortized cost of $12,547 (comprised of principal of $115,000 plus accrued interest of $4,348 less debt discount of $106,801) and $1,849 (comprised of principal of $115,000 plus accrued interest of $1,513 less debt discount of $114,664), respectively.

On December 2, 2025, the Company entered into a Securities Purchase Agreement with Vanquish Funding Group, Inc. (“Holder”) relating to the issuance and sale of a Convertible Note (the “Note”) with an original principal amount of $94,300 less original issue discount of $12,300 and transaction costs of $7,000 bearing an 10% annual interest rate and maturing September 15, 2026 for $75,000 in cash. After 180 days after the issue date, the Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 75% of the lowest closing bid price during the 10 trading days prior to the conversion date. Additionally, the Holder of the Note is entitled to deduct $1,500 from the conversion amount in each note conversion to cover the holder’s deposit fees associated with the conversion. The Company may prepay the Note in cash, if repaid within 90 days of date of issue, at 115% of the original principal amount plus interest, between 91 days and 150 days at 120% of the original principal amount plus interest and between 151 days and 180 days at 125% of the original principal amount plus interest. On March 31, 2026 and December 31, 2025, the Note was recorded at amortized cost of $6,790 (comprised of principal of $94,300 plus accrued interest of $3,074 less debt discount of $90,584) and $750 (comprised of principal of $94,300 plus accrued interest of $749 less debt discount of $94,299).

On January 16, 2026, the Company entered into a Securities Purchase Agreement with Vanquish Funding Group, Inc. (“Holder”) relating to the issuance and sale of a Convertible Note (the “Note”) with an original principal amount of $100,050 less original issue discount of $13,050 and transaction costs of $7,000 bearing an 10% annual interest rate and maturing October 15, 2026 for $80,000 in cash. After 180 days after the issue date, the Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 75% of the lowest closing bid price during the 10 trading days prior to the conversion date. Additionally, the Holder of the Note is entitled to deduct $1,500 from the conversion amount in each note conversion to cover the holder’s deposit fees associated with the conversion. The Company may prepay the Note in cash, if repaid within 90 days of date of issue, at 115% of the original principal amount plus interest, between 91 days and 150 days at 120% of the original principal amount plus interest and between 151 days and 180 days at 125% of the original principal amount plus interest. On March 31, 2026 the Note was recorded at amortized cost of $3,167 (comprised of principal of $100,050 plus accrued interest of $2,028 less debt discount of $98,911).

NOTE 6 - DERIVATIVE LIABILITY

The Convertible Promissory Notes with Vanquish Funding Group, Inc. with the issue dates of November 13, 2025, December 2, 2025 and January 16, 2026 is accounted for under ASC 815.  The variable conversion price is not considered predominantly based on a fixed monetary amount settleable with a variable number of shares due to the volatility and trading volume of the Company’s common stock. The Company’s derivative liabilities have been measured at fair value using the binomial model.

The inputs into the binomial models are as follows:

	March 31, 2026	January 16, 2026	December 31, 2025	December 2, 2025	November 13, 2025
Closing share price	$0.0012	$0.0017	$0.0016	$0.0011	$0.0024
Conversion price	$0.0008	$0.0011	$0.0007	$0.0008	$0.0013
Risk free rate	3.70%	3.70%	4.29%	3.90%	3.90%
Expected volatility	154% - 193%	234%	227%	258%	256%
Dividend yield	0%	0%	0%	0%	0%
Expected life	0.38 - 0.54 years	0.75 years	0.62 - 0.71 years	0.79 years	0.75 years

The fair value of the convertible promissory note derivative liability relating to the Note issued to Vanquish Funding Group, Inc. on January 16, 2026 is $113,804, of which $80,000 was recorded as a debt discount and the remainder of $33,804 was recorded as initial derivative expense. The decrease in the fair value of the conversion option derivative liability of $250,102 is recorded as a gain in the consolidated statements of operations for the three months ended March 31, 2026. The convertible promissory note derivative liability on March 31, 2026 and December 31, 2025 is $259,166 and $395,464, respectively.

NOTE 7 – RELATED PARTY TRANSACTIONS

Notes payable – related party

On March 31, 2026 and December 31, 2025, $1,136,654 (comprising of $1,088,100 of advances and $48,554 of interest) and $882,632 (comprising of $853,100 of advances and $29,532 of interest), respectively was due to Emil Assentato, the Company's Chief Executive.

During three months ended March 31, 2026, the Company issued total advances for $235,000 comprising $235,000 for cash received and $0 of expenses paid on behalf of the Company. This note payable – related party earns interest at 8% per annum, is unsecured and is due on demand.

Employment Agreements

During the three months ended March 31, 2026 and 2025, compensation expenses of $79,500 and $55,000, respectively, was incurred for the Chief Executive Officer, Chief Financial Officer, and a Director.

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

On June 30, 2022, the Company made an amendment to the Certificate of Designation of its Series C Stock which lowered the fixed conversion price from $2.00 per share to $0.25 per share. Per separate agreement, the fixed conversion price was adjusted to $400 per share. The Company accounted for the amendment as an extinguishment and recorded a deemed dividend in accordance with ASC 260-10-S99-2.

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

NOTE 9 – COMMITMENTS

On July 14, 2025, the Company entered into a definitive agreement with More Capital Ltd. The purpose of the definitive agreement is to incorporate a new holding company to operate a confection brand and operating company The definitive agreement includes conditions precedent for the Company to issue 40,000,000 shares of its common stock to More Capital Ltd. and for the Company to transfer $65,000 of cash to More Capital Ltd. As of the date of these financial statements, the shares have not been issued and cash has not been paid pursuant to the terms of this agreement.

On July 28, 2025, the Company entered into a definitive agreement with More Money Ltd. The definitive agreement provides that More Money Ltd. will receive 110,000,000 shares of the Company’s common stock and the Company will transfer $200,000 of cash to More Money Ltd. The CEO transferred 110,000,000 personal shares to satisfy the equity portion of the consideration, and the Company advanced $120,000 and $60,000 in cash at March 31, 2026 and December 31, 2025, respectively. As the full amount of cash due has not yet been transferred, the $120,000 and $60,000 is recorded as a deposit on the consolidated balance sheet at March 31, 2026 and December 31, 2025, respectively.

Deposits on asset acquisition

On January 23, 2026, the Company entered into an agreement with OnGraph Technologies Limited and/or its affiliates, including DailyLove (collectively “DailyLove”) whereby DailyLove agreed to provide the Company with (i) a license in 100% of the intellectual property (including all software, source code, data, models and documentation) assets related to the AI dating platform (DAILYLOVE.AI) (the” IP Assets”) and (ii) issue a certain number of shares of common stock of DailyLove, all pursuant to terms and conditions of this agreement (“Equity Contingency Consideration”).

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

As of March 31, 2026, the Company recorded Deposits of $261,887 on the balance sheet comprising cash paid to DailyLove of $250,000 and an introductory fee of $11,887 paid to a consultant. None of the Equity Contingency Consideration has been received and the final cash installment of $250,000 has not yet been paid as of the date of these financial statements. Once the terms of the agreement have been fulfilled, we expect to report this transaction as a cost method investment.

NOTE 10 – SUBSEQUENT EVENTS

On April 7, 2026, the 77,627,224 shares of common stock of the Company was returned to treasury and cancelled.

On April 30, 2026, the Company agreed to issued 160,000,000 shares of common stock of the Company for consulting services.

On May 6, 2026, the Company agreed to issued 50,000,000 shares of common stock of the Company for corporate advisory and communication services.

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

Management's Plan of Operation

In June 2025, the Company announced, after fully evaluating the legacy business, the Company is taking steps to reinvigorate it and establish a new pathway in the same business space. The Company will continue to evaluate opportunities both inside and outside the food industry, including, but not limited to, ventures within the fintech and gig economy spaces.

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

We believe the following critical accounting policies, among others, may be impacted significantly by judgment, assumptions and estimates used in the preparation of the Financial Statements:

NET LOSS PER SHARE

Basic net income (loss) per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period increased to include the number of additional common shares that would have been outstanding if potentially dilutive securities had been issued. Dilutive net loss per share for common stock is calculated utilizing the if-converted method which assumes the conversion non-redeemable convertible notes and the line of credit. On March 31, 2026, we excluded the common stock issuable upon conversion of non-redeemable convertible notes and convertible promissory notes of 1,826,425,205 shares as their effect would have been anti-dilutive. On March 31, 2025, we excluded the common stock issuable upon conversion of non-redeemable convertible notes and Series C Stock of 1,551,541,351 shares as their effect would have been anti-dilutive.

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

ASU 2025-05, Financial Instruments-Credit Losses: Measurement of Credit Losses for Accounts Receivable and Contract Assets for Private Companies and Certain Not-for-profit Entities (PCC) (“ASU 2025-05”), updates accounting standards for revenue from contracts with customers (ASC 606). ASU 2025-05 permits an entity to assume that current conditions as of the balance sheet date will not change for the remaining life of the asset when estimated expected credit losses, and an accounting policy election to consider subsequent cash-collection activity after the balance sheet date. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company adopted this new standard on January 1, 2026 and the adoption did not have a material impact on the consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2026 and 2025

Operating expenses:

	Three months ended March 31,		Change
	2026 $	2025 $	$	%
Salaries and benefits	79,500	55,000	24,500	44
Occupancy expense	—	1,254	(1,254)	(100)
Advertising and travel	1,134	—	1,134	—
Auto expenses	—	340	(340)	(100)
Consulting	43,933	5,954	37,979	638
Depreciation and Amortization	377	2,605	(2,228)	(86)
Bad debt	—	6,438	(6,438)	(100)
Office and general expenses	25,272	19,784	5,488	28
Professional fees	85,470	165,694	(80,224)	(48)
Freight and delivery	—	—	—	—
Total operating expenses	235,686	257,069	(21,383)	(8)

Our total operating expenses for the three months ended March 31, 2026 was $235,686, compared to $257,069, for the three months ended March 31, 2025, respectively. The decrease in total operating expense is primarily due to decrease in professional fees, offset by an increase in salaries and benefits.

Salaries and benefits for the three months ended March 31, 2026 and 2025, comprise primarily compensation of our officers and directors of $79,500 and $55,000, respectively.

During the three months ended March 31, 2026 and 2025, consulting expenses of $43,933 and $5,954 consisted of costs related to the development of new businesses and bookkeeping services.

Professional fees comprise legal fees from compliance and the review of proposed transactions and debt agreements, annual audit and filling fees.

Other income (expense):

	Three months ended March 31,		Change
	2026 $	2025 $	$	%
Amortization of debt discount and interest expense	(44,846)	(73,363)	28,517	(39)
Initial derivative expense	(33,804)	—	(33,804)	—
Change in fair value of derivative liability	250,102	—	250,102	—
Total other income (expenses)	171,452	(73,363)	238,765	(325)

Amortization of debt discount and interest expense for the three months ended March 31, 2026 was $44,846, compared to $73,363 for the three months ended March 31, 2025. Amortization of debt discount and interest expense relates to the issuance of non-redeemable convertible notes, convertible notes and promissory notes.

Initial derivative expense of $33,804 for the three months ended March 31, 2026 represents the difference between the fair value of the total embedded derivative liability of $113,804 and the cash received of $80,000 for convertible note issued on January 16, 2026.

During the three months ended March 31, 2026 and 2025, the gain due to the change in fair value of derivative liabilities was $250,102 and $0, respectively.

Net loss for the period:

	Three months ended March 31,		Change
	2026 $	2025 $	$	%
Net loss for the period	(64,234)	(330,432)	260,148	(79)

Our net loss for the three months ended March 31, 2026 was $64,234, compared to $330,432 for the three months ended March 31, 2025, respectively. Our losses during the three months ended March 31, 2026 and 2025 are primarily due to costs associated with compensation to our officers and directors, professional fees, interest, offset by an decrease in fair value of derivative liabilities.

QUARTERLY RESULTS OF OPERATIONS

The following is a summary of selected quarterly information that has been derived from the financial statements of the Company. This summary should be read in conjunction with the consolidated financial statements of the Company.

Quarter Ended	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024
Sales	$-	$-	$-	$-	$-	$140,258	$179,502	$226,289
Gross profit	$-	$-	$-	$-	$-	($34,216)	$26,025	$45,010
Operating expenses	($235,686)	($332,678)	($259,977)	($207,602)	($257,069)	($299,791)	($300,665)	($311,499)
Other income (expense)	$171,452	$930,910	($156,359)	($128,716)	($73,363)	($489,659)	($58,477)	($228,552)
Net income (loss) for the period	($64,234)	$598,232	($416,336)	($336,318)	($330,432)	($823,666)	($333,117)	($495,041)
Basic and diluted net income (loss) per share	($0.00)	($0.00)	($0.00)	($0.00)	($0.00)	($0.00)	($0.00)	($0.00)

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2026

Cash flows used in operating activities

	Three months ended March 31,		Change
	2026 $	2025 $	$	%
Net cash used in operating activities	(173,641)	(198,079)	24,438	(12)

Our net cash used in operating activities for the three months ended March 31, 2026 and 2025 is $173,641 and $198,079, respectively. Our net loss for the three months ended March 31, 2026 of $70,284 and change in fair value of derivative liabilities of $250,102 was the main contributing factors for our negative cash flow. We were able to partially offset the cash used in operating activities with non-cash expenses such as amortization of debt discount and initial derivative expense.

Cash flows used in investing activities

	Three months ended March 31,		Change
	2026 $	2025 $	$	%
Net cash used in investing activities	(321,887)	—	(321,887)	—

Cash flows from financing activities

	Three months ended March 31,		Change
	2026 $	2025 $	$	%
Net cash used in financing activities	315,000	199,098	115,902	58

Our net cash provided by financing activities for the three months ended March 31, 2026 and 2025, is $315,000 and $199,098, respectively.

During the three months ended March 31, 2026 and 2025, the Company received cash advances from related party of $235,000 and $199,098, respectively. These cash advances earns interest at 8% per annum, is unsecured and is due on demand.

As of March 31, 2026, we had cash of $47,057, working capital (deficiency) of $(2,387,220) and total liabilities of $2,467,657.

Our working capital as of March 31, 2026 and December 31, 2025 is as follows:

	March 31, 2026	December 31, 2025
Current assets	$80,437	$254,236
Current liabilities	2,467,657	2,264,701
Working capital (Deficiency)	$(2,387,220)	$(2,010,465)

The Company is continuing to focus improving cash flows from operations by reducing incentives to customers, by making purchases from different suppliers, accelerating the collection of accounts receivable, reducing expenses, managing accounts payable balances and by paying our officers, directors, consultants and staff with our stock.

The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the three months ended March 31, 2026, the Company incurred a net loss of $64,234 and used cash in operating activities of $173,641, and on March 31, 2026, had stockholders’ deficit of $2,007,433 and an accumulated deficit of $95,069,236 These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The Company’s independent registered public accounting firm, in their report on the Company’s financial statements for the year ended December 31, 2025, contains an explanatory paragraph regarding the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty should we be unable to continue as a going concern.

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

Our common stock started trading over the counter and has been quoted on the Over-The Counter Bulletin Board since February 17, 2011. The stock currently trades under the symbol “TWOH”.

Commitments for future capital expenditures at March 31, 2026 is as follows:

	Payments Due by Period
Contractual obligations	Total $	Less than 1 year $	1 - 3 years $	4 – 5 years $	After 5 years $
Accounts payable and accrued liabilities	806,346	806,346	—	—	—
Debt	1,253,723	1,253,723	—	—	—
Non-redeemable convertible notes	125,918	125,918	—	—	—
Convertible promissory note	22,504	22,504
Derivative liability	259,166	259,166
Operating leases	—	—	—	—	—
Total contractual obligations	2,467,657	2,467,657	—	—	—

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

Our common stock started trading over the counter and has been quoted on the Over-The Counter Bulletin Board since February 17, 2011. The stock currently trades under the symbol “TWOH”.

RELATED PARTY TRANSACTIONS

Three months ended March 31, 2026 and 2025

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

The consolidated statement of operations includes amortization of debt discount of $5,918 and $4,932 for the three months ended March 31, 2026 and 2025, respectively, due to the 20% increase in face value on January 1 each year. On March 31, 2026 and December 31, 2025, the carrying amount of the Note is $125,918 (face value of $144,000 less $18,082 unamortized discount) and $120,000 (face value of $120,000 less $0 unamortized discount), respectively.

Promissory Notes – Related Party

On March 31, 2026 and December 31, 2025, $1,136,654 (comprising of $1,088,100 of advances and $48,554 of interest) and $882,632 (comprising of $853,100 of advances and $29,532 of interest), respectively was due to Emil Assentato, the Company's Chief Executive. During three months ended March 31, 2026, the Company issued total advances for $235,000 comprising $235,000 for cash received and $0 of expenses paid on behalf of the Company. This note payable – related party earns interest at 8% per annum, is unsecured and is due on demand.

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

As of May 12, 2026, the following securities were outstanding:

Common stock 6,633,882,467 shares

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

ITEM 4. CONTROLS AND PROCEDURES

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

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2026, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

During the quarter ended March 31, 2026, we did not have any defaults upon senior securities.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

During the quarter ended March 31, 2026, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

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

TWO HANDS CORPORATION

Dated: May 22, 2026	By: /s/ Emil Assentato Name: Emil Assentato Title: President, Chief Executive Officer and Director (Principal Executive Officer)

By: /s/ Matthew Stark Name: Matthew Stark Title: Chief Financial Officer and Director (Principal Financial and Accounting Officer)

