Form 10-Q
period 2026-06-30
Two Hands Corp
filed 2026-08-19
CIK 1494413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Common Stock, $.0001 Par Value

(Title of class)

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 12, 2026 the issuer had 7,697,746,967 shares of its common stock issued and outstanding, par value $0.0001 per share.

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

3

TWO HANDS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2026

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

TWO HANDS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS

Current assets
Cash	$40,108	$227,585
VAT taxes receivable	24,191	22,057
Prepaid expenses	233,970	4,594
Total current assets	298,269	254,236

Property and equipment, net	3,542	4,392
Deposits	352,879	60,000

Total assets	$654,690	$318,628

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$588,367	$552,612
Accrued liabilities - related party	25,417	192,417
Note payable - related party	1,678,087	882,632
Notes payable	114,817	118,978
Promissory note, net	128,140	—
Non-redeemable convertible note, net - related party	131,901	120,000
Convertible promissory notes, net	17,902	2,598
Derivative liabilities	58,700	395,464
Total current liabilities	2,743,331	2,264,701

Total liabilities	2,743,331	2,264,701

Commitments and Contingencies	—	—

Stockholder's deficit
Preferred stock; $0.001 par value; 1,000,000 shares authorized, 0 issued and outstanding	—	—
Common stock; $0.0001 par value; 12,000,000,000 shares authorized, 7,536,382,467 and 6,501,509,691 shares issued and outstanding, respectively	753,639	650,152
Additional paid-in capital	94,308,911	92,324,398
Accumulated other comprehensive income	104,454	84,379
Accumulated deficit	(97,255,645)	(95,005,002)
Total stockholders' deficit	(2,088,641)	(1,946,073)

Total liabilities and stockholders' deficit	$654,690	$318,628

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

TWO HANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025

Revenue	$—	$—	$—	$—

Operating expenses
General and administrative	2,076,433	207,602	2,312,119	464,671
Total operating expenses	2,076,433	207,602	2,312,119	464,671

Loss from operations	(2,076,433)	(207,602)	(2,312,119)	(464,671)

Other income (expense)
Amortization of debt discount and interest expense	(75,985)	(64,949)	(120,831)	(138,312)
Initial derivative expense	—	(235,220)	(33,804)	(235,220)
Change in fair value of derivative liabilities	(39,263)	171,453	210,839	171,453
Gain on debt settlement	5,272	—	5,272	—
Total other income (expense)	(109,976)	(128,716)	61,476	(202,079)

Net loss	(2,186,409)	(336,318)	(2,250,643)	(666,750)
Other comprehensive income (loss)
Foreign currency translation adjustment	11,151	(31,833)	20,075	(35,061)
Total other comprehensive income (loss)	11,151	(31,833)	20,075	(35,061)

Comprehensive loss	$(2,175,258)	$(368,151)	$(2,230,568)	$(701,811)

Loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding - basic and diluted	6,941,309,835	5,579,383,551	6,722,624,682	5,524,515,463

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

TWO HANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the three and six months ended June 30, 2026 and 2025
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balance, March 31, 2026	6,501,509,691	$650,152	$92,324,398	$93,303	$(95,069,236)	$(2,001,383)

Stock based compensation - officers and directors	478,289,474	$47,829	909,671			957,500
Stock based compensation - services	290,000,000	$29,000	563,500			592,500
Stock based compensation - prepaid expense	210,000,000	$21,000	262,000			283,000
Cancellation of shares	(77,627,224)	$(7,763)	7,763			—
Settlement of accrued liabilities - related party	134,210,526	$13,421	241,579			255,000
Foreign currency translation adjustment	—	—	—	11,151	—	11,151
Net loss	—	—	—		(2,186,409)	(2,186,409)
Balance, June 30, 2026	7,536,382,467	$753,639	$94,308,911	$104,454	$(97,255,645)	$(2,088,641)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balance, December 31, 2025	6,501,509,691	$650,152	$92,324,398	$84,379	$(95,005,002)	$(1,946,073)

Stock based compensation - officers and directors	478,289,474	$47,829	909,671			957,500
Stock based compensation - services	290,000,000	$29,000	563,500			592,500
Stock based compensation - prepaid expense	210,000,000	$21,000	262,000			283,000
Cancellation of shares	(77,627,224)	$(7,763)	7,763			—
Settlement of accrued liabilities - related party	134,210,526	$13,421	241,579			255,000
Foreign currency translation adjustment	—	—	—	20,075	—	20,075
Net loss	—	—	—		(2,250,643)	(2,250,643)
Balance, June 30, 2026	7,536,382,467	$753,639	$94,308,911	$104,454	$(97,255,645)	$(2,088,641)

TWO HANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (CONTINUED)
For the three and six months ended June 30, 2026 and 2025
(Unaudited)
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balance, March 31, 2025	5,469,037,729	$546,905	$90,288,032	$113,749	$(94,850,580)	$(3,901,894)

Stock issued for the settlement of line of credit	170,194,403	17,019	833,953	—	—	850,972
Foreign currency translation adjustment	—	—	—	(31,833)	—	(31,833)
Net loss	—	—	—	—	(336,318)	(336,318)
Balance, June 30, 2025	5,639,232,132	$563,924	$91,121,985	$81,916	$(95,186,898)	$(3,419,073)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balance, December 31, 2024	5,469,037,729	$546,905	$90,288,032	$116,977	$(94,520,148)	$(3,568,234)

Stock issued for the settlement of line of credit	170,194,403	17,019	833,953	—	—	850,972
Foreign currency translation adjustment	—	—	—	(35,061)	—	(35,061)
Net loss	—	—	—	—	(666,750)	(666,750)
Balance, June 30, 2025	5,639,232,132	$563,924	$91,121,985	$81,916	$(95,186,898)	$(3,419,073)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

TWO HANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(2,250,643)	$(666,750)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	718	5,280
Bad debt	—	6,560
Stock based compensation - officers and directors	957,500	—
Stock based compensation - services	592,500	—
Stock based compensation - prepaid expense	283,000
Gain on settlement	(5,272)	—
Amortization of debt discount and interest expense	120,831	138,312
Initial derivative expense	33,804	235,220
Change in fair value of derivative liabilities	(210,839)	(171,453)
Change in operating assets and liabilities
Accounts and taxes receivable	(2,997)	61,701
Prepaid expense	(229,418)	(15,489)
Accounts payable and accrued liabilities	140,706	62,161
Operating lease right-of-use liability	—	(4,247)
Net cash used in operating activities	(570,110)	(348,705)

Cash flows from investing activities
Deposits	(321,887)	—
Return of deposits	29,008	—
Net cash used in investing activities	(292,879)	—

Cash flow from financing activities
Advances	—	1,792
Repayment of advances	—	(4,186)
Advances - related party	750,000
Expenses paid for by related party	—	278,100
Issuance of promissory note, net	120,000	—
Issuance of convertible promissory note, net	80,000	75,000
Repayment of promissory notes	(274,488)	—
Net cash provided by financing activities	675,512	350,706

Change in foreign exchange	—	49

Net change in cash	(187,477)	2,050

Cash, beginning of the period	227,585	1,733

Cash, end of the period	$40,108	$3,783

Cash paid during the period
Interest paid	$—	$—
Income taxes paid	$—	$—

Supplemental disclosure of non-cash investing and financing activities
Stock issued for the settlement of line of credit	$—	$850,872
Stock issued for settlement of accrued liabilities - related party	$255,000	$—

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

The Company is currently in the process of shifting its focus to becoming a technology company, specifically in the artificial intelligence and quantum computing spaces. The Company’s AI strategy is to address the needs three distinct economies, each of which requires a different solution: personal AI, enterprise automation, and compute frontier through a portfolio of three products: Pegasus, Scalova, and EntangleX.

On June 30, 2026, pursuant to stockholder consent, our Board of Directors authorized an amendment (the “Amendment”) to our Certificate of Incorporation, as amended, to change the name of the Corporation from Two Hands Corporation to Quantum X, Inc. The Company filed the Amendment with the Delaware Secretary of State on July 8, 2026. The name change will not be effective until it is cleared by the Financial Industry Regulatory Authority (“FINRA”).

On July 7, 2026, the Company voluntarily delisting its common shares from the Canadian Securities Exchange (the "CSE").  The Company’s common shares are no longer listed or posted for trading on the CSE. The Company’s common stock continues to be quoted on the OTC Markets under the symbol “TWOH”.

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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2026 and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the six months ended June 30, 2026, the Company incurred a net loss of $2,250,643 and used cash in operating activities of $570,110, and on June 30, 2026, had stockholders’ deficit of $2,088,641 and an accumulated deficit of $97,255,645. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date that the financial statements are issued. The Company will be dependent upon the raising of additional capital through placement of its common stock in order to implement its business plan. There can be no assurance that the Company will be successful in this situation. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might result from this uncertainty. We are currently funding our operations by way of cash advances from our Chief Executive Officer, note holders, shareholders and others; however, we do not have any oral or written agreements with them or others to loan or advance funds to us. There can be no assurances that we will be able to receive loans or advances from them or other persons in the future.

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

The allowance for doubtful accounts on June 30, 2026 and December 31, 2025 is $139,141 and $144,184, respectively. As of June 30, 2026 and December 31, 2025, net accounts receivable is $0.

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

REVENUE RECOGNITION

In accordance with Accounting Standards Codification (“ASC”) 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which we expect to be entitled to receive in exchange for these goods or services. The provisions of ASC 606 include a five-step process by which we determine revenue recognition, depicting the transfer of goods or services to customers in amounts reflecting the payment to which we expect to be entitled in exchange for those goods or services. ASC 606 requires us to apply the following steps: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, we satisfy the performance obligation.

DEBT DISCOUNT AND DEBT ISSUANCE COSTS

Debt discounts and debt issuance costs incurred in connection with the issuance of convertible notes are capitalized and amortized to interest expense based on the related debt agreements using the effective interest rate method. Unamortized discounts are netted against convertible notes.

DERIVATIVE LIABILITIES

The Company evaluates the embedded features of its financial instruments, including convertible notes payable, in accordance with ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815, “Derivatives and Hedging.” Certain conversion options and certain contingent features are required to be bifurcated from their host instrument and accounted for separately as derivative financial instruments when applicable criteria are met. The Company applies significant judgment to identify and evaluate complex terms and conditions of its financial instruments to determine whether such instruments are derivatives or contain features that qualify as embedded derivatives.

Bifurcated embedded derivatives are recognized at fair value at issuance, with the fair value recorded as a derivative liability and a corresponding debt discount limited to the proceeds received; any excess of the derivative’s fair value over the proceeds is recognized in the condensed consolidated statements of operations at issuance. Debt discounts are amortized to interest expense over the term of the related note. Bifurcated embedded derivatives are remeasured to fair value each reporting period, with changes in fair value recognized in the condensed consolidated statements of operations. Upon conversion, repayment, or extinguishment of the host instrument, the related derivative liability is remeasured to fair value with the change recognized in earnings and is then derecognized as part of the settlement or extinguishment accounting.

The fair value of bifurcated embedded derivatives is estimated using a Monte Carlo simulation model incorporating significant unobservable inputs, and such measurements are classified within Level 3 of the fair value hierarchy.

INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740, Income Taxes. Under the assets and liability method of ASC 740, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

NET LOSS PER SHARE

Basic net income (loss) per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period increased to include the number of additional common shares that would have been outstanding if potentially dilutive securities had been issued. Dilutive net loss per share for common stock is calculated utilizing the if-converted method which assumes the conversion non-redeemable convertible notes and the line of credit. On June 30, 2026, we excluded the common stock issuable upon conversion of non-redeemable convertible notes and convertible promissory notes of 1,556,192,009 shares as their effect would have been anti-dilutive. On June 30, 2025, we excluded the common stock issuable upon conversion of non-redeemable convertible notes and convertible notes of 1,235,643,582 shares as their effect would have been anti-dilutive.

FOREIGN CURRENCY TRANSLATION

The consolidated financial statements are presented in United States dollars. The functional currency of the consolidated entities is determined by evaluating the economic environment of each entity. The functional currency of Two Hands Corporation is the United States dollar. Foreign exchange translation adjustments are reported as gains or losses resulting from foreign currency transactions and are included in the results of operations.

Two Hands Canada Corporation maintains its accounts in the Canadian dollar. Assets and liabilities are translated to United States dollars at period-end exchange rates. Income and expenses are translated at the average exchange rate during the period. Foreign currency transaction adjustments are reported as other comprehensive income, a component of equity in the consolidated.

STOCK-BASED COMPENSATION

The Company accounts for stock incentive awards issued to employees and non-employees in accordance with ASC 718, “Compensation-Stock Compensation.” Accordingly, stock-based compensation is measured at the grant date, based on the fair value of the award. Stock-based awards to employees are recognized as an expense over the requisite service period, or upon the occurrence of certain vesting events. Additionally, stock-based awards to non-employees are expensed over the period in which the related services are rendered.

FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820, “Fair Value Measurements,” defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

Included in the ASC 820 framework is a three level valuation inputs hierarchy with Level 1 being inputs and transactions that can be effectively fully observed by market participants spanning to Level 3 where estimates are unobservable by market participants outside of the Company and must be estimated using assumptions developed by the Company. The Company discloses the lowest level input significant to each category of asset or liability valued within the scope of ASC 820 and the valuation method as exchange, income or use. The Company uses inputs which are as observable as possible and the methods most applicable to the specific situation of each company or valued item.

The Company’s financial instruments such as cash, accounts payable and accrued liabilities, non-redeemable convertible notes, notes payable and due to related parties are reported at cost, which approximates fair value due to the short-term nature of these financial instruments.

The fair value of financial instruments measured at fair value on a recurring basis as of June 30, 2026 consisted of the following:

	June 30, 2026
	Level 1	Level 2	Level 3
Description	$	$	$
Derivative liabilities	—	—	58,700

The following table presents changes in the Company’s Level 3 derivative liabilities measured at fair value on a recurring basis:

Amount
Derivative Liabilities
Balance as of December 31, 2025	$395,464
Initial fair value of embedded derivative liability upon issuance of convertible note (limited to proceeds)	80,000
Initial derivative expense upon issuance of convertible note (in excess of proceeds)	33,804
Extinguishment of derivative liabilities upon repayment of convertible notes	(239,729)
Gain on change in fair value of derivative liabilities	(210,839)
Balance as of June 30, 2026	$58,700

RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-04, “Debt—Debt with Conversion and Other Options,” which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The new guidance is effective for annual reporting periods beginning after December 15, 2025 and can be applied either prospectively or retrospectively. The adoption of ASU 2024-04 did not have a material impact on the Company’s condensed consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets,” which introduces a practical expedient for the application of the current expected credit loss model to current accounts receivable and contract assets. The amendment is effective for interim and annual periods beginning after December 15, 2025, with early adoption permitted. This amendment is to be applied on a prospective basis. The adoption of ASU 2025-05 did not have a material impact on the Company’s condensed consolidated financial statements.

Recently Issued — Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires disaggregated disclosure of specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization included in each relevant expense caption presented on the statement of operations. The standard also requires a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, as well as the total amount of selling expenses and an entity’s definition of selling expenses. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact this standard will have on its condensed consolidated financial statements.

In October 2023, the FASB issued ASU 2023-06, “Disclosure Improvements — Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative.” The ASU amends the disclosure or presentation requirements related to various subtopics in the FASB ASC. The ASU was issued in response to the SEC’s August 2018 final amendments in Release No. 33-10532, Disclosure Update and Simplification that updated and simplified disclosure requirements that the SEC believe, ed were duplicative, overlapping, or outdated. The guidance in ASU 2023-06 is intended to align GAAP requirements with those of the SEC and to facilitate the application of GAAP for all entities. The amendments introduced by ASU 2023-06 are effective if the SEC removes the related disclosure or presentation requirement from its existing regulations by June 30, 2027. If, by June 30, 2027, the SEC has not removed the applicable requirements from its existing regulations, the pending content of the associated amendment will be removed from the ASC and will not become effective for any entities. The Company is currently evaluating the impact this standard will have on its condensed consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements.” ASU 2025-11 clarifies and improves existing interim reporting guidance by consolidating disclosure requirements within Topic 270 and introducing a disclosure principle requiring entities to disclose events and changes occurring after the most recent annual reporting period that are expected to have a material effect on the entity’s financial condition or results of operations. The ASU does not introduce significant changes to recognition or measurement guidance. The amendments in ASU 2025-11 are effective for interim reporting periods within fiscal years beginning after December 15, 2027, with early adoption permitted. ASU 2025-11 allows for either a prospective or retrospective approach on adoption. The Company is currently evaluating the impact this standard will have on its condensed consolidated financial statements.

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

The consolidated statement of operations includes amortization of debt discount of $11,901 and $9,918 for the six months ended June 30, 2026 and 2025, respectively, due to the 20% increase in face value on January 1 each year. On June 30, 2026 and December 31, 2025, the carrying amount of the Note is $131,901 (face value of $144,000 less $12,099 unamortized discount) and $120,000 (face value of $120,000 less $0 unamortized discount), respectively.

NOTE 4 – NOTES PAYABLE

As of June 30, 2026 and December 31, 2025, notes payable due to Piero Manzini and Nadav Elituv, the former CEO of the Company, totaling $114,817 and $118,978, respectively, were outstanding. The balances are non-interest bearing, unsecured and have no specified terms of repayment.

NOTE 5 – PROMISSORY NOTE, NET

On May 20, 2026, the Company entered into a Securities Purchase Agreement with Vanquish Funding Group, Inc. (“Holder”) relating to the issuance and sale of a promissory note (the “Note”) with an original principal amount of $146,050 less original issue discount of $19,050 and transaction costs of $7,000 with a one-time interest charge of 12% ($17,526) applied on the issuance date, and maturing March 30, 2027, for $120,000 in cash. The Note principal and accrued interest is payable in cash payments of $81,788, $20,447, $20,447, $20,447 and $20,447 on November 30, 2026, December 30, 2026, January 30, 2027, February 28, 2027 and March 30, 2027, respectively. In the event of default, the Note shall become immediately due and payable at an amount equal to 150% times the sum of (a) outstanding principal, (b) accrued and unpaid interest, and (c) default interest at 22% per annum (the “Default Amount”). Following an Event of Default and, at the earliest, 180 days after issuance, the Note is convertible into shares of the Company’s common stock at the Holder’s option at a conversion price equal to 65% of the lowest closing bid price during the ten trading days prior to the conversion date. In addition, if the Company fails to pay the Default Amount within five business days of written notice, the Holder may convert the balance owed, including the Default Amount, at the same conversion price. Additionally, the Holder of the Note is entitled to deduct $1,500 from the conversion amount in each note conversion to cover the Holder's deposit fees associated with the conversion.

Notwithstanding anything contrary contained in the Note, the Company may prepay the Note in cash. If prepaid within 60 days of the date of issue, at 95% of the outstanding principal amount plus accrued and unpaid interest; between 61 and 90 days, at 96%; between 91 and 150 days, at 97%; and between 151 and 180 days, at 98%. On June 30, 2026 the Note was recorded at amortized cost of $128,140 (comprised of principal of $146,050 plus accrued interest of $3,274 less debt discount of $21,184).

The Note’s conversion feature is exercisable only following an Event of Default and, at the earliest, 180 days after issuance. The Company evaluated the embedded features of the Note under ASC 815-15 and concluded that any embedded derivative associated with the default-contingent conversion feature had no material value at issuance or at June 30, 2026, as no Event of Default had occurred or was pending and the conversion right was not exercisable during the period.

NOTE 6 – CONVERTIBLE PROMISSORY NOTES, NET

Vanquish Funding Group, Inc.

On November 13, 2025, the Company entered into a Securities Purchase Agreement with Vanquish Funding Group, Inc. (“Holder”) relating to the issuance and sale of a Convertible Note (the “Note”) with an original principal amount of $115,000 less original issue discount of $15,000 and transaction costs of $7,000 bearing a 10% annual interest rate and maturing August 15, 2026 for $93,000 in cash. After 180 days after the issue date, the Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 75% of the lowest closing bid price during the 10 trading days prior to the conversion date. Additionally, the Holder of the Note is entitled to deduct $1,500 from the conversion amount in each note conversion to cover the holder’s deposit fees associated with the conversion. The Company may prepay the Note in cash, if prepaid within 90 days of date of issue, at 115% of the outstanding principal amount plus accrued and unpaid interest; between 91 and 150 days, at 120%; and between 151 and 180 days, at 125%. On May 14, 2026, the Company fully settled the Note at amortized cost of $21,090 and along with the related derivative liability (Note 7) at a fair value of $167,597 with a payment in cash of $150,800 resulting in a gain on extinguishment of debt of $37,887. On June 30, 2026 and December 31, 2025, the Note was recorded at amortized cost of $0 and $1,849 (comprised of principal of $115,000 plus accrued interest of $1,512 less debt discount of $114,663), respectively. The Note is paid in full.

On December 2, 2025, the Company entered into a Securities Purchase Agreement with Vanquish Funding Group, Inc. (“Holder”) relating to the issuance and sale of a Convertible Note (the “Note”) with an original principal amount of $94,300 less original issue discount of $12,300 and transaction costs of $7,000 bearing a 10% annual interest rate and maturing September 15, 2026 for $75,000 in cash. After 180 days after the issue date, the Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 75% of the lowest closing bid price during the 10 trading days prior to the conversion date. Additionally, the Holder of the Note is entitled to deduct $1,500 from the conversion amount in each note conversion to cover the holder’s deposit fees associated with the conversion. The Company may prepay the Note in cash, if prepaid within 90 days of date of issue, at 115% of the outstanding principal amount plus accrued and unpaid interest; between 91 and 150 days, at 120%; and between 151 and 180 days, at 125%. On June 1, 2026, the Company fully settled the Note at amortized cost of $18,941 and along with the related derivative liability (Note 7) at a fair value of $72,132 with a payment in cash of $123,688 resulting in a loss on extinguishment of debt of $32,615. On June 30, 2026 and December 31, 2025, the Note was recorded at amortized cost of $0 and $750 (comprised of principal of $94,300 plus accrued interest of $749 less debt discount of $94,299), respectively. The Note is paid in full.

On January 16, 2026, the Company entered into a Securities Purchase Agreement with Vanquish Funding Group, Inc. (“Holder”) relating to the issuance and sale of a Convertible Note (the “Note”) with an original principal amount of $100,050 less original issue discount of $13,050 and transaction costs of $7,000 bearing a 10% annual interest rate and maturing October 15, 2026 for $80,000 in cash. After 180 days after the issue date, the Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 75% of the lowest closing bid price during the 10 trading days prior to the conversion date. Additionally, the Holder of the Note is entitled to deduct $1,500 from the conversion amount in each note conversion to cover the holder’s deposit fees associated with the conversion. The Company may prepay the Note in cash, if prepaid within 90 days of date of issue, at 115% of the outstanding principal amount plus accrued and unpaid interest; between 91 and 150 days, at 120%; and between 151 and 180 days, at 125%.. On June 30, 2026 and December 31, 2025, the Note was recorded at amortized cost of $17,902 (comprised of principal of $100,050 plus accrued interest of $4,523 less debt discount of $86,671) and $0, respectively.

NOTE 7 - DERIVATIVE LIABILITY

The Convertible Promissory Notes with Vanquish Funding Group, Inc. with issue dates of November 13, 2025, December 2, 2025 and January 16, 2026 are accounted for under ASC 815.  Because the conversion price varies with the market price of the Company’s common stock, the conversion feature is not considered indexed to the Company’s own stock and does not qualify for the scope exception in ASC 815-40; accordingly, the conversion feature is bifurcated from the debt host and accounted for as a derivative liability. The Company’s derivative liabilities have been measured at fair value using the Monte Carlo simulation model at June 30, 2026 and binomial model at all other periods (the “fair value models”). The Company changed its valuation technique to a Monte Carlo simulation model during the three months ended June 30, 2026 to better reflect the path-dependent conversion price mechanics of the notes; the change is accounted for prospectively as a change in accounting estimate.

The inputs into the fair value models are as follows:

	June 30, 2026	March 31, 2026	January 16, 2026	December 31, 2025	December 2, 2025	November 13, 2025
Closing share price	$0.0012	$0.0012	$0.0017	$0.0016	$0.0011	$0.0024
Conversion price	$0.0009	$0.0008	$0.0011	$0.0007	$0.0008	$0.0013
Risk free rate	3.92%	3.70%	3.70%	4.29%	3.90%	3.90%
Expected volatility	148.7%	154% - 193%	234%	227%	258%	256%
Dividend yield	0%	0%	0%	0%	0%	0%
Expected life	0.29 years	0.38 - 0.54 years	0.75 years	0.62 - 0.71 years	0.79 years	0.75 years

The fair value of the convertible promissory note derivative liability relating to the Convertible Promissory Notes issued to Vanquish Funding Group, Inc. on January 16, 2026 was $113,804 at issuance, of which $80,000 was recorded as a debt discount and the remainder of $33,804 was recorded as initial derivative expense. During the six months ended June 30, 2026, the convertible promissory note derivative liability was reduced by $239,729 for settlement of derivative liabilities upon Notes fully repaid in cash by the Company. The decrease in the fair value of the conversion option derivative liability of $210,839 is recorded as a gain in the consolidated statements of operations for the six months ended June 30, 2026. The convertible promissory note derivative liability on June 30, 2026 and December 31, 2025 is $58,700 and $395,464, respectively.

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

NOTE 8 – RELATED PARTY TRANSACTIONS

Notes payable – related party

On June 30, 2026 and December 31, 2025, $1,678,087 (comprising of $1,603,100 of advances and $74,987of interest) and $882,632 (comprising of $853,100 of advances and $29,532 of interest), respectively was due to Emil Assentato, the Company's Chief Executive. During six months ended June 30, 2026, the Company issued total advances for $750,000 comprising $750,000 for cash received and $0 of expenses paid on behalf of the Company. This note payable – related party earns interest at 8% per annum, is unsecured and is due on demand.

Employment Agreements

During the six months ended June 30, 2026 and 2025, compensation expenses of $1,176,500 (comprising stock-based compensation of $957,500 and cash compensation of $219,000) and $130,000, respectively, was incurred for the Chief Executive Officer, Chief Financial Officer, Head of Strategy and a Director.

Software Development Agreement

On May 1, 2026, the Company entered into a contract with Ujjwal Roy, the Head of Strategy of the Company, to (a) complete the build-out of the user face for EntangleX and (b) provide ongoing maintenance, operations, marketing, sales, and engineering services (“monthly operating costs”) to EntangleX and Scalora. The Company is committed to $250,000 in expenditures for the EntangleX build-out project which is expected to be completed in three months. The Company is also committed to an estimated $35,000 of monthly operating costs for the support of EntangleX and Scalova ($20,000 for EntangleX and $15,000 for Scalova). Pursuant to the provisions of ASC 985-20, all payments made during the period under this agreement to Ujjwal Roy ($80,000 for EntangleX and $70,000 in operating costs) have been deemed research and development, which we have recorded in general and administrative expense on the condensed consolidated statements of operations and comprehensive income (loss).

NOTE 9 - STOCKHOLDERS' EQUITY

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

On June 30, 2022, the Company made an amendment to the Certificate of Designation of its Series C Stock which lowered the fixed conversion price from $2.00 per share to $0.25 per share. Per separate agreement, the fixed conversion price was adjusted to $400 per share. The Company accounted for the amendment as an extinguishment and recorded a deemed dividend in accordance with ASC 260 “Earnings per Share.”

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

Common Stock

During the six months ended June 30, 2026, the Company issued an aggregate of 478,789,474 shares of the Company’s common stock with a fair value of $957,500 ($0.002 per share) pursuant to the Company’s 2026 Stock Incentive Plan. The shares were issued to certain officers, directors and consultants of the Company in consideration for services rendered pursuant to the terms of the Plan and applicable award agreements.

During the six months ended June 30, 2026, the Company issued an aggregate of 290,000,000 shares of the Company’s common stock with a fair value of $592,500 for services ($0.002 per share) pursuant to the Company’s 2026 Stock Incentive Plan.

During the six months ended June 30, 2026, the Company to issued 210,000,000 shares of common stock of the Company for consulting and corporate advisory services with a fair value of $283,000 ($0.0013 per share) which was included in prepaid expenses. Prepaid expenses are amortized over periods from six months to twelve months.

During the six months ended June 30, 2026, the Company returned to treasury and cancelled 77,627,224 shares of common stock.

During the six months ended June 30, 2026, the Company issued 134,210,526 shares of the Company’s common stock with a fair value of $255,000 ($0.0019 per share) pursuant to the Company’s 2026 Stock Incentive Plan to settle accrued liabilities – related party due to Emil Assentato, the Chief Executive Officer of the Company.

2026 Stock Incentive Plan

On March 6, 2026, the Board of Directors approved the 2026 Stock Incentive Plan (the “2026 Plan”) to attract and retain the best available personnel, to provide additional incentive to employees, directors and consultants, and to promote the success of the Company's business. Pursuant to the 2026 Plan, the Board may grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares and restricted share units. to eligible persons. The maximum aggregate number of shares of common stock with respect to which awards granted under the Plan shall not exceed 1,200,000,000. At June 30, 2026, there are 297,500,000 shares of common stock available under the 2026 Plan.

NOTE 10 – COMMITMENTS

Deposits

On July 14, 2025, the Company entered into a definitive agreement with More Capital Ltd. The purpose of the definitive agreement is to incorporate a new holding company to operate a confection brand and operating company. The definitive agreement includes conditions precedent for the Company to issue 40,000,000 shares of its common stock to More Capital Ltd. and for the Company to transfer $65,000 of cash to More Capital Ltd. As of the date of these financial statements, the shares have not been issued and the cash has not been paid pursuant to the terms of this agreement.

On July 28, 2025, the Company entered into a definitive agreement with More Money Ltd. The definitive agreement provides that More Money Ltd. will receive 110,000,000 shares of the Company’s common stock and the Company will transfer $200,000 of cash to More Money Ltd. The CEO transferred 110,000,000 personal shares to satisfy the equity portion of the consideration, and the Company advanced $90,992 ($120,000 cash advanced by the Company less repayment from More Money Ltd. of 29,008) and $60,000 in cash at June 30, 2026 and December 31, 2025, respectively. As the full amount of cash due has not yet been transferred, the $90,992 and $60,000 is recorded as a deposit on the consolidated balance sheet at June 30, 2026 and December 31, 2025, respectively.

Deposit on Pending IP License Acquisition

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

In consideration of the IP Assets the Company agreed to pay to DailyLove $500,000 in cash in three installments as follows (i) $125,000 on January 23, 2026 (ii) $125,000 on February 5, 2026 and (iii) $250,000 on February 28, 2026. Upon payment of each installment of cash consideration the Company will receive Equity Contingency Consideration as follows (i) upon payment of the first installment, 2.25% of the total issued and outstanding shares of DailyLove (“DL Shares”) (ii) upon payment of the second installment, 2.25% of the total issued and outstanding DL Shares and (iii) upon payment of the third installment, 4.5% of the total issued and outstanding DL Shares. As of June 30, 2026, the Company recorded Deposits of $261,887 on the balance sheet comprising cash paid to DailyLove of $250,000 and an introductory fee of $11,887 paid to a consultant. None of the Equity Contingency Consideration has been received and the final cash installment of $250,000 has not yet been paid as of the date of these financial statements. Once the terms of the agreement have been fulfilled, we expect to report this transaction as a cost method investment.

NOTE 11 – SUBSEQUENT EVENTS

Vanquish Funding Group, Inc.

In July 2026, the Company and the Holder amended the promissory note issued May 20, 2026 to, among other things, replace the scheduled payments with a single payment of principal and interest at maturity and to provide for conversion at the Holder’s election beginning 180 days after issuance at a variable conversion price consistent with the convertible promissory note issued July 6, 2026.

On July 6, 2026, the Company entered into a Securities Purchase Agreement with the Holder relating to the issuance and sale of a convertible promissory note (the “Note”) with an original principal amount of $151,800 less original issue discount of $19,800 and transaction costs of $7,000 bearing a 10% annual interest rate and maturing July 6, 2027 for $125,000 in cash. Beginning 180 days after the issue date, the Note, together with any unpaid accrued interest, is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated as 75% of the average of the three lowest closing bid prices during the ten trading days prior to the conversion date. Additionally, the Holder of the Note is entitled to deduct $1,500 from the conversion amount in each note conversion to cover the holder’s deposit fees associated with the conversion. In the event of default, the Note shall become immediately due and payable at an amount equal to 150% times the sum of outstanding principal, accrued and unpaid interest, and Default Interest at 22% per annum. The Company may prepay the Note in cash, within 180 days of the issue date, at 125% of the outstanding principal amount plus accrued and unpaid interest; no prepayment is permitted after 180 days from the issue date. The embedded conversion feature of the Note will be evaluated for bifurcation under ASC 815-15 and, as applicable, measured at fair value in the period of issuance.

On July 20, 2026, Vanquish Funding Group, Inc., the holder of the Convertible Note issued on January 16, 2026, elected to convert $25,000 of principal and interest into 23,809,524 shares of common stock of the Company with a fair value of $35,714 ($0.0015 per share).

On July 22, 2026, Vanquish Funding Group, Inc., the holder of the Convertible Note issued on January 16, 2026, elected to convert $20,000 of principal and interest into 20,512,820 shares of common stock of the Company with a fair value of $28,718 ($0.0014 per share).

On July 29, 2026, Vanquish Funding Group, Inc., the holder of the Convertible Note issued on January 16, 2026, elected to convert $20,000 of principal and interest into 24,242,424 shares of common stock of the Company with a fair value of $29,091 ($0.0012 per share).

On August 4, 2026, Vanquish Funding Group, Inc., the holder of the Convertible Note issued on January 16, 2026, elected to convert $20,000 of principal and interest into 26,666,667 shares of common stock of the Company with a fair value of $29,333 ($0.0011 per share).

On August 6, 2026, Vanquish Funding Group, Inc., the holder of the Convertible Note issued on January 16, 2026, elected to convert $27,765 of principal and interest into 41,133,065 shares of common stock of the Company with a fair value of $45,246 ($0.0011 per share).

Compensation

On July 24, 2026, the Company issued an aggregate of 25,000,000 shares of the Company’s common stock with a fair value of $32,500 ($0.0013 per share) pursuant to the Company’s 2026 Stock Incentive Plan.

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

The Company is currently in the process of shifting its focus to becoming a technology company, specifically in the artificial intelligence and quantum computing spaces. The Company’s AI strategy is to address the needs three distinct economies, each of which requires a different solution: personal AI, enterprise automation, and compute frontier through a portfolio of three products: Pegasus, Scalova, and EntangleX.

On June 30, 2026, pursuant to stockholder consent, our Board of Directors authorized an amendment (the “Amendment”) to our Certificate of Incorporation, as amended, to change the name of the Corporation from Two Hands Corporation to Quantum X, Inc. The Company filed the Amendment with the Delaware Secretary of State on July 8, 2026. The name change will not be effective until it is cleared by the Financial Industry Regulatory Authority (“FINRA”).

On July 7, 2026, the Company voluntarily delisting its common shares from the Canadian Securities Exchange (the "CSE").  The Company’s common shares are no longer listed or posted for trading on the CSE. The Company’s common stock continues to be quoted on the OTC Markets under the symbol “TWOH”.

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

We believe the following critical accounting policies, among others, may be impacted significantly by judgment, assumptions and estimates used in the preparation of the Financial Statements:

NET LOSS PER SHARE

Basic net income (loss) per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period increased to include the number of additional common shares that would have been outstanding if potentially dilutive securities had been issued. Dilutive net loss per share for common stock is calculated utilizing the if-converted method which assumes the conversion non-redeemable convertible notes and the line of credit. On June 30, 2026, we excluded the common stock issuable upon conversion of non-redeemable convertible notes and convertible promissory notes of 1,556,192,009 shares as their effect would have been anti-dilutive. On June 30, 2025, we excluded the common stock issuable upon conversion of non-redeemable convertible notes and convertible notes of 1,235,643,582 shares as their effect would have been anti-dilutive.

STOCK-BASED COMPENSATION

The Company accounts for stock incentive awards issued to employees and non-employees in accordance with ASC 718. Accordingly, stock-based compensation is measured at the grant date, based on the fair value of the award. Stock-based awards to employees are recognized as an expense over the requisite service period, or upon the occurrence of certain vesting events. Additionally, stock-based awards to non-employees are expensed over the period in which the related services are rendered.

DERIVATIVE LIABILITY

The Company evaluates the embedded features of its financial instruments, including convertible notes payable, in accordance with ASC 480 and ASC 815. Certain conversion options and certain contingent features are required to be bifurcated from their host instrument and accounted for separately as derivative financial instruments when applicable criteria are met. The Company applies significant judgment to identify and evaluate complex terms and conditions of its financial instruments to determine whether such instruments are derivatives or contain features that qualify as embedded derivatives.

Bifurcated embedded derivatives are recognized at fair value at issuance, with the fair value recorded as a derivative liability and a corresponding debt discount limited to the proceeds received; any excess of the derivative’s fair value over the proceeds is recognized in the condensed consolidated statements of operations at issuance. Debt discounts are amortized to interest expense over the term of the related note. Bifurcated embedded derivatives are remeasured to fair value each reporting period, with changes in fair value recognized in the condensed consolidated statements of operations. Upon conversion, repayment, or extinguishment of the host instrument, the related derivative liability is remeasured to fair value with the change recognized in earnings and is then derecognized as part of the settlement or extinguishment accounting.

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2026 and 2025

Operating expenses:

	Three months ended June 30,		Change
	2026 $	2025 $	$	%
Salaries and benefits	79,500	75,000	4,500	6
Occupancy expense	—	24	(24)	(100)
Advertising and travel	(5)	—	(5)	—
Auto expenses	—	(340)	340	(100)
Consulting	213,433	27,998	185,435	662
Depreciation and Amortization	340	3,346	(3,006)	(90)
Bad debt	—	123	(123)	(100)
Office and general expenses	63,662	12,952	50,710	392
Professional fees	111,221	88,499	22,722	26
Stock based compensation - services	650,782	—	650,782	—
Stock based compensation - officers and directors	957,500	—	957,500	—
Total operating expenses	2,076,433	207,602	1,868,831	900

Our total operating expenses for the three months ended June 30, 2026 was $2,076,433, compared to $207,602, for the three months ended June 30, 2025, respectively. The increase in total operating expense is primarily due to increase in professional fees, consulting, office and general expenses and stock based compensation.

Salaries and benefits for the three months ended June 30, 2026 and 2025, comprise primarily compensation of our officers, directors, and contractor of $79,500 and $75,000, respectively.

During the three months ended June 30, 2026 and 2025, consulting expenses of $213,433 and $27,998 consisted of costs related to the development of new businesses and bookkeeping services.

Professional fees comprise legal fees from compliance and the review of proposed transactions and debt agreements, annual audit and filling fees.

Stock-based compensation - services for the three months ended June 30, 2026 and 2025, comprise primarily compensation of our contractors of $650,782 and $0, respectively.

Other income (expense):

	Three months ended June 30,		Change
	2026 $	2025 $	$	%
Amortization of debt discount and interest expense	(75,985)	(64,949)	(11,036)	17
Initial derivative expense	—	(235,220)	235,220	(100)
Change in fair value of derivative liabilities	(39,263)	171,453	(210,716)	(123)
Gain on debt settlement	5,272	—	5,272	—
Total other income (expenses)	(109,976)	(128,716)	18,740	(15)

Amortization of debt discount and interest expense for the three months ended June 30, 2026 was $75,985, compared to $64,949 for the three months ended June 30, 2025. Amortization of debt discount and interest expense relates to the issuance of non-redeemable convertible notes, convertible notes and promissory notes.

Gain on debt settlement of $5,272 for the three months ended June 30, 2026 represents the difference between the carrying value of convertible promissory notes, net and derivative liabilities settled of $279,760 and the cash paid of $274,488 for convertible notes issued on November 13, 2025 and December 2, 2025.

Net loss for the period:

	Three months ended June 30,		Change
	2026 $	2025 $	$	%
Net loss for the period	(2,186,409)	(336,318)	1,850,091	550

Our net loss for the three months ended June 30, 2026 was $2,186,409, compared to $336,318 for the three months ended June 30, 2025, respectively. Our losses during the three months ended June 30, 2026 and 2025 are primarily due to costs associated with compensation to our officers and directors, consulting, professional fees, stock based compensation, interest, offset by a decrease in fair value of derivative liabilities.

COMPARISON OF RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2026 and 2025

Operating expenses:

	Six months ended June 30,		Change
	2026 $	2025 $	$	%
Salaries and benefits	159,000	130,000	29,000	22
Occupancy expense	—	1,277	(1,277)	(100)
Advertising and travel	1,129	—	1,129	—
Auto expenses	—	—	—	—
Consulting	257,366	33,952	223,414	658
Depreciation and Amortization	717	5,951	(5,234)	(88)
Bad debt	—	6,561	(6,561)	(100)
Office and general expenses	88,934	32,737	56,197	172
Professional fees	196,691	254,193	(57,502)	(23)
Stock based compensation	650,782	—	650,782	—
Stock based compensation-salaries	957,500	—	957,500	—
Total operating expenses	2,312,119	464,671	1,847,448	398

Our total operating expenses for the six months ended June 30, 2026 was $2,312,119, compared to $464,671, for the six months ended June 30, 2025, respectively. The increase in total operating expense is primarily due to increase in salaries and benefits, consulting, office and general expenses and stock based compensation, offset by decrease in professional fees.

Salaries and benefits for the six months ended June 30, 2026 and 2025, comprise primarily compensation of our officers, directors, and contractor of $159,000 and $130,000, respectively.

During the six months ended June 30, 2026 and 2025, consulting expenses of $257,366 and $33,952 consisted of costs related to the development of new businesses and bookkeeping services.

Professional fees comprise legal fees from compliance and the review of proposed transactions and debt agreements, annual audit and filling fees.

Stock-based compensation - services for the six months ended June 30, 2026 and 2025, comprise primarily compensation of our contractors of $650,782 and $0, respectively.

Other income (expense):

	Six months ended June 30,		Change
	2026 $	2025 $	$	%
Amortization of debt discount and interest expense	(120,831)	(138,312)	17,481	(13)
Initial derivative expense	(33,804)	(235,220)	201,416	(86)
Change in fair value of derivative liabilities	210,839	171,453	39,386	23
Gain on debt settlement	5,272	—	5,272	—
Total other income (expenses)	61,476	(202,079)	263,555	(130)

Amortization of debt discount and interest expense for the six months ended June 30, 2026 was $120,831, compared to $138,312 for the six months ended June 30, 2025. Amortization of debt discount and interest expense relates to the issuance of non-redeemable convertible notes, convertible notes and promissory notes.

Initial derivative expense of $33,804 for the six months ended June 30, 2026 represents the difference between the fair value of the total embedded derivative liability of $113,804 and the cash received of $80,000 for convertible notes issued on January 16, 2026 .

Gain on debt settlement of $5,272 for the six months ended June 30, 2026 represents the difference between the carrying value of convertible promissory notes, net and derivative liabilities settled of $279,760 and the cash paid of $274,488 for convertible notes issued on November 13, 2025 and December 2, 2025.

Net loss for the period:

	Six months ended June 30,		Change
	2026 $	2025 $	$	%
Net loss for the period	(2,250,643)	(666,750)	(1,583,893)	238

Our net loss for the six months ended June 30, 2026 was $2,250,643, compared to $666,750 for the six months ended June 30, 2025, respectively. Our losses during the six months ended June 30, 2026 and 2025 are primarily due to costs associated with compensation to our officers and directors, consulting, professional fees, interest, and change in fair value of derivative liabilities.

QUARTERLY RESULTS OF OPERATIONS

The following is a summary of selected quarterly information that has been derived from the financial statements of the Company. This summary should be read in conjunction with the consolidated financial statements of the Company.

Quarter Ended	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2 025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024
Sales	$—	$—	$—	$—	$—	$—	$140,258	$179,502
Gross profit	$—	$—	$—	$—	$—	$—	($34,216)	$26,025
Operating expenses	$(2,076,433)	$(235,686)	$(332,678)	$(259,977)	$(207,602)	$(257,069)	$(299,791)	$(300,665)
Other income (expense)	$(109,976)	$171,452	$930,910	$(156,359)	$(128,716)	$(73,363)	$(489,659)	$(58,477)
Net income (loss) for the period	$(2,186,409)	$(64,234)	$598,232	$(416,336)	$(336,318)	$(330,432)	$(823,666)	$(333,117)
Basic and diluted net income (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2026

Cash flows used in operating activities

	Six months ended June 30,		Change
	2026 $	2025 $	$	%
Net cash used in operating activities	(570,110)	(348,705)	(221,405)	63

Our net cash used in operating activities for the six months ended June 30, 2026 and 2025 is $570,110 and $348,705, respectively. Our net loss for the six months ended June 30, 2026 of $2,250,643 and change in fair value of derivative liabilities of $210,839 was the main contributing factors for our negative cash flow. We were able to partially offset the cash used in operating activities with non-cash expenses such as stock-based compensation, amortization of debt discount and initial derivative expense.

Cash flows used in investing activities

	Six months ended June 30,		Change
	2026 $	2025 $	$	%
Net cash used in investing activities	(292,879)	—	(292,879)	—

Our net cash used in investing activities for the six months ended June 30, 2026 and 2025 is $292,879 and $0, respectively. During the six months ended June 30, 2026, we made deposits on contractual commitments related to our More Money, EntangleX and DailyLove projects

Cash flows from financing activities

	Six months ended June 30,		Change
	2026 $	2025 $	$	%

Net cash provided by financing activities	675,512	350,706	324,806	93

Our net cash provided by financing activities for the six months ended June 30, 2026 and 2025, is $675,512 and $350,706, respectively.

During the six months ended June 30, 2026 and 2025, the Company received cash advances from related party of $750,000 and $278,100, respectively. These cash advances earns interest at 8% per annum, is unsecured and is due on demand.

As of June 30, 2026, we had cash of $40,108, working capital (deficiency) of $(2,445,062) and total liabilities of $2,743,331.

Our working capital as of June 30, 2026 and December 31, 2025 is as follows:

	June 30, 2026	December 31, 2025
Current assets	$298,269	$254,236
Current liabilities	2,743,331	2,264,701
Working capital (Deficiency)	$(2,445,062)	$(2,010,465)

The Company is continuing to focus improving cash flows from operations by reducing incentives to customers, by making purchases from different suppliers, accelerating the collection of accounts receivable, reducing expenses, managing accounts payable balances and by paying our officers, directors, consultants and staff with our stock.

The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the six months ended June 30, 2026, the Company incurred a net loss of $2,250,643 and used cash in operating activities of $570,110, and on June 30, 2026, had stockholders’ deficit of $2,088,641 and an accumulated deficit of $97,255,645. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The Company’s independent registered public accounting firm, in their report on the Company’s financial statements for the year ended December 31, 2025, contains an explanatory paragraph regarding the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty should we be unable to continue as a going concern.

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

Commitments for future capital expenditures at June 30, 2026 is as follows:

	Payments Due by Period
Contractual obligations	Total $		Less than 1 year $	4 – 5 years $	After 5 years $
Accounts payable and accrued liabilities	613,785	613,785	—	—	—
Debt	1,921,043	1,921,043	—	—	—
Non-redeemable convertible notes	131,901	131,901	—	—	—
Convertible promissory notes, net	17,902	17,902
Derivative liabilities	58,700	58,700
Operating leases	—	—	—	—	—
Total contractual obligations	2,743,331	2,743,331	—	—	—

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

Six months ended June 30, 2026 and 2025

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

The consolidated statement of operations includes amortization of debt discount of $11,901 and $9,918 for the six months ended June 30, 2026 and 2025, respectively, due to the 20% increase in face value on January 1 each year. On June 30, 2026 and December 31, 2025, the carrying amount of the Note is $131,901 (face value of $144,000 less $12,099 unamortized discount) and $120,000 (face value of $120,000 less $0 unamortized discount), respectively.

Promissory Notes – Related Party

On June 30, 2026 and December 31, 2025, $1,678,087 (comprising of $1,603,100 of advances and $74,987of interest) and $882,632 (comprising of $853,100 of advances and $29,532 of interest), respectively was due to Emil Assentato, the Company's Chief Executive. During six months ended June 30, 2026, the Company issued total advances for $750,000 comprising $750,000 for cash received and $0 of expenses paid on behalf of the Company. This note payable – related party earns interest at 8% per annum, is unsecured and is due on demand.

Software Development Agreement

On May 1, 2026, the Company entered into a contract with Ujjwal Roy, the Head of Strategy of the Company, to (a) complete the build-out of the user face for EntangleX and (b) provide ongoing maintenance, operations, marketing, sales, and engineering services (“monthly operating costs”) to EntangleX and Scalova. The Company is committed to $250,000 in expenditures for the EntangleX build-out project which is expected to be completed in three months. The Company is also committed to an estimated $35,000 of monthly operating costs for the support of EntangleX and Scalova ($20,000 for EntangleX and $15,000 for Scalova). Pursuant to the provisions of ASC 985-20, all payments made during the period under this agreement to Ujjwal Roy ($80,000 for EntangleX and $70,000 in operating costs) have been deemed research and development, which we have recorded in general and administrative expense on the condensed consolidated statements of operations and comprehensive income (loss).

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

Foreign Exchange risk

We pay expenses in Canadian dollars from operations in Canada. Our consolidated financial statements are presented in U.S. dollars and our liabilities other than trade payables are primarily due in U.S. dollars.

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

As of August 12, 2026, the following securities were outstanding:

Common stock 7,697,746,967 shares

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the six months ended June 30, 2026, the Company issued an aggregate of 478,789,474 shares of the Company’s common stock with a fair value of $957,500 ($0.002 per share) pursuant to the Company’s 2026 Stock Incentive Plan. The shares were issued to certain officers, directors and consultants of the Company in consideration for services rendered pursuant to the terms of the Plan and applicable award agreements.

During the six months ended June 30, 2026, the Company issued an aggregate of 290,000,000 shares of the Company’s common stock with a fair value of $592,500 for services ($0.002 per share) pursuant to the Company’s 2026 Stock Incentive Plan.

During the six months ended June 30, 2026, the Company agreed to issued 210,000,000 shares of common stock of the Company for consulting and corporate advisory services with a fair value of $283,000 ($0.0013 per share) which was included in prepaid expenses. Prepaid expenses are amortized over periods from six months to twelve months.

During the six months ended June 30, 2026, the Company returned to treasury and cancelled 77,627,224 shares of common stock.

During the six months ended June 30, 2026, the Company issued 134,210,526 shares of the Company’s common stock with a fair value of $255,000 ($0.0019 per share) pursuant to the Company’s 2026 Stock Incentive Plan to settle accrued liabilities – related party due to Emil Assentato, the Chief Executive Officer of the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

During the quarter ended June 30, 2026, we did not have any defaults upon senior securities.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

During the quarter ended June 30, 2026, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

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

TWO HANDS CORPORATION

Dated: August 19, 2026	By: /s/ Emil Assentato Name: Emil Assentato Title: President, Chief Executive Officer and Director (Principal Executive Officer)

By: /s/ Matthew Stark Name: Matthew Stark Title: Chief Financial Officer and Director (Principal Financial and Accounting Officer)

